Form 10-Q
period 1995-06-30
GBC BANCORP
filed 1995-08-14
CIK 351710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  __________


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


                                 ____________

For Quarter Ended June 30, 1995 Commission file number  0-16213
                  -------------                         -------
        GBC BANCORP
-------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         California                                     95-3586596
     ------------------------------                   ----------------
   (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    800 West 6th Street, Los Angeles,                 California   90017
  ------------------------------------------------------------------------------
  (Address of principal executive offices)            (Zip code)

  Registrant's telephone number, including area code       213/972-4172
                                                       ----------------


-----------------------------------------------------------------------------
Former name former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No ___________
   ------------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value, 6,660,315 shares issued and outstanding as of
                                 ----------------
June 30, 1995.
-------------

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION ................................

  Item 1.  Financial Statements .................................

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations ........................................



PART II -  OTHER INFORMATION ....................................

  Item 1.  Legal Proceedings ....................................

  Item 2.  Changes in Securities ................................

  Item 3.  Default upon Senior Securities .......................

  Item 4.  Submission of Matters to a Vote of
           Securities Holders ...................................

  Item 5.  Other Information ....................................

  Item 6.  Exhibits and Reports on Form 8-K .....................



PART III-  SIGNATURES ...........................................

                         PART I - FINANCIAL INFORMATION

                            GBC Bancorp and Subsidiaries
                   Consolidated Statements of Financial Condition
                                       (Unaudited)

                                                                          June      December
(In Thousands)                                                            1995        1994
----------------------------------------------------------------------------------------------
                                                                            (In Thousands)
ASSETS

Cash and Due From Banks                                                   $31,278     $48,260
Federal Funds Sold                                                         49,300      64,000
Due From Financial Institutions - Time                                          -          99
Securities Available for Sale, at Market                                  361,876     357,235
Securities Held to Maturity (Market Value of $102,615 and
 $81,060 at June 30, 1995 and December 31, 1994, Respectively)            101,692      83,276
Loans and Leases                                                          482,177     500,990
Less:  Allowance for Credit Losses                                         20,255      23,025
       Deferred Loan Fees                                                   3,577       3,689
                                                                       ----------- -----------
Loans and Leases, Net                                                     458,345     474,276
Bank Premises and Equipment, Net                                            5,877       6,139
Other Real Estate Owned, Net                                                8,498       5,051
Due From Customers on Acceptances                                           4,207       5,132
Real Estate Held for Investment                                            15,231      17,897
Accrued Interest Receivable and Other Assets                               17,065      20,237
                                                                       ----------- -----------
  Total Assets                                                         $1,053,369  $1,081,602
                                                                       ----------- -----------
                                                                       ----------- -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                                  $120,735    $134,415
 Interest Bearing Demand                                                  176,212     197,392
 Savings                                                                  132,020     154,327
 Time Certificates of Deposit of $100,000 or More                         317,908     311,562
 Other Time Deposits                                                      153,404     136,324
                                                                       ----------- -----------
Total deposits                                                            900,279     934,020

Borrowings from the Federal Home Loan Bank                                 30,000      30,000
Subordinated Debt                                                          15,000      15,000
Acceptances Outstanding                                                     4,207       5,132
Accrued Expenses and Other Liabilities                                      9,271       9,767
                                                                       ----------- -----------
  Total Liabilities                                                       958,757     993,919

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   20,000,000 Shares Authorized; 6,660,315 and
   6,660,215 Shares Outstanding at June 30, 1995
   and December 31, 1994, Respectively                                     45,388      45,373
 Retained Earnings                                                         48,595      46,588
 Unrealized Holding Gains/(Losses) on Securities Avaliable
  for Sale, Net of Tax                                                        636      (4,271)
 Foreign Currency Translation Adjustments                                      (7)         (7)
                                                                       ----------- -----------
  Total Stockholders' Equity                                               94,612      87,683
                                                                       ----------- -----------
  Total Liabilities and Stockholders' Equity                           $1,053,369  $1,081,602

                                                                       ----------- -----------
                                                                       ----------- -----------


See Accompanying Notes to Consolidated Financial Statements.

                              GBC Bancorp and Subsidiaries
                            Consolidated Statements of Income
                                      (Unaudited)

                                                Three Months Ended  Six Months Ended
                                                    June 30,             June 30,
(In Thousands, Except Per Share Data)            1995      1994       1995      1994
---------------------------------------------------------------------------------------
                                                                                 >
INTEREST INCOME
  Loans and Leases, Including Fees              $12,691   $11,965    $25,050   $23,206
  Securities Available for Sale                   5,449     2,801     10,656     5,938
  Securities Held to Maturity                     1,623     1,649      3,067     3,312
  Due from Financial Institutions-Time                0         8          5        20
  Federal Funds Sold and Securities
   Purchased under Agreements to Resell           1,253     1,096      2,777     1,733
                                               --------- ---------  --------- ---------
    Total Interest Income                        21,016    17,519     41,555    34,209

INTEREST EXPENSE
  Interest Bearing Demand                         1,054     1,021      2,142     2,002
  Savings                                         1,195       529      2,540     1,102
  Time Deposits of $100,000 or More               4,132     3,587      7,969     6,439
  Other Time Deposits                             1,923     1,039      3,696     1,889
  Federal Funds Purchased and Securities
   Sold under Agreements to Repurchase                -       143          -       360
  Borrowings from the Federal Home Loan Bank        356       356        704       708
  Subordinated Debt                                 399       399        798       798
                                               --------- ---------  --------- ---------
    Total Interest Expense                        9,059     7,074     17,849    13,298

    Net Interest Income                          11,957    10,445     23,706    20,911
  Provision for Credit Losses                     5,000     2,760     10,100     4,060
                                               --------- ---------  --------- ---------
    Net Interest Income after Provision
     for Credit Losses                            6,957     7,685     13,606    16,851

NON-INTEREST INCOME
  Service Charges and Commissions                 1,392     1,373      2,773     2,749
  Gains/(Losses) on sale of loans                     4        25        (45)       49
  Loss on Sale of Securities Available for Sale       -         -          -       (26)
  Write Off of Securities Held to Maturity                   (150)         -         -
  Gain on Sale of Bank Premises and Equipment         9         -          9         -
  Other Income                                      199       142        374       220
                                               --------- ---------  --------- ---------
    Total Non-Interest Income                     1,604     1,390      3,111     2,992

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                  2,612     2,380      5,159     5,082
  Occupancy Expense                                 678       653      1,364     1,272
  Furniture and Equipment Expense                   389       526        791       904
  Net Other Real Estate Owned Expense               506     1,501      1,537     1,921
  Other Expenses                                  2,072     1,609      4,022     3,192
                                               --------- ---------  --------- ---------
    Total Non-Interest Expense                    6,257     6,669     12,873    12,371

Income before Provision for Income Taxes          2,304     2,406      3,844     7,472
Provision for Income Taxes                          850       510        771     2,061
                                               --------- ---------  --------- ---------
    Net Income                                   $1,454    $1,896      3,073     5,411
                                               --------- ---------  --------- ---------
                                               --------- ---------  --------- ---------
    Earnings Per Share                            $0.22     $0.28      $0.46     $0.80
                                               --------- ---------  --------- ---------
                                               --------- ---------  --------- ---------


See Accompanying Notes to Consolidated Financial Statements.

                            GBC Bancorp and Subsidiaries
                        Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                     For the Six Months Ended
                                                              June 30,
(In Thousands)                                           1995         1994
-----------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                               $3,073       $5,411

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:

Depreciation                                                530        2,113
Net Amortization/(Accretion) of Premiums/Discounts
 on Securities                                           (2,290)         432
Writedowns on Real Estate Held for Investment               387            -
Provision for Credit Losses                              10,100        4,060
Provision for Losses on Other Real Estate Owned             868        1,111
Amortization of Deferred Loan Fees                       (1,329)      (1,522)
(Gain)/Loss on Sale of Loans                                 45          (49)
Gain on Sale of Securities Available for Sale                 -         (124)
Loss on Write-off of Securities Held to Maturity              -          150
(Gain) on Sale of Bank Premises and Equipment                (9)           -
Gain on Sale of Other Real Estate Owned                     (10)        (104)
Net (Increase)/Decrease in Interest Receivable
 and Other Assets                                            60         (813)
Net Decrease in Accrued Expenses and other
 Liabilities                                               (959)      (2,762)
Other, Net                                                  (17)         178
                                                       ---------    ---------
  Net Cash Provided by Operating Activities              10,449        8,081

INVESTING ACTIVITIES:

Purchases of Securities Available for Sale             (275,872)     (36,078)
Proceeds from Maturities of Securities Available
 for Sale                                               282,059       48,451
Proceeds from Sales of Securities Available for Sale          -       21,097
Proceeds from Maturities of Securities Held to Maturity  15,688        1,140
Purchases of Securities Held to Maturity                (34,158)      (2,673)
Loans Originated for Sale                               (25,476)     (22,840)
Proceeds from Sales of Loans                             14,777       22,795
Net (Increase)/Decrease in Loans and Leases              10,721       (7,669)
Proceeds from Sales of Other Real Estate Owned            2,805        5,824
Purchases of Bank Premises and Equipment                   (282)      (1,409)
Proceeds from Sale of Bank Premises and Equipment            18
Proceeds from Sales of Real Estate Investment             2,635            -
Additions to Real Estate Held for Investment               (356)      (1,739)
                                                       ---------    ---------
  Net Cash Provided/Used by Investing Activities         (7,441)      26,899




See accompanying notes to consolidated financial statements.

                           GBC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            For the Six Months Ended
                                                                   June 30,
(In Thousands)                                                1995           1994
------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net Increase/(Decrease) in Demand Deposits                  ($13,680)        $5,828
Net Increase/(Decrease) in Interest-Bearing Demand Accounts  (21,180)         9,936
Net Decrease in Savings Deposits                             (22,307)       (12,306)
Net Increase in Certificates of Deposits                      23,426         29,121
Net Decrease in Federal Funds Purchased
 and Securities Sold under Agreements to Repurchase                -        (24,844)
Cash Dividend Paid                                            (1,066)        (1,065)
Proceeds from Exercise of Stock Options                           18             45
                                                            ---------      ---------
  Net Cash Provided/Used by Financing Activities             (34,789)         6,715
                                                            ---------      ---------

  Net Change in cash and Cash Equivalents                    (31,781)        41,695

Cash and Cash Equivalents at Beginning of Period             112,359        105,426
                                                            ---------      ---------

Cash and Cash Equivalents at End of Period                   $80,578       $147,121
                                                            ---------      ---------
                                                            ---------      ---------



Supplemental Disclosures of Cash Flow Information:

Cash Paid during This Period for:
  Interest Paid (Net of Capitalized Interest)                $14,215        $13,185
  Income Taxes                                                   450          4,366
                                                            ---------      ---------
                                                            ---------      ---------
Noncash Investing Activities:
  Loans Transferred to Other Real Estate Owned                $7,383         $9,333
  Loans to facilitate the sale of Other Real Estate Owned        290              -
  Held to Maturity Securities Transferred to
   Available for Sale Securities                                   -          9,403
                                                            ---------      ---------
                                                            ---------      ---------

See Accompanying Notes to Consolidated Financial Statements.

                          GBC BANCORP AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     In the opinion of management, the consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of June 30, 1995 and December 31, 1994 and the six and three months ended June 30, 1995 and 1994, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned financial statements are in conformity with general accepted accounting principles.


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS BOARD NO. 114 AS AMENDED

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS" 114). Under the provisions of SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, fair value of the loan's collateral, or market value of the loan. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for credit losses. Bank regulators have interpreted SFAS 114 to require that an impaired loan that is collateral-dependent be carried at the fair value of the loan's collateral. SFAS 114 also applies to restructured loans and changes the requirement of accounting for loans that are in-substance foreclosures as foreclosed assets requiring their recognition upon the physical possession of the underlying collateral by the Bank.

     In October 1994 the FASB issued Statement No. 118, "Accounting by
Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), that amends SFAS 114 and eliminates its provision regarding how a creditor should report income on an impaired loan. As a result of the amendment, creditors may now continue to use existing methods for recognizing income on impaired loans, including methods that are required by certain banking regulators. SFAS 118 also clarified the disclosure requirements of SFAS 114.

     Statements 114 and 118 are effective for fiscal years beginning after December 15, 1994 and the initial adoption is required to be reflected prospectively. The Company adopted SFAS 114 and SFAS 118 on January 1, 1995. The adoption did not have a material impact on the financial position or results of the Company.

     With the exception of one credit, all loans identified as impaired are on a nonaccrual status. No restructured loans are considered impaired as of June 30, 1995. Interest payments received on nonaccrual loans generally are either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.


EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average shares outstanding including common stock equivalents for the periods disclosed. Because of the price of GBC Bancorp common stock during the six and three months ended June 30, 1995, all potential common stock equivalents were anti-dilutive and accordingly were not included in the weighted average shares outstanding for these periods.


CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash and cash equivalents consist of cash and due from banks, due from financial institutions-time and Federal funds sold.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

     For the six months ended June 30, 1995, GBC Bancorp earned net income of $3,073,000, or $0.46 per share. For the corresponding period of a year ago, the Company earned $5,411,000, or $0.80 per share.

     The reduction in net income of $2,338,000, or $0.34 per share is primarily the result of a $6,040,000 increase in the provision for credit losses. The increase in the provision was partially offset by a $2,795,000 increase in the net interest income earned during the six months ended June 30, 1995 compared to the corresponding period of 1994.

     Net income for the second quarter of 1995 was $1,454,000, or $0.22 per share compared to $1,896,000, or $0.28 per share for the second quarter of 1994. As was the case for the six month comparison, the decline in net income was primarily due to an increased provision for credit losses of $2,240,000 which was partially offset by an increased net interest income of $1,512,000.

     For the six months ended June 30,1995 and 1994, the return on average assets ("ROA") was 0.58% and 1.13%, respectively. For the six months ended June 30, 1995 and 1994, the return on average stockholders' equity ("ROE") was 6.78% and 12.13%, respectively. The decline of these ratios is as explained above.

     For the quarter ended June 30, 1995 and 1994, ROA was 0.55% and 0.78%, respectively, and ROE was 6.26% and 8.32%, respectively. The decline of these ratios is as explained above.

RESULTS OF OPERATIONS


NET INTEREST INCOME

     For the six months ending June 30, 1995, net interest income before the provision for credit losses amounted to $23,706,000, an increase of $2,795,000, or 13.40%.

     Total interest income for the six months ended June 30, 1995 was $41,555,000 compared to $34,209,000 for the corresponding period of a year ago. The $7,346,000 increase, or 21.5%, was due to both an increase in the average earning assets and the yield earned thereon. Average earning assets for the six months ending June 30, 1995 and 1994 were $1,002,588,000 and $896,675,000, respectively, representing a $106 million, or 11.8% increase. The yields on earning assets were 8.36% and 7.69% for the six months ending June 30, 1995 and 1994, respectively, representing a 67 basis point increase, or 8.70%.

     Total interest expense for the six months ending June 30, 1995 and 1994 was $17,849,000 and $13,298,000, respectively, representing a $4,551,000, or 34.2%
increase. As was the case for interest income, the interest expense increase was a function of both an increase in average interest bearing liabilities and the rates paid thereon. Average interest bearing liabilities for the six months ending June 30, 1995 and 1994 were $839,298,000 and $774,788,000, respectively, representing a $64,510,000, or 8.30% increase. The rates paid on interest bearing liabilities were 4.29% and 3.46% for the six months ending June 30, 1995 and 1994, respectively.

     The net interest margin (defined as the difference between interest income and interest expense divided by average earning assets and annualized) increased from 4.70% to 4.74%, for the six months ending June 30, 1995 compared to the same period of the year earlier.

     The increase in the margin was primarily the result of an increase of $22,433,000 of non-interest bearing deposits during the six months ended June 30, 1995, compared to the corresponding period of a year ago.

     Net interest income before the provision for credit losses for the three months ending June 30, 1995 and 1994 was $11,957,000 and $10,445,000,
respectively, representing an increase of $1,512,000 or 14.50%.

     Total interest income for the quarter ending June 30, 1995 was $21,016,000, compared to $17,519,000, or a $3,497,000 increase over the quarter ending June 30, 1994. The increase was due to both a growth of average earning assets and an increase in the yields earned thereon.

     Total interest expense for the quarters ending June 30, 1995 and 1994 was $9,059,000 and $7,074,000, respectively, representing a $1,985,000 or 28.1%
increase. As was the case with interest income, the increase in interest expense was due to an increase of the average of interest bearing liabilities and an increase in the rates paid thereon.

     The net interest margin for the quarter ended June 30, 1995 and 1994 was 4.78% and 4.67%, respectively. Contributing to the increase in the margin was the growth of non-interest bearing deposits. Average non-interest bearing deposits were $117,350,000 and $95,674,000 for the quarters ending June 30, 1995 and 1994, respectively.


PROVISION FOR CREDIT LOSSES

     For the six months ending June 30, 1995, the provision for credit losses totaled $10,100,000, compared to $4,060,000 for the corresponding period of 1994, representing an increase of $6,040,000, or 149%.

     The increase of the provision for credit losses was caused by the continued effect of the increase in interest rates last year, which negatively impacted on the recovery of the local economy and the commercial real estate market. These factors affect the financial capabilities and liquidity of the Company's borrowers and the valuation of the underlying collateral supporting the Company's loans. Additionally, the Company's subsidiary, General Bank, had an examination by federal bank regulators in the first quarter of 1995, and the provision for credit losses and charge-offs recorded during the six months ended June 30, 1995, reflect actions taken in response to the findings of the examination. The provision and charge-offs largely reflect recent appraisals of underlying collateral of commercial real estate loans, but do not necessarily represent realized losses. (See Regulatory Matters section following for further discussion.)

     For the quarter ending June 30, 1995, the provision for credit losses totaled $5,000,000 compared to $2,760,000 for the corresponding period of 1994, representing an increase of $2,240,000 or 81.2%. The explanation for this increase is as noted above for the six-month comparison.


NON-INTEREST INCOME

     Non-interest income for the six months ended June 30, 1994 totaled $3,111,000 compared to $2,992,000 for the corresponding period of a year ago, representing a $119,000 or 4.0% increase. The increase is primarily due to $154,000, or 70%, growth in other non-interest income. Other non-interest income includes various categories, but primarily consists of income from escrow services. For the six months ending June 30, 1995 escrow services totaled $290,000 compared to $172,000 for the corresponding period of a year ago.

     Non-interest income for the quarter ended June 30, 1995 totaled $1,604,000 compared to $1,390,000 for the corresponding period of a year ago, representing a $214,000, or 15.4% increase. The increase was primarily due to the one-time $150,000 write-off of a security deemed uncollectible during the quarter ended June 30, 1994. For the quarter ended June 30, 1995, there were no security transactions.


NON-INTEREST EXPENSE


     For the six months ending June 30, 1995 and 1994 non-interest expense was $12,873,000 and $12,371,000, representing a $502,000, or 4.1% increase. While there was a $384,000 decrease in net other real estate owned expense due to reduced OREO operating costs and provision amounts, this was offset by an $830,000 increase in other expenses. The largest increases were legal, real estate investment expense, FDIC assessments, and appraisal expense.

     Real estate investment expense increased $155,000 directly attributable to those properties being readied for marketing in 1995. Prior to this time, costs were capitalized to the extent permitted by the lower of cost or fair value. FDIC assessments increased $265,000 as a result of both an increase of insurable deposits and the increase in the assessment rate that the Bank is obligated to pay. Appraisal expense increased by $140,000 primarily due to the increased level of non-performing assets.


     For the three months ended June 30, 1995 and 1994, non-interest expense was $6,257,000 and $6,669,000, respectively, representing a $412,000, or 6.2%
decrease. The reduction was primarily due to a $995,000 reduction of net other real estate expense offset by a $463,000 increase in other expenses. The reasons for these changes in other expenses are as explained above for the six-month variances.


PROVISION FOR INCOME TAXES

     The provision for income taxes for the six months ending June 30, 1995 was $771,000, representing an effective tax rate of 20%. This effective tax rate is based on management's assessment of the expected tax rate of pre-tax income for the year 1995, the year-end timing differences and the federal income tax credits related to the low-income housing investments. For the six months ended June 30, 1994, the provision for income taxes was $2,061,000, or 27% of pre-tax income.

     For the quarter ending June 30, 1995 and 1994, the provision for income taxes was $850,000 and $510,000, respectively, representing effective rates of 37% and 21%. The high rate of the quarter ended June 30, 1995, reflected a year-to-date change in the assumption of pre-tax income for the year 1995.


FINANCIAL CONDITION

LOANS


     As of June 30, 1995, total loans and leases amounted to $482,177,000 representing an $18,813,000, or 3.80% decrease from total loans of $500,990,000 outstanding as of December 31, 1994. During the first six months of 1995 there were loan charge-offs of $13,002,000 and the transfer of $7,969,000 of loans to other real estate owned, at the lower of cost or fair value.

     The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding for the periods indicated:

-------------------------------------------------------------------------------------
                                      JUNE 30, 1995              DECEMBER 31, 1994
-------------------------------------------------------------------------------------
 (IN THOUSANDS)                    Amount     Percentage      Amount     Percentage
-------------------------------------------------------------------------------------
Commercial                        $146,045      30.29%       $132,806         26.50%
-------------------------------------------------------------------------------------
Real Estate - Construction         $57,455      11.92%        $60,610         12.10%
-------------------------------------------------------------------------------------
Real Estate - Conventional        $252,342      52.33%       $281,225         56.10%
-------------------------------------------------------------------------------------
Installment                           $287       0.06%           $377          0.10%
-------------------------------------------------------------------------------------
Other Loans                        $25,784       5.35%        $25,699          5.10%
-------------------------------------------------------------------------------------
Leveraged Leases                      $264       0.05%           $273          0.10%
-------------------------------------------------------------------------------------
TOTAL                             $482,177     100.00%       $500,990        100.00%
-------------------------------------------------------------------------------------


NONPERFORMING ASSETS

     A certain degree of risk is inherent in the extension of credit. Management believes that it has credit policies in place to assure minimizing the level of loan losses and nonperforming loans. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance. Included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

     The Company has a policy of classifying loans (including a loan impaired under SFAS 114) which are 90 days past due as to principal and/or interest as nonaccrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

     The following table provides information with respect to the Company's past due loans, restructured loans and other real estate owned at the dates indicated:


----------------------------------------------------------------------
(IN THOUSANDS)                      June 30, 1995    December 31, 1994
----------------------------------------------------------------------
Loan 90 Days or More Past Due
  and Still Accruing                         $11                 $999
----------------------------------------------------------------------
Nonaccrual Loans                         $41,894              $46,672
----------------------------------------------------------------------
Total Past Due Loans                     $41,905              $47,671
----------------------------------------------------------------------
Restructured Loans                       $12,722              $20,865
----------------------------------------------------------------------
Total Nonperforming Loans                $54,627              $68,536
----------------------------------------------------------------------
Other Real Estate Owned, Net              $8,498               $5,051
----------------------------------------------------------------------
Total Nonperforming Assets               $63,125             $ 73,587
----------------------------------------------------------------------

     Total nonperforming assets decreased $10,462,000, or 14.2%, from $73,587,000 as of December 31, 1994 to $63,125,000 as of June 30, 1995. The net
reduction is primarily attributable to charge-offs amounting to $13.0 million recorded during the six months ended June 30, 1995, offset by an increase of $3.4 million in other real estate owned, net.

     Commercial real estate and construction loans as a group comprise 85.0% of the total nonaccrual loans, as of June 30, 1995. Although the value of the underlying collateral is affected by the high interest rates and economic factors described above, the collateral nevertheless provides substantial protection against the loss of principal.

     The following table breaks out the Company's nonaccrual loans by category as of June 30, 1995 and December 31, 1994:



-------------------------------------------------------------------
(IN THOUSANDS)                June 30, 1995       December 31, 1994
-------------------------------------------------------------------
Commercial                           $6,222                  $3,462
-------------------------------------------------------------------
Real Estate-Construction             $9,280                 $14,099
-------------------------------------------------------------------
Real Estate-Conventional            $26,332                 $29,111
-------------------------------------------------------------------
Installment                               -                       -
-------------------------------------------------------------------
Other Loans                             $60                       -
-------------------------------------------------------------------
TOTAL                               $41,894                 $46,672
-------------------------------------------------------------------

     Restructured loans consist of six real estate credits with a balance of $12,722,000 as of June 30, 1995. This compares to $20,865,000 of restructured loans as of December 31, 1994. The $8,143,000 reduction is due to pay-downs, charge-offs and two loans being put on nonaccrual status during the six months ended June 30, 1995. Restructured loans which are nonaccrual loans are not included in the balance of restructured loans. There are no commitments to lend additional funds on any of the restructured loans.

     Other real estate owned ("OREO"), net of valuation allowance of $1,255,000, totaled $8,498,000 as of June 30, 1995, representing an increase of $3,4477,000, or 68.00%, over the net balance as of December 31, 1994 of $5,051,000, net of valuation allowance of $429,000. Additional properties with fair value of $7,383,000 were added to OREO during the six months ending June 30, 1995. Dispositions during the same period were $3,111,000, with a resulting net gain of $10,000. The net gain is included in net other real estate owned expense.

     As of June 30, 1995, OREO consisted of fifteen properties. The following table sets forth OREO by property type for the dates as indicated:

-----------------------------------------------------------------------------
(IN THOUSANDS)                          June 30, 1995       December 31, 1994
-----------------------------------------------------------------------------
1-4 Family Residential Properties                 $11                    $290
-----------------------------------------------------------------------------
Multi-Family Residential Properties            $7,670                  $3,689
-----------------------------------------------------------------------------
Commercial Properties                            $606                    $414
-----------------------------------------------------------------------------
Land                                           $1,466                  $1,087
-----------------------------------------------------------------------------
TOTAL                                          $9,753                  $5,480
-----------------------------------------------------------------------------
  Less Valuation Allowance                    $(1,255)                  $(429)
-----------------------------------------------------------------------------
OREO, NET                                      $8,498                  $5,051
-----------------------------------------------------------------------------

     The properties are all included in the Bank's market area. As of June 30, 1995, three properties comprise the land category. The Company does not intend to develop these properties; rather, it expects to sell the land undeveloped.

     Management cannot predict the extent to which the current economic environment, including the real estate market, may persist or worsen or the full impact such environment may have on the Bank's loan portfolio. Furthermore, as the Bank's primary regulators review the loan portfolio as part of their routine, periodic examinations of the Bank, their assessment of specific credits may affect the level of the Bank's nonperforming loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, have terms modified in the future, or become OREO. (See Regulatory Matters section following for further discussion.)

ALLOWANCE FOR CREDIT LOSSES

     SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, was adopted on January 1, 1995. As of June 30, 1995, the Company had $34,599,000 of recorded investment in impaired loans for which there is a related allowance for credit losses determined in accordance with SFAS 114 of $5,576,000. As of June 30, 1995, the amount of recorded investment in impaired loans for which there is no related allowance for credit losses is $312,000. Impaired loans that are deemed to be collateral-dependent are carried at the fair value of the collateral.

     The table below summarizes the activity in the total allowance for credit losses for the six months ended June 30, 1995 and 1994. The amounts include the allowance on impaired loans determined in accordance with SFAS 114.


(IN THOUSANDS)                          June 30, 1995            June 30, 1994
------------------------------------------------------------------------------
Balance, Beginning of Period                  $23,025                  $11,977
------------------------------------------------------------------------------
Provision for Credit Losses                   $10,100                   $4,060
------------------------------------------------------------------------------
Charge-offs                                  $(13,002)                 $(2,567)
------------------------------------------------------------------------------
Recoveries                                       $132                     $242
------------------------------------------------------------------------------
   Net Charge-offs                           $(12,870)                 $(2,325)
------------------------------------------------------------------------------
BALANCE, END OF PERIOD                        $20,255                  $13,712
------------------------------------------------------------------------------

     As of June 30, 1995, the $20,255,000 allowance represents 4.20% of outstanding loans and leases. This compares to an allowance of $23,025,000 as of December 31, 1994, or 4.60% of outstanding loans and leases. As of June 30, 1995, the allowance represents 37.10% of nonperforming loans. As of December 31, 1994, the allowance represented 33.60% of nonperforming loans.

     The increase of the provision for credit losses is caused by continued effect of the increase in interest rates last year, which impact on the recovery of the local economy and the commercial real estate market. These factors affect the financial capabilities and liquidity of the Company's borrowers and the valuation of the underlying collateral supporting the Company's loans. Additionally, the Company's subsidiary, General Bank, had an examination by federal bank regulators in the first quarter of 1995, and the provision for credit losses and the charge-offs recorded during the six months ended June 30, 1995, reflect actions taken in response to the findings of the examination. A portion of the charge-offs in 1995 related to collateral dependent loans whose allowance approximately equaled the charge-offs. Thus the resulting allowance as a percentage of loans outstanding has been reduced, at June 30, 1995 compared to December 31, 1994.

     Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of June 30, 1995.


SECURITIES

     The Company classifies its securities as held to maturity or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

     Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors are classified as securities available for sale. These securities are carried at market value, with unrealized gains or losses reflected net of tax in stockholders' equity.

     As of June 30, 1995, the Company recorded gross unrealized gains of $1,099,000 on its available-for-sale portfolio and the inclusion as a separate addition to stockholders' equity of $636,000 representing the unrealized holding gain, net of tax.

     The following table summarizes the carrying value of the Company's securities held to maturity and the securities available for sale as of the dates indicated:




                                     6/30/95                                      12/31/94
-----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                         GROSS      GROSS                             GROSS       GROSS
                         AMORTIZED  UNREALIZED  UNREALIZED   MARKET    AMORTIZED  UNREALIZED  UNREALIZED   MARKET
                            COST       GAINS     LOSSES        VALUE      COST       GAINS     LOSSES      VALUE
-----------------------------------------------------------------------------------------------------------------
Securities Held to
Maturity
-----------------------------------------------------------------------------------------------------------------
 U.S. Treasuries            $1,963                 $(49)     $1,914     $1,978          -     $(185)     $1,793
-----------------------------------------------------------------------------------------------------------------
 U.S. Government
 Agencies                  $10,625        $31               $10,656    $10,726          -     $(258)    $10,468
-----------------------------------------------------------------------------------------------------------------
 Mortgage Backed
 Securities                $17,774        $41               $17,815    $19,048          -     $(716)    $18,332
-----------------------------------------------------------------------------------------------------------------
 State & Municipal
  Securities                $7,137       $225                $7,362     $7,322       $124          -     $7,446
-----------------------------------------------------------------------------------------------------------------
 Auction Preferred
 Stock                     $18,800                          $18,800          -          -          -          -
-----------------------------------------------------------------------------------------------------------------
 Commercial Paper                -                                -     $2,999          -          -     $2,999
-----------------------------------------------------------------------------------------------------------------
 Collateralized            $18,367                 -(90)    $18,277    $14,162          -   $(1,356)    $12,806
 Mortgage Obligations
-----------------------------------------------------------------------------------------------------------------
 Asset Backed
 Securities                $27,026       $765               $27,791    $27,041       $175          -    $27,216
-----------------------------------------------------------------------------------------------------------------
Total Securities Held
to Maturity               $101,692     $1,062     $(139)   $102,615    $83,276       $299   $(2,515)    $81,060
-----------------------------------------------------------------------------------------------------------------





                                     6/30/95                                      12/31/94
-----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                         GROSS      GROSS                             GROSS       GROSS
                         AMORTIZED  UNREALIZED  UNREALIZED   MARKET    AMORTIZED  UNREALIZED  UNREALIZED   MARKET
                            COST       GAINS     LOSSES        VALUE      COST       GAINS     LOSSES      VALUE
-----------------------------------------------------------------------------------------------------------------
Securities Available
for Sale

 U.S. Treasuries             $14,790       $109          -    $14,899    $37,556          -      $(67)    $37,489
-----------------------------------------------------------------------------------------------------------------
 U.S. Government
 Agencies                   $204,116       $799              $204,915   $194,152          -     $(694)   $193,458
-----------------------------------------------------------------------------------------------------------------
 Mortgage Backed
 Securities                  $50,093          -     $(635)    $49,458    $34,141          -   $(2,838)    $31,303
-----------------------------------------------------------------------------------------------------------------
 Corporate Notes             $28,015     $1,257          -    $29,272    $42,018       $136          -    $42,154
-----------------------------------------------------------------------------------------------------------------
 Collateralized
 Mortgage Obligations        $54,059          -     $(682)    $53,377    $48,228          -   $(3,820)    $44,408
-----------------------------------------------------------------------------------------------------------------
 Other Securities             $9,705       $250          -     $9,955     $8,523          -     $(100)     $8,423
------------------------------------------------------------------------------------------------------------------
Total Securities
Available for Sale          $360,778     $2,415   $(1,317)   $361,876   $364,618       $136   $(7,519)   $357,235
------------------------------------------------------------------------------------------------------------------


     There were no sales of securities available for sale during the six months ended June 30, 1995. Proceeds from the sales of securities available for sale were $1,016,000 during the six months ended June 30, 1994. There were no sales of securities held to maturity for the six months ended June 30, 1995 and 1994.


DEPOSITS

The Company's deposits totaled $900,279,000 as of June, 1995, representing a $33,741,000, or 3.60%, decrease from total deposits of $934,020,000 as of December 31, 1994. With the exception of time certificates of deposit of $100,000 or more and other time deposits (primarily certificates of deposit of less than $100,000) which increased $23,426,000, all other deposit categories declined compared to year-end 1994.

     The Company believes that the majority of its deposit customers have strong ties to the Bank. There is no large concentration with any major depositors. Accordingly, the Company believes its deposit source to be stable.

     The maturity schedule of time certificates of deposit of $100,000 or more as of June 30, 1995 is as follows:


     (In Thousands)
     --------------
          3 months or less......................  $175,991
          Over 3 months through one year........  $140,095
          Over one year through 5 years.........  $  1,822
                                                  --------
          Total.................................  $317,908
                                                  --------
                                                  --------

REGULATORY MATTERS

     In August, 1994, the Bank entered into a Memorandum of Understanding ("MOU") with the FDIC which resulted from the FDIC's examination report of the Bank dated as of January 3, 1994. As of June 30, 1995, management believes the Bank was in compliance with the quantitative terms of the MOU, which include:
(a) a $31 million reduction in adversely classified assets over the year following the effective date of the MOU; (b) a maximum "volatile liability dependence ratio" of 30% (as of June 30, 1995, the ratio was 16.6%); and (c) a minimum Tier 1 capital ratio (leverage ratio) of 7% (as of June 30, 1995, the ratio was 8.74%). The MOU also provided that the prior written consent of the FDIC would be required before the Bank could pay cash dividends if either the minimum capital ratio requirement were not met or cash dividends for the four quarters including the current quarter's dividends, exceeded 50% of the Bank's net income during such period. During the last four quarters, the Bank paid cash dividends of $2,131,000 on net income of $5,200,000.

     Following the Bank's receipt of the FDIC's examination report as of February 21, 1995, the Board of Directors of the Bank was informed that the Bank was not in compliance with certain non-quantitative provisions of the MOU. The Board of Directors and the FDIC are currently negotiating an amended MOU (the "Amended MOU") which has not yet been finalized.

     The proposed Amended MOU, among other things, calls for (a) a $20 million capital injection to the Bank from the Company (this injection would come from funds already available to the Company); (b) maintenance of a 7% minimum Tier 1 capital ratio (leverage ratio) thereafter;
(c) a reduction of $69 million of adversely classified assets within one year of the effective date, as well as limitations on new advances to borrowers with adversely classified or charged off loans; (d) the timely and proper identification of problem loans and the establishment of a comprehensive policy for determining the adequacy of the reserves for loan losses; and (e) the adoption of a written policy regarding internal controls and procedures. The proposed Amended MOU also requires the Bank to seek approval from the FDIC before the payment of any cash dividends.

     The Company's Board of Directors received a notification letter, dated April 25, 1994, from the Federal Reserve Bank of San Francisco (the "Federal Reserve") that requires the Company to inform the Federal Reserve prior to its taking any of the following actions: (a) declaring cash or in kind dividends;
(b) incurring debt; (c) repurchasing stock; (d) entering into any agreements to acquire any entities or portfolios. As of June 30, 1995 this notification letter remains in effect.



CAPITAL RESOURCES

    Stockholders' equity totaled $94,612,000 as of June 30, 1995, an increase of $6,929,000, or 7.90%, from $87,683,000, as of December 31, 1994. The increase is primarily comprised of the effect of a turnaround from unrealized holding losses at year-end to unrealized gains amounting to $4,907,000 net of tax, and net income of $3,073,000 for the six months ended June 30, 1995 less dividends declared of $1,066,000, for the same six months.

     The Company's and the Bank's risk-based Tier I capital and total capital, and leverage ratios are as follows as of the dates indicated:


--------------------------------------------------------------------------------------------
                                         June 30, 1995                December 31, 1994
--------------------------------------------------------------------------------------------
                         (1)  (2)  GBC Bancorp    General Bank   GBC Bancorp    General Bank
--------------------------------------------------------------------------------------------
Risk-Based Capital
--------------------------------------------------------------------------------------------
 Ratios: Tier 1          6%   4%        13.85%          12.41%        13.21%          11.82%
--------------------------------------------------------------------------------------------
         Total          10%   8%        15.99%          13.66%        15.34%          13.07%
--------------------------------------------------------------------------------------------
Leverage Ratio           5%   4%         8.74%           7.81%         8.69%           7.76%
--------------------------------------------------------------------------------------------

     (1)  Ratio represents the minimum capital ratios required for "well capitalized" institutions.
     (2)  Ratio represents the minimum capital ratios required for "adequately capitalized" institutions.

     Management monitors its capital position on an on-going basis and is committed to maintaining capital at a sufficient level to assure stockholders, customers and regulators that the Company is financially sound.


LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include interest-bearing deposits with other financial institutions, federal funds sold, unpledged investment securities maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $403,271,000, or 38.2% of total assets as of June 30, 1995, compared to $427,484,000, or 39.8% of total assets at December 31, 1994.

     To further supplement its liquidity, the Company has established Federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 25 percent of assets with terms up to 240 months. As of June 30, 1995 the Company has a $30,000,000 fixed rate advance outstanding under this financing facility with the FHLB. Management believes its liquidity sources to be stable and adequate.

     As of June 30, 1995, total loans and leases represented 53.6% of total deposits, the same ratio as of December 31, 1994.

     Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity on an on-going basis through the analysis of the repricing characteristics of its loans, investments, and deposits, and managing the estimated net interest income volatility by adjusting the terms of its interest-earning assets and liabilities, and through the use of derivatives as needed.
As of June 30, 1995, no such derivative contracts had been entered into for trading or investment purposes.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They have been used to manage the interest rate risk from the origination of fixed rate residential mortgage loans. Futures contracts on ten year Treasury notes are sold to reduce the impact of increases in interest rates, which affect the prices for which fixed rate residential mortgages will be sold. The fair value of the underlying futures contract is expected to move inversely to the change in fair value of the loans.

     The Company never intends to deliver the underlying securities that the futures contract commits to sell. Rather, it purchases offsetting contracts to eliminate the obligation. The Company is exposed to the risk that the fair value of futures contracts, being based upon the value of the ten year Treasury note, does not move proportionately with the change in fair value of the loans being hedged. This basis risk is unpredictable and can result in economic loss to the Company.

     Initial margin requirements and daily calls are met in cash. Futures contracts have little credit risk as organized exchanges are the counterparties.

     As of June 30, 1995, there were no futures contracts outstanding.

     While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over various time periods, the differences in the amounts of the Company's rate sensitive assets and rate sensitive liabilities. These differences, or "gaps", provide an indication of the extent that net interest income may be affected by future changes in interest rates. However, these "gaps" do not take into account timing differences between the repricing of assets and the repricing of liabilities.

     A positive gap exists when rate sensitive assets exceed rate sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising rate environment and may inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, referred to as a negative gap, it indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising interest rate environment may inhibit earnings and declining rates may enhance earnings.

     The following table indicates the Company's interest rate sensitivity position as of June 30, 1995; it may not be reflective of positions in subsequent periods:

                                                                             June 30, 1995
                                                                      Interest Sensitivity Period
                                           -------------------------------------------------------------------------------------
                                           0 TO 90        91 TO 365     Over 1 Year      Over        Non-Interest
(In Thousands)                               Days           Days        TO 5 Years      5 Years      Erng/Bearing       Total
----------------------------------------   ---------     -----------    -----------    ---------     --------------    ----------
Earning Assets:

Securities Available for Sale              $103,656      $ 88,240        $ 84,638        $ 85,343               --     $   361,877
Securities Held to Maturity                  19,652           821          41,568          39,650                          101,691
Federal Funds Sold                           49,300            --              --              --               --          49,300
Loans (1) (2)                               365,166        24,930          18,713          31,474               --         440,283

Non-Earning Assets (2)                           --            --              --              --          100,218         100,218
                                           ---------     ---------       ---------       ---------     -----------      ----------
Total Assets                               $537,774      $113,991        $144,919        $156,467         $100,218      $1,053,369
                                           ---------     ---------       ---------       ---------    -------------     ----------
                                           ---------     ---------       ---------       ---------    -------------     ----------

Source of Funds for Assets:

Deposits:

   Demand                                  $      --     $      --       $      --       $      --        $120,735      $  120,735
   Interest Bearing Demand                   176,212            --              --              --              --         176,212
   Savings                                   132,020            --              --              --              --         132,020
   TCD'S Under $100,000                      100,067        52,229           1,108              --              --         153,404
   TCD'S $100,000 and Over                   175,991       140,095           1,822              --              --         317,908
                                           ---------     ---------       ---------       ---------    -------------     ----------
Total Deposits                               584,290       192,324           2,930              --          120,735        900,279
                                           ---------     ---------       ---------       ---------    -------------     ----------

Other Borrowed Funds                              --        30,000              --              --               --         30,000
Subordinated Debt                                 --            --          11,250           3,750               --         15,000
Other Liabilities                                 --            --              --              --           13,478         13,478
Stockholders' Equity                              --            --              --              --           94,612         94,612
                                           ---------     ---------       ---------       ---------    -------------     ----------
Total Liabilities and
  Stockholders' Equity                     $ 584,290     $ 222,324       $  14,180       $   3,750         $228,825     $1,053,369
                                           ---------     ---------       ---------       ---------    -------------     ----------
                                           ---------     ---------       ---------       ---------    -------------     ----------

Interest Sensitivity Gap                    ($46,516)    ($108,333)      $ 130,739       $ 152,727        ($128,607)

Cumulative Interest Sensitivity
   Gap                                      ($46,516)    ($154,849)       ($24,110)      $ 128,607               --

Gap Ratio (% of Total Assets)                   -4.4%        -10.3%           12.4%            14.5%          -12.2%

Cumulative Gap Ratio                            -4.4%        -14.7%           -2.3%            12.2%            0.0%


(1) Loans are before unamortized deferred loan fees and allowance for loan losses.
(2) Nonaccrual loans are included in non-earning assets.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended June 30, 1995. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.

ITEM 2.  CHANGES IN SECURITIES

     There have been no changes in the securities of the Registrant during the quarter ended June 30, 1995.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on April 20, 1995, the following proposal was submitted and approved by a vote of shareholders:

     A proposal to elect seventeen directors to the Board of Directors of the Registrant to hold office until the next Annual Meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:

                              For                 Withheld
                              ---                 --------

Eric W. Chang                 4,865,099           93,378
Helen Y. Chen                 4,865,099           93,378
Thomas C. J. Chiu             4,865,099           93,378
Stephen Huang                 4,865,099           93,378
Chuang-I Lin                  4,865,099           93,378
Ko-Yen Lin                    4,865,099           93,378
Ting Yung Liu                 4,865,099           93,378
Alan Thian                    4,865,099           93,378
John Wang                     4,865,099           93,378
Kenneth Wang                  4,865,099           93,378
Chien-Te Wu                   4,865,099           93,378
Julian Wu                     4,865,099           93,378
Li-Pei Wu                     4,865,099           93,378
Peter Wu                      4,865,099           93,378
Ping C. Wu                    4,865,099           93,378
Walter Wu                     4,865,099           93,378
Chin-Liang Yen                4,865,099           93,378

ITEM 5.  OTHER INFORMATION

     There are no events to be reported under this item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits: None.

     b)  Reports on Form 8-K:  None.

                              PART III - SIGNATURES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    GBC Bancorp
                                    (Registrant)


Dated:__________________            s/______________________
                                     Li-Pei Wu, Chairman,
                                     President and Chief
                                     Executive Officer



Dated:__________________            s/______________________
                                     Peter Lowe, Executive
                                     Vice President and
                                     Chief Financial Officer