Form 10-Q
period 1995-09-30
GBC BANCORP
filed 1995-11-09
CIK 351710

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  ----------

                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

                                  ----------

For Quarter Ended September 30, 1995 Commission file number   0-16213
                  ------------------                         ---------
                                  GBC BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                   95-3586596
------------------------------------        ------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    800 West 6th Street, Los Angeles,              California         90017
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number,including area code    213/972-4172
                                                   ----------------

--------------------------------------------------------------------------------
Former name former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No
    -----------    -----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value,  6,666,982 shares  issued and outstanding
                                 ------------------
as of   September 30, 1995.
      ----------------------

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................... 3

  Item 1.  Financial Statements................................... 4

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.......................................... 9


PART II - OTHER INFORMATION.......................................26

  Item 1.  Legal Proceedings......................................27

  Item 2.  Changes in Securities..................................27

  Item 3.  Default upon Senior Securities.........................27

  Item 4.  Submission of Matters to a Vote of
           Securities Holders.....................................27

  Item 5.  Other Information......................................27

  Item 6.  Exhibits and Reports on Form 8-K.......................27


PART III - SIGNATURES.............................................28

                        PART I - FINANCIAL INFORMATION

                         GBC Bancorp and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                        September    December
(In Thousands)                                             1995        1994
--------------------------------------------------------------------------------
                                                            (In Thousands)
ASSETS

Cash and Due From Banks                                   $39,411      $48,260
Federal Funds Sold and Securities Purchased Under
  Agreements to Resell                                    141,600       64,000
Due From Financial Institutions - Time                         --           99
Securities Available for Sale, at Market                  367,049      357,235
Securities Held to Maturity (Market Value of $91,756
  and $81,060 at September 30, 1995 and
  December 31, 1994, Respectively)                         90,890       83,276
Loans and Leases                                          485,718      500,990
Less:  Allowance for Credit Losses                         18,770       23,025
       Deferred Loan Fees                                   3,660        3,689
                                                       ----------   ----------
Loans and Leases, Net                                     463,288      474,276
Bank Premises and Equipment, Net                            5,901        6,139
Other Real Estate Owned, Net                                5,676        5,051
Due From Customers on Acceptances                           4,049        5,132
Real Estate Held for Investment                            13,297       17,897
Accrued Interest Receivable and Other Assets               17,782       20,237
                                                       ----------   ----------
  Total Assets                                         $1,148,943   $1,081,602
                                                       ----------   ----------
                                                       ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                  $120,884     $134,415
 Interest Bearing Demand                                  195,787      197,392
 Savings                                                  134,464      154,327
 Time Certificates of Deposit of $100,000 or More         376,766      311,562
 Other Time Deposits                                      168,565      136,324
                                                       ----------   ----------
Total deposits                                            996,466      934,020

Borrowings from the Federal Home Loan Bank                 30,000       30,000
Subordinated Debt                                          15,000       15,000
Acceptances Outstanding                                     4,049        5,132
Accrued Expenses and Other Liabilities                      8,554        9,767
                                                       ----------   ----------
  Total Liabilities                                     1,054,069      993,919

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   20,000,000 Shares Authorized; 6,666,982 and
   6,660,215 Shares Outstanding at September 30, 1995
   and December 31, 1994, Respectively                     45,468       45,373
 Retained Earnings                                         48,943       46,588
 Unrealized Holding Gains/(Losses) on Securities
  Available for Sale, Net of Tax                              470       (4,271)
 Foreign Currency Translation Adjustments                      (7)          (7)
                                                       ----------   ----------
  Total Stockholders' Equity                               94,874       87,683
                                                       ----------   ----------
  Total Liabilities and Stockholders' Equity           $1,148,943   $1,081,602
                                                       ----------   ----------
                                                       ----------   ----------

See Accompanying Notes to Consolidated Financial Statements.

                         GBC Bancorp and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                              Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
(In Thousands, Except Per Share Data)             1995      1994      1995      1994
--------------------------------------------------------------------------------------
INTEREST INCOME
  Loans and Leases, Including Fees               $11,989   $12,439   $37,039   $35,645
  Securities Available for Sale                    5,336     3,560    15,992     9,498
  Securities Held to Maturity                      1,774     1,606     4,841     4,918
  Due from Financial Institutions-Time                 -         4         5        24
  Federal Funds Sold and Securities
   Purchased under Agreements to Resell            1,770       959     4,547     2,692
                                                 -------   -------   -------   -------
    Total Interest Income                         20,869    18,568    62,424    52,777

INTEREST EXPENSE
  Interest Bearing Demand                            986     1,061     3,128     3,063
  Savings                                          1,001       566     3,541     1,668
  Time Deposits of $100,000 or More                4,633     4,029    12,602    10,468
  Other Time Deposits                              2,010     1,031     5,706     2,920
  Federal Funds Purchased and Securities
   Sold under Agreements to Repurchase                 -         -         -       360
  Borrowings from the Federal Home Loan Bank         360       360     1,064     1,068
  Subordinated Debt                                  399       399     1,197     1,197
                                                 -------   -------   -------   -------
    Total Interest Expense                         9,389     7,446    27,238    20,744

    Net Interest Income                           11,480    11,122    35,186    32,033
  Provision for Credit Losses                      5,550     7,700    15,650    11,760
                                                 -------   -------   -------   -------
    Net Interest Income after Provision
     for Credit Losses                             5,930     3,422    19,536    20,273

NON-INTEREST INCOME
  Service Charges and Commissions                  1,358     1,289     4,131     4,038
  Gain on Sale of Loans                               72        19        54        68
  Gain on Sale of Securities Available for Sale        -         -         -       124
  Write Off of Securities Held to Maturity             -         -         -      (150)
  Gain on Sale of Bank Premises and Equipment          -         -         9         -
  Other Income                                       130       135       477       355
                                                 -------   -------   -------   -------
    Total Non-Interest Income                      1,560     1,443     4,671     4,435

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                   2,574     1,941     7,733     7,023
  Occupancy Expense                                  698       640     2,062     1,912
  Furniture and Equipment Expense                    422       379     1,213     1,283
  Net Other Real Estate Owned Expense                735       818     2,272     2,739
  Other Expenses                                   1,962     1,736     5,984     4,928
                                                 -------   -------   -------   -------
    Total Non-Interest Expense                     6,391     5,514    19,264    17,885

Income/(Loss) before Provision for Income Taxes    1,099      (649)    4,943     6,823
Provision (Benefit) for Income Taxes                 218      (795)      989     1,266
                                                 -------   -------   -------   -------
    Net Income                                      $881      $146     3,954     5,557
                                                 -------   -------   -------   -------
                                                 -------   -------   -------   -------
    Earnings Per Share                             $0.13     $0.02     $0.59     $0.83
                                                 -------   -------   -------   -------
                                                 -------   -------   -------   -------

See Accompanying Notes to Consolidated Financial Statements.

                         GBC Bancorp and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
(In Thousands)                                             1995            1994
----------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                                 $3,954          $5,557

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:

Depreciation                                                  783           1,455
Net Amortization/(Accretion) of Premiums/Discounts
 on Securities                                             (2,579)             15
Writedowns on Real Estate Held for Investment                 718               7
Provision for Credit Losses                                15,650          11,760
Provision for Losses on Other Real Estate Owned             1,218           1,111
Amortization of Deferred Loan Fees                         (1,882)         (2,389)
(Gain)/Loss on Sale of Loans                                  (54)            (68)
Gain on Sale of Securities Available for Sale                  --            (124)
Loss on Write-off of Securities Held to Maturity               --             150
Gain on Sale of Bank Premises and Equipment                    (9)             --
Loss on Sale of Other Real Estate Owned                       208             133
Loans Originated for Sale                                 (41,276)        (28,068)
Proceeds from Sale of Loans                                32,374          26,885
Net Increase in Interest Receivable and  Other Assets        (657)           (848)
Net Decrease in Accrued Expenses and other Liabilities     (1,556)         (4,240)
Other, Net                                                    (16)             34
                                                        ---------       ---------
  Net Cash Provided by Operating Activities                 6,876          11,370

INVESTING ACTIVITIES:

Purchases of Securities Available for Sale               (380,275)       (161,683)
Proceeds from Maturities of Securities Available
  for Sale                                                381,329          65,268
Proceeds from Sales of Securities Available for Sale           --          30,069
Proceeds from Maturities of Securities Held to Maturity    46,452           1,140
Purchases of Securities Held to Maturity                  (54,158)        (12,379)
Net Increase in Loans and Leases                           (2,366)         (8,091)
Proceeds from Sale of Other Real Estate Owned               6,507           8,323
Additions to Other Real Estate Owned                           --            (236)
Purchases of Bank Premises and Equipment                     (553)         (1,954)
Proceeds from Sale of Bank Premises and Equipment              18              --
Proceeds from Sale of Real Estate Investment                4,235             514
Purchases/Additions to Real Estate Held for Investment       (355)         (2,746)
                                                        ---------       ---------
  Net Cash Provided/(Used) by Investing Activities            834         (81,775)

See accompanying notes to consolidated financial statements.

                         GBC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the Nine Months Ended
                                                                     September 30,
(In Thousands)                                                    1995          1994
---------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net Increase/(Decrease) in Demand Deposits                      $(13,531)      $16,363
Net Increase/(Decrease) in Interest-Bearing Demand Accounts       (1,605)       17,589
Net Decrease in Savings Deposits                                 (19,863)         (647)
Net Increase in Certificates of Deposits                          97,445        36,350
Net Decrease in Federal Funds Purchased
 and Securities Sold under Agreements to Repurchase                   --       (24,844)
Cash Dividend Paid                                                (1,599)       (1,597)
Proceeds from Exercise of Stock Options                               95            45
                                                                --------      --------
  Net Cash Provided by Financing Activities                       60,942        43,259
                                                                --------      --------
  Net Change in Cash and Cash Equivalents                         68,652       (27,146)

Cash and Cash Equivalents at Beginning of Period                 112,359       105,426
                                                                --------      --------
Cash and Cash Equivalents at End of Period                      $181,011       $78,280
                                                                --------      --------
                                                                --------      --------
Supplemental Disclosures of Cash Flow Information:

Cash Paid during This Period for:
  Interest Paid (Net of Capitalized Interest)                    $23,339       $21,456
  Income Taxes                                                       450         4,525
                                                                --------      --------
                                                                --------      --------
Noncash Investing Activities:
  Loans Transferred to Other Real Estate Owned                    $8,892        $4,839
  Loans to facilitate the sale of Other Real Estate Owned            350         6,373
                                                                --------      --------
                                                                --------      --------

See Accompanying Notes to Consolidated Financial Statements.

                         GBC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    In the opinion of management, the consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of September 30, 1995 and December 31, 1994 and the three and nine months ended September 30, 1995 and 1994, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned financial statements are in conformity with general accepted accounting principles.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS BOARD NO. 114 AS AMENDED

    In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS" 114). Under the provisions of SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, fair value of the loan's collateral, or market value of the loan. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for credit losses. Bank regulators have interpreted SFAS 114 to require that an impaired loan that is collateral-dependent be carried at or below the fair value of the loan's collateral. SFAS 114 also applies to restructured loans and changes the requirement of accounting for loans that are in-substance foreclosures as foreclosed assets requiring their recognition upon the physical possession of the underlying collateral by the Bank.

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

    Statements 114 and 118 are effective for fiscal years beginning after December 15, 1994 and the initial adoption is required to be reflected prospectively. The Company adopted SFAS 114 and SFAS 118 on January 1, 1995. As a result of adopting SFAS 114 and SFAS 118 and conforming with the regulators' interpretations of SFAS 114, the Company experienced an increase in charge-offs. See further discussion in section PROVISION FOR CREDIT LOSSES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, following.

    With the exception of four credits, all loans identified as impaired are on a nonaccrual status. One restructured loan is considered impaired as of September 30, 1995. Interest payments received on nonaccrual loans generally are either applied against principal or reported as a recovery of amounts previously charged-off, according to management's judgment as to the collectibility of principal.

EARNINGS PER SHARE

    Earnings per share are computed based on the weighted average shares outstanding including common stock equivalents for the periods disclosed. Because of the price of GBC Bancorp common stock during the three and nine months ended September 30, 1995, all potential common stock equivalents were anti-dilutive and accordingly were not included in the weighted average shares outstanding for these periods.

CONSOLIDATED STATEMENTS OF CASH FLOWS

    Cash and cash equivalents consist of cash and due from banks, due from financial institutions-time and federal funds sold and securities purchased under agreements to resell.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    For the nine months ended September 30, 1995, GBC Bancorp earned net income of $3,954,000, or $0.59 per share. For the corresponding period of a year ago, the Company earned $5,557,000, or $0.83 per share.

    The reduction in net income of $1,603,000, or $0.24 per share is primarily the result of a $3,890,000 increase in the provision for credit losses. The increase in the provision was partially offset by a $3,153,000 increase in the net interest income earned during the nine months ended September 30, 1995 compared to the corresponding period of 1994.

    Net income was also negatively impacted by a $1,379,000 increase in non-interest expense for the nine months ended September 30, 1995 compared to the corresponding period of 1994.

    For the third quarter of 1995, net income was $881,000, or $0.13 per share compared to $146,000, or $0.02 per share for the third quarter of 1994. The increased net income for the third quarter of 1995 was primarily due to a reduced provision for credit losses.

    For the nine months ended September 30, 1995 and 1994, the return on average assets ("ROA") was 0.49% and 0.76%, respectively. For the nine months ended September 30, 1995 and 1994, the return on average stockholders' equity ("ROE") was 5.68% and 8.21%, respectively. The decline of these ratios is as explained above.

    For the quarter ended September 30, 1995 and 1994, ROA was 0.32% and 0.06%, respectively, and ROE was 3.62% and 0.63%, respectively. Explanation for the increase of these ratios is as described above.

RESULTS OF OPERATIONS

NET INTEREST INCOME

    For the nine months ending September 30, 1995, net interest income before the provision for credit losses amounted to $35,186,000, an increase of $3,153,000, or 9.8%, when compared to the same period of 1994.

    Total interest income for the nine months ended September 30, 1995 was $62,424,000 compared to $52,777,000 for the corresponding period of a year ago. The $9,647,000 increase, or 18.3%, was due to both an increase in the average earning assets and the yield earned thereon. Average earning assets for the nine months ending September 30, 1995 and 1994 were $1,013,363,000 and $905,557,000, respectively, representing a $108 million, or 11.9% increase. The yields on earning assets were 8.24% and 7.79% for the nine months ending September 30, 1995 and 1994, respectively, representing a 45 basis point increase, or 5.8%.

    Total interest expense for the nine months ending September 30, 1995 and 1994 was $27,238,000 and $20,744,000, respectively, representing a $6,494,000, or 31.3% increase. As was the case for interest income, the interest expense increase was a function of both an increase in average interest bearing liabilities and the rates paid thereon. Average interest bearing liabilities for the nine months ending September 30, 1995 and 1994 were $848,033,000 and $778,878,000, respectively, representing a $69,155,000, or 8.9% increase. The rates paid on interest bearing liabilities were 4.31% and 3.56% for the nine months ending September 30, 1995 and 1994, respectively, representing a 75 basis point increase.

    The net interest margin (defined as the difference between interest income and interest expense divided by average earning assets and annualized) decreased from 4.73% to 4.63%, for the nine months ending September 30, 1995 compared to the same period of the year earlier.

    The net interest spread, defined as the difference between the yield earned on earning assets and the rates paid on interest bearing deposits, also declined. The net interest spread for the nine months ended September 30, 1995 and 1994 was 3.93% and 4.23%, respectively.

    The declines of the interest margin and interest spread were due in large measure to a shift in the composition of earning assets, the increase of average nonaccrual loans in 1995 compared to 1994, and the direction of interest rates during the nine months ended September 30, 1995, compared to the corresponding period of a year ago.

    For the nine months ended September 30, 1995, loans, the Bank's highest yielding asset, represented 48% of average earning assets with securities (including federal funds sold and securities purchased under agreements to resell) representing 52% of average earning assets. For the corresponding period ended September 30, 1994, loans represented 56% of average earning assets and securities represented 44% of average earning assets.

    For the nine months ended September 30, 1995, average nonaccrual loans were $49,454,000, an increase of $20,070,000, or 68.3% from $29,384,000 for the nine months ended September 30, 1994.

    During 1994, the prime rate of interest moved from 6.50% to 8.25%, representing a 175 basis points, or 26.9% increase. During the corresponding period 1995, the prime rate has increased by 25 basis points. The Bank obtains higher interest spreads during times of rising interest rates, because its assets on average, have repriced more rapidly than its interest-bearing liabilities.

    Net interest income before the provision for credit losses for the three months ending September 30, 1995 and 1994 was $11,480,000 and $11,122,000,
respectively, representing an increase of $358,000 or 3.2%.

    Total interest income for the quarter ending September 30, 1995 was $20,869,000, compared to $18,568,000, or a $2,301,000 increase over the corresponding quarter of a year ago. The increase was due to both a growth of average earning assets and an increase in the yields earned thereon.

    Total interest expense for the quarters ending September 30, 1995 and 1994 was $9,389,000 and $7,446,000, respectively, representing a $1,943,000 or 26.1% increase. As was the case with interest income, the increase in interest expense was due to an increase of the average interest bearing liabilities and an increase in the rates paid thereon.

    The net interest margin for the quarters ended September 30, 1995, and 1994 was 4.40% and 4.78%, respectively. For the quarter ended September 30, 1995, the net interest spread was 3.70% compared to 4.23% for the corresponding period of a year ago. The decrease of the spread was primarily due to the reasons as explained above for the nine month periods ended September 30, 1995 and 1994.

PROVISION FOR CREDIT LOSSES

    For the nine months ending September 30, 1995, the provision for credit losses totaled $15,650,000, compared to $11,760,000 for the corresponding period of 1994, representing an increase of $3,890,000, or 33.1%.

    The increase of the provision for credit losses was caused by the continued effect of the increase in interest rates last year, which negatively impacted on the recovery of the local economy and the commercial real estate market. These factors affect the financial capabilities and liquidity of the Company's borrowers and the valuation of the underlying collateral supporting the Company's loans. The $15.7 million provision for credit losses and the $19.9 million of net charge-offs recorded during the nine months of 1995, also reflect actions taken to implement the regulatory interpretation of SFAS 114. It is believed that the accounting results in a conservative valuation of such loans. Additionally, the increase in the provision is also attributable to the continued increase in the Company's nonaccrual loans.

    For the quarter ending September 30, 1995, the provision for credit losses totaled $5,550,000 compared to $7,700,000 for the corresponding period of 1994, representing a decrease of $2,150,000 or

27.9%. The third quarter, 1995, provision reflected in part, the partial charge-offs of certain loans so that in the future, with contractual performance, these loans will no longer be criticized by the banking regulators.

NON-INTEREST INCOME

    Non-interest income for the nine months ended September 30, 1995 totaled $4,671,000 compared to $4,435,000 for the corresponding period of a year ago, representing a $236,000 or 5.3% increase. The increase is due in part to a $93,000 growth in service charges and commissions and a $122,000 growth of other income. Other income includes income from escrow services. For the nine months ended September 30, 1995, income from escrow services totaled $399,000 compared to $285,000 for the corresponding period of a year ago.

    Non-interest income for the quarter ended September 30, 1995 totaled $1,560,000 compared to $1,443,000 for the corresponding period of a year ago, representing a $117,000, or 8.1% increase. Increases were in service charges and commissions and gains on sale of loans.

NON-INTEREST EXPENSE

    For the nine months ending September 30, 1995 and 1994 non-interest expense was $19,264,000 and $17,885,000, representing a $1,379,000, or 7.7%
increase. While there was a $467,000 decrease in net other real estate owned expense due to reduced operating expenses, this was offset by a $710,000, or 10.1%, increase of salaries and employee benefits and a $1,056,000 increase of other expenses. The growth in salaries and employee benefits was primarily the result of an increase in full-time equivalent staff. As of September 30, 1995, there was a full-time equivalent number of employees totaling 312 compared to 279 as of September 30, 1994. The increase in the number of employees is due primarily to the Bank's expansion in Northern California.

    Other expenses increased $1,056,000, or 21.4%, during the nine months ended September 30, 1995, compared to the year ago period. Other expenses include various expense categories, with real estate investment expense, and appraisal expense reflecting the largest dollar increases. Real estate investment expense increased $358,000 or 62.9%, as a result of the marketing efforts involved in the sale of the investments and an increase of the amortization of one of the Bank's low income housing projects.

    Appraisal expense increased $188,000 and is due to the increased efforts at valuing real estate collateral in conformity with SFAS 114 and the regulators' interpretations thereof.

    For the three months ended September 30, 1995 and 1994, non-interest expense was $6,391,000 and $5,514,000, respectively, representing an $877,000, or 15.9% increase. The increase was primarily due to increases of salaries and employee benefits and other expenses. The increase is as explained above for the nine-month variances.

PROVISION FOR INCOME TAXES

    The provision for income taxes for the nine months ending September 30, 1995 was $989,000, representing an effective tax rate of 20%. This effective tax rate is based on management's assessment of the expected tax rate of pre-tax income for the year 1995, the year-end timing differences and the federal income tax credits related to the low-income housing investments. For the nine months ended September 30, 1994, the provision for income taxes was $1,266,000, or 18.6% of pre-tax income.

    For the quarter ending September 30, 1995 and 1994, the provision (benefit) for income taxes was $218,000 and $(795,000), respectively. The benefit amount for the quarter ended September 30, 1994, arose due to the before-tax loss for the quarter, and adjustment of the year-to-date provision for income taxes to the effective rate expected for the year.

FINANCIAL CONDITION

LOANS

    As of September 30, 1995, total loans and leases amounted to $485,718,000 representing a $15,272,000, or 3.0% decrease from total loans of $500,990,000 outstanding as of December 31, 1994. The decline in loans outstanding was due to charge-offs totaling $20,214,000 during the nine-month period ended September 30, 1995. In addition, approximately $9,000,000 of loans were transferred to other real estate owned at the lower of cost or fair value.

    The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding for the periods indicated:

                                   SEPTEMBER 30, 1995         DECEMBER 31, 1994
(IN THOUSANDS)                    Amount    Percentage      Amount   Percentage
--------------------------------------------------------------------------------
Commercial                       $155,802      32.08%      $132,806     26.50%
Real Estate - Construction        $60,311      12.42%       $60,610     12.10%
Real Estate - Conventional       $240,331      49.48%      $281,225     56.10%
Installment                          $246       0.05%          $377      0.10%
Other Loans                       $28,768       5.92%       $25,699      5.10%
Leveraged Leases                     $260       0.05%          $273      0.10%
TOTAL                            $485,718     100.00%      $500,990    100.00%


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

    The Company has a policy of classifying loans (including a loan impaired under SFAS 114) which are 90 days past due as to principal and/or interest as nonaccrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on nonaccrual loans generally is either applied against principal or reported as recoveries on amounts previously charged-off, according to management's judgment as to the collectibility of principal.

    The following table provides information with respect to the Company's past due loans, restructured loans and other real estate owned, net, at the dates indicated:


(IN THOUSANDS)                       SEPTEMBER 30, 1995   DECEMBER 31, 1994
--------------------------------------------------------------------------------
Loan 90 Days or More Past Due
  and Still Accruing                            $10                $999
Nonaccrual Loans                            $52,131             $46,672
Total Past Due Loans                        $52,141             $47,671
Restructured Loans                          $10,502             $20,865
Total Nonperforming Loans                   $62,643             $68,536
Other Real Estate Owned, Net                 $5,676              $5,051
Total Nonperforming Assets                  $68,319            $ 73,587

    Total nonperforming assets decreased $5,268,000, or 7.16%, from $73,587,000 as of December 31, 1994 to $68,319,000 as of September 30, 1995.
Non-accrual loans increased by $5,459,000. The increase was the result of restructured loans becoming non-accrual during 1995, and a $7,700,000 loan that has become temporarily non-accrual in the third quarter of 1995. Offsetting these increases to non-accrual loans were $20,214,00 of charge-offs effected during 1995, the majority of which were on non-accrual status prior to charge-off.

    Commercial real estate and construction loans as a group comprise 89.9% of the total nonaccrual loans, as of September 30, 1995. Although the value of the underlying collateral is affected by the high interest rates and economic factors described above, the collateral nevertheless provides substantial protection against the loss of principal.

    The following table breaks out the Company's nonaccrual loans by category as of September 30, 1995 and December 31, 1994:


(IN THOUSANDS)                       SEPTEMBER 30, 1995   DECEMBER 31, 1994
--------------------------------------------------------------------------------
Commercial                                   $5,238              $3,462
Real Estate-Construction                    $11,536             $14,099
Real Estate-Conventional                    $35,304             $29,111
Installment                                      --                  --
Other Loans                                     $53                  --
Total                                       $52,131             $46,672

    Restructured loans consist of six real estate credits with a balance of $10,502,000 as of September 30, 1995. This compares to $20,865,000 of restructured loans as of December 31, 1994. The

$10,363,000 net reduction is due to pay-downs, charge-offs, and two loans being put on nonaccrual status during the nine month period ended September 30, 1995. Restructured loans which are on nonaccrual status are not included in the balance of restructured loans. There are no commitments to lend additional funds on any of the restructured loans.

    Other real estate owned ("OREO"), net of valuation allowance of $770,000, totaled $5,676,000 as of September 30, 1995, representing an increase of $625,000, or 12.37%, over the net balance as of December 31, 1994 of $5,051,000, net of valuation allowance of $429,000. Additional properties with fair value of $8,892,000 were added to OREO during the nine months ending September 30, 1995. Dispositions during the same period were $7,926,000, with a resulting net loss of $208,000. The net loss is included in net other real estate owned expense.

    As of September 30, 1995, OREO consisted of thirteen properties. The following table sets forth OREO by property type for the dates as indicated:


(IN THOUSANDS)                          SEPT. 30, 1995     DECEMBER 31, 1994
--------------------------------------------------------------------------------
1-4 Family Residential Properties               $11                $290
Multi-Family Residential Properties          $4,031              $3,689
Commercial Properties                        $1,608                $414
Land                                           $796              $1,087
Total                                        $6,446              $5,480
  Less Valuation Allowance                    $(770)              $(429)
OREO, Net                                    $5,676              $5,051


    The properties are all included in the Bank's market area. As of September 30, 1995, two properties comprise the land category. The Company does not intend to develop these properties; rather, it expects to sell the land undeveloped.

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

ALLOWANCE FOR CREDIT LOSSES

    SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, was adopted on January 1, 1995. As of September 30, 1995, the Company had $50,914,000 of recorded investment in impaired loans.
$47,948,000 of impaired loans have a related allowance for credit losses determined in accordance with SFAS 114 totaling $7,655,000. The amount of recorded investment in impaired loans for which there is no related allowance for credit losses determined in accordance with SFAS 114 is $2,966,000.

    The table below summarizes the activity in the total allowance for credit losses for the nine months ended September 30, 1995 and 1994. The amounts include the allowance on impaired loans determined in accordance with SFAS 114.


(IN THOUSANDS)                       SEPTEMBER 30, 1995   SEPTEMBER 30, 1994
-------------------------------------------------------------------------------
Balance, Beginning of Period                $23,025             $11,977
Provision for Credit Losses                 $15,650             $11,760
Charge-offs                                 $20,214              $3,011
Recoveries                                     $309                $617
   Net Charge-offs                          $19,905              $2,394
Balance, End of Period                      $18,770             $21,343

    The increase of the provision for credit losses is caused by the continued effect of the increase in interest rates last year, which impact on the recovery of the local economy and the commercial real estate market. These factors affect the financial capabilities and liquidity of the Company's borrowers and the valuation of the underlying collateral supporting the Company's loans. The provision and charge-offs largely reflect recent appraisals of underlying collateral of commercial real estate loans, but do not necessarily represent realized losses.

    As of September 30, 1995, the allowance for credit losses was $18.8 million representing 3.86% of outstanding loans. This compares to an allowance of $23.0 million as of December 31, 1994, representing 4.60% of the then outstanding loans. The decline of the allowance, and its percentage of loans, was due to the charge-offs previously mentioned, as the majority of the charge-offs were to reduce the book value of collateral-dependent loans to, or below, the current appraised value of the property. Prior to the charge-offs, these loans had allowances that represented a substantial portion of the charge-off. Therefore, management believes that the allowance for credit losses is reasonably stated for the possible credit losses inherent in the loan portfolio at the end of quarter.

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

    As of September 30, 1995, the Company recorded gross unrealized gains of $813,000 on its available-for-sale portfolio and the inclusion as a separate addition to stockholders' equity of $470,000 representing the unrealized holding gain, net of tax.

    The following table summarizes the carrying value of the Company's securities held to maturity and the securities available for sale as of the dates indicated:


                                                   9/30/95                                       12/31/94
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                      GROSS      GROSS                               GROSS       GROSS
                                      AMORTIZED  UNREALIZED  UNREALIZED  MARKET       AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                                         COST       GAINS      LOSSES     VALUE         COST        GAINS      LOSSES     VALUE
--------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
 U.S. Treasuries                        $1,955         --       $(46)     $1,909        $1,978         --       $(185)   $1,793
 U.S. Government  Agencies             $10,591         --       $(17)    $10,574       $10,726         --       $(258)  $10,468
 Mortgage Backed Securities            $16,998        $62         --     $17,060       $19,048         --       $(716)  $18,332
 State & Municipal Securities           $6,926       $194         --      $7,120        $7,322       $124          --    $7,446
 Auction Preferred Stock               $10,000         --                $10,000            --         --          --        --
 Commercial Paper                           --         --         --          --        $2,999         --          --    $2,999
 Collateralized Mortgage Obligations   $17,401         --       $(58)    $17,343       $14,162         --     $(1,356)  $12,806
 Asset Backed Securities               $27,019       $731         --     $27,750       $27,041       $175          --   $27,216
Total Securities Held to Maturity      $90,890       $987      $(121)    $91,756       $83,276       $299     $(2,515)  $81,060

                                                   9/30/95                                       12/31/94
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                      GROSS       GROSS                              GROSS       GROSS
                                      AMORTIZED  UNREALIZED  UNREALIZED  MARKET       AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                                         COST       GAINS      LOSSES     VALUE         COST        GAINS      LOSSES     VALUE
--------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
 U.S. Treasuries                        $14,895       $61          --    $14,956        $37,556       --         $(67)   $37,489
 U.S. Government Agencies              $213,101      $504          --   $213,605       $194,152       --        $(694)  $193,458
 Mortgage Backed Securities             $47,410        --       $(572)   $46,838        $34,141       --      $(2,838)   $31,303
 Corporate Notes                        $27,015    $1,138          --    $28,153        $42,018     $136           --    $42,154
 Collateralized  Mortgage Obligations   $54,055        --       $(518)   $53,537        $48,228       --      $(3,820)   $44,408
 Other Securities                        $9,760      $200          --     $9,960         $8,523       --        $(100)    $8,423
Total Securities Available for Sale    $366,236    $1,903     $(1,090)  $367,049       $364,618     $136      $(7,519)  S357,235

    There were no sales of securities available for sale during the nine months ended September 30, 1995. Proceeds from the sales of securities available for sale were $1,016,000 during the nine months ended September 30, 1994. There were no sales of securities held to maturity for the nine months ended September 30, 1995 and 1994.

DEPOSITS

    The Company's deposits totaled $996,466,000 as of September, 1995, representing a $62,446,000, or 6.70%, increase from total deposits of $934,020,000 as of December 31, 1994. The growth in deposits was in the time certificate of deposit ("TCD") categories: TCD's of $100,000 or more increased $65,204,000, or 20.9%, and TCD's of less than $100,000 increased $32,241,000, or 23.7%. The other deposit categories reflected declines compared to end-of-year 1994 with savings down $19,863,000, or 12.9%. The increase in deposits is in part due to the current economic and political situation in Taiwan.

    The Company believes that the majority of its deposit customers have strong ties to the Bank. There is no large concentration with any major depositors. Accordingly, the Company believes its deposit source to be stable.

    The maturity schedule of time certificates of deposit of $100,000 or more as of September 30, 1995 is as follows:


 (IN THOUSANDS)

                  3 months or less...................... $177,761
                  Over 3 months through one year........ $197,583
                  Over one year through 5 years......... $  1,422
                                                         --------
                  Total................................. $376,766
                                                         --------
                                                         --------

REGULATORY MATTERS

    In August, 1995, the Bank entered into a Memorandum of Understanding ("MOU") with the FDIC which resulted from the FDIC's examination report of the Bank dated as of February 21, 1995. As of September 30, 1995, management believes the Bank was in compliance with the quantitative terms of the MOU, which include: (a) a $27 million reduction in adversely classified assets within 120 days following the effective date of the MOU and a $69 million reduction within one year; (b) a maximum "volatile liability dependence ratio" of 30% (as of September 30, 1995, the ratio was 12.44%); (c) a minimum Tier 1 capital ratio (leverage ratio) of 7% (as of September 30, 1995, the ratio was 9.40%); and (d) a $19.5 million capital injection to the Bank from its holding company, GBC Bancorp (this injection was made on September 5, 1995). The MOU also provided that the prior written consent of the FDIC would be required before the Bank could pay cash dividends.

    The MOU, among other things, also calls for limitations on new advances to borrowers with adversely classified or charged off loans, the timely and proper identification of problem loans and the establishment of a comprehensive policy for determining the adequacy of the reserves for loan losses; and the adoption of a written policy regarding internal controls and procedures.

    The Company's Board of Directors received a notification letter, dated April 25, 1994, from the Federal Reserve Bank of San Francisco (the "Federal Reserve") that requires the Company to inform the Federal Reserve prior to its taking any of the following actions: (a) declaring cash or in kind dividends; (b) incurring debt; (c) repurchasing stock; (d) entering into any agreements to acquire any entities or portfolios. As of September 30, 1995, this notification letter remains in effect.

CAPITAL RESOURCES

    Stockholders' equity totaled $94,874,000 as of September 30, 1995, an increase of $7,191,000, or 8.20%, from $87,683,000, as of December

31, 1994. The increase is primarily comprised of the effect of a turnaround of $4,741,000, net of taxes, from unrealized holding losses on securities available for sale at year-end 1994 to unrealized gains, and net income of $3,954,000 for the nine months ended September 30, 1995 less dividends declared of $1,599,000, for the same nine month period.

    The Company's and the Bank's risk-based Tier I capital and total capital, and leverage ratios are as follows as of the dates indicated:

------------------------------------------------------------------------------------------------
                                             September 30, 1995          December 31 , 1994
------------------------------------------------------------------------------------------------
                               (1)  (2)  GBC Bancorp  General Bank    GBC Bancorp  General Bank
------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:
    Tier 1                      6%   4%    12.85%        14.23%          13.21%       11.82%
    Total                      10%   8%    14.51%        15.48%          15.34%       13.07%

Leverage Ratio                  5%   4%     8.51%         9.40%           8.69%        7.76%

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments, which include federal funds sold and securities purchased under agreements to resell, unpledged investment securities maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $500,835,000, or 43.56% of total assets as of September 30, 1995, compared to $427,484,000, or 39.8% of total assets at December 31, 1994.

    To further supplement its liquidity, the Company has established Federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 25 percent of assets with terms up to 240 months. As of September 30, 1995 the Company had a $30,000,000 fixed rate advance outstanding under this financing facility with the FHLB. On October 2, 1995, the advance matured; it was not renewed by the Bank. Management believes its liquidity sources to be stable and adequate.

    As of September 30, 1995, total loans and leases represented 48.74% of total deposits; as of December 31, 1994, this ratio was 53.60%

    Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity on an on-going basis through the analysis of the repricing characteristics of its loans, investments, and deposits, and managing the estimated net interest income volatility by adjusting the terms of its interest-earning assets and liabilities, and through the use of derivatives as needed. As of September 30, 1995, no such derivative contracts had been entered into for trading or investment purposes.

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They have been used to manage the interest rate risk from the origination of fixed rate residential mortgage loans. Futures contracts on ten-year Treasury notes are sold to reduce the impact of increases in interest rates, which affect the prices for which fixed rate residential mortgages will be sold. The fair value of the underlying futures contract is expected to move inversely to the change in fair value of the loans.

    The Company never intends to deliver the underlying securities that the futures contract commits to sell. Rather, it purchases offsetting contracts to eliminate the obligation. The Company is exposed to the risk that the fair value of futures contracts, being based upon the value of the ten-year Treasury note, does not move proportionately with the change in fair value of the loans being hedged. This basis risk is unpredictable and can result in economic loss to the Company.

    Initial margin requirements and daily calls are met in cash. Futures contracts have little credit risk as organized exchanges are the counterparties.

    As of September 30, 1995, there were no futures contracts outstanding.

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

    The following table indicates the Company's interest rate sensitivity position as of September 30, 1995; it may not be reflective of positions in subsequent periods:

                                                   SEPTEMBER 30, 1995
                                             INTEREST SENSITIVITY PERIOD
                                   --------------------------------------------------------------------------
                                    0 TO 90    91 TO 365  OVER 1 YEAR    OVER   NON-INTEREST
(IN THOUSANDS)                        DAYS       DAYS     TO 5 YEARS   5 YEARS  ERNG/BEARING     TOTAL
--------------------------         ---------  ----------  -----------  -------- ------------   ----------
Earning Assets:

Securities Available for Sale       $109,464    $62,289     $111,436    $83,860          --      $367,049
Securities Held to Maturity           10,848        568       41,552     37,922                    90,890
Federal Funds Sold                   141,600         --           --         --          --       141,600

Loans (1) (2)                        343,488     35,845       24,281     29,973          --       433,587

Non-Earning Assets (2)                    --         --           --         --     115,817       115,817
                                   ---------  ----------   ----------  -------- ------------   ----------
Total Assets                        $605,400    $98,702     $177,269   $151,755    $115,817    $1,148,943
                                   ---------  ----------   ----------  -------- ------------   ----------
                                   ---------  ----------   ----------  -------- ------------   ----------

Source of Funds for Assets:

Deposits:
  Demand                            $     --   $     --     $     --   $     --   $ 120,884    $  120,884
  Interest Bearing Demand            195,787         --           --         --          --       195,787
  Savings                            134,464         --           --         --          --       134,464
  TCD'S Under $100,000                73,446     94,012        1,107         --          --       168,565
  TCD'S $100,000 and Over            177,761    197,583        1,422         --          --       376,766
                                   ---------  ----------   ----------  -------- ------------   ----------
Total Deposits                       581,458    291,595        2,529         --     120,884       996,466
                                   ---------  ----------   ----------  -------- ------------   ----------

Other Borrowed Funds                  30,000         --           --         --          --        30,000
Subordinated Debt                         --         --       11,250      3,750          --        15,000
Other Liabilities                         --         --           --         --      12,603        12,603
Stockholders' Equity                      --         --           --         --      94,874        94,874
                                   ---------  ----------   ----------  -------- ------------   ----------
Total Liabilities and
  Stockholders' Equity              $611,458  $ 291,595     $ 13,779     $3,750    $228,361    $1,148,943
                                   ---------  ----------   ----------  -------- ------------   ----------
                                   ---------  ----------   ----------  -------- ------------   ----------

Interest Sensitivity Gap             $(6,058) $(192,893)    $163,490    148,005   $(112,544)

Cumulative Interest Sensivity Gap    $(6,058) $(198,951)    $(35,461)  $112,544          --

Gap Ratio (% of Total Assets)           -0.5%     -16.8%        14.2%      12.9%       -9.8%

Cumulative Gap Ratio                    -0.5%     -17.3%        -3.1%       9.8%        0.0%

(1) Loans are before unamortized deferred loan fees and allowance for loan losses.
(2) Nonaccrual loans are included in non-earning assets.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended September 30, 1995. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.

ITEM 2. CHANGES IN SECURITIES

    There have been no changes in the securities of the Registrant during the quarter ended September 30, 1995.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 1995.

ITEM 5. OTHER INFORMATION

    There are no events to be reported under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits: Exhibit 27, Financial Data Schedule

    b) Reports on Form 8-K: None.

                             PART III - SIGNATURES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GBC Bancorp
                                       (Registrant)

Dated:                                 s/
       ------------------------          ---------------------------
                                       Li-Pei Wu, Chairman,
                                       President and Chief
                                       Executive Officer


Dated:                                 s/
       ------------------------          ---------------------------
                                       Peter Lowe, Executive
                                       Vice President and
                                       Chief Financial Officer