Form 10-K405
period 1995-12-31
GBC BANCORP
filed 1996-03-26
CIK 351710

                                       FORM 10K

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number 0-16213
                          -----------------                             -------

                                     GBC BANCORP
                                    ------------
            (Exact name of registrant as specified in its charter)


CALIFORNIA                                       95-3586596
----------                                       ----------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


800 West 6th Street, Los Angeles, CA     90017
---------------------------------------  -----
(Address of principal executive offices (Zip Code)

Registrant's telephone number, including area code (213) 972-4172
                                                   --------------

             Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None    Name of each exchange on which registered: None

-------------------------     -----------------------------------------------
             Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, No Par Value
                           ---------------------------------
                                   (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           [X]

    As of January 31, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant was $119,576,403.

    The number of shares of common stock of the registrant outstanding as of February 29, 1996 was 6,689,589.

            The following documents are incorporated by reference herein:

                                                     Part of Form 10-K
Documents Incorporated by Reference                  Into which Incorporated
-----------------------------------                  ------------------------
1995 Annual Report to Shareholders                   Part II Items 6, 7 and 8
                                                     and Part IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders
filed within 120 days of the fiscal
year ended December 31, 1995                         Part II Item 9 and Part III


                             Exhibit Index on Pages 21-23
                                                    -----

                                      FORM 10-K

                    TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                   Page in     Incorporation
PART I                                                              10-k        by reference
                                                                   -------     -------------
   Item 1.    Business.............................................   3
   Item 2.    Properties...........................................  12
   Item 3.    Legal Proceedings....................................  13
   Item 4.    Submission of Matters to a Vote of Security Holders..  13
Executive Officers of the Registrant...............................  13

PART II

   Item 5.    Market for Registrant's Common Equity and Related
              Security Holder Matters..............................  15
   Item 6.    Selected Financial Data..............................  16      1995 Annual Report
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................  16      1995 Annual Report
   Item 8.    Financial Statements and Supplementary Data..........  16      1995 Annual Report
   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..................  16      1996 Proxy Statement

PART III

   Item 10.   Directors and Executive Officers of the Registrant...  17      1996 Proxy Statement
   Item 11.   Executive Compensation...............................  17      1996 Proxy Statement
   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management...........................................  17      1996 Proxy Statement
   Item 13.   Certain Relationships and Related Transactions.......  17      1996 Proxy Statement

PART IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K............................................   18      1995 Annual Report

SIGNATURES.........................................................  19
EXHIBIT INDEX......................................................  21

PART I

ITEM 1 BUSINESS

    GBC Bancorp (the "Company"), a California corporation incorporated in 1980, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered at 800 West 6th Street in Los Angeles, California. The Company owns all of the outstanding stock of General Bank (the "Bank"), a California state-chartered bank which commenced operations in March, 1980. GBC Bancorp functions primarily as a holding company for the Bank.

    Under a plan of reorganization and merger agreement dated February 23, 1981, as amended on March 31, 1981 and approved by the shareholders of General Bank, the Bank became a wholly-owned subsidiary of GBC Bancorp (the "Registrant"), and each share of common stock of the Bank was automatically converted into one share of common stock (no par value) of GBC Bancorp. The merger received regulatory approval and was consummated in October, 1981.

    The Bank has conducted the business of a commercial bank since March, 1980. The Bank is a community bank that serves individuals and small to medium-sized businesses through fifteen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas. On March 4, 1994, the Bank moved its headquarters to a new downtown location at 800 West 6th Street, Los Angeles, CA 90017. The Bank has an operations center in Rosemead and has branches located in downtown Los Angeles, Monterey Park, Torrance, Artesia, Alhambra, City of Industry, Irvine, San Diego, Arcadia, Diamond Bar, Northridge, Orange, Cupertino, San Mateo and Fremont.

    The Bank offers a variety of banking services to its customers, including accepting checking, savings and time deposits; making secured and unsecured loans; offering traveler's checks, safe deposit boxes, credit cards and other fee-based services; and providing international trade related services. In addition, as of December 31, 1993, the Bank offers escrow services through its subsidiary, Southern Counties Escrow.

    The Bank's primary emphasis is on commercial and real estate lending, real estate construction lending, and, to a lesser extent, consumer lending and residential mortgage lending.

    The Bank maintains an International Banking Division, which facilitates international trade by providing financing, letter of credit services and collections, as well as other international trade-related banking services. The Bank does not make loans to foreign banks, foreign governments or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis.

    In November, 1989, the Bank acquired a California Small Business Administration "SBA" lending company and established an SBA lending division to provide loans for small to medium-sized businesses under the Small Business Administration 7-A guarantee program. Loans range from $50,000 to $1,000,000 with maturities from 7 to 25 years. As of December 31, 1995, the Bank's SBA servicing portfolio was approximately $83 million. The Bank currently is one of the 30 largest lenders in the Los Angeles District Office of SBA.

     In late 1992, the Bank established a Residential Mortgage Department to expand its product lines. During 1993, the Bank became a direct lender for the conforming loans of the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") as well as investor's jumbo loans. The servicing portfolio as of December 31, 1995 amounted to approximately $68 million. Loan originations during 1995 were approximately $55 million.

    In March of 1985, the Bank received approval from the California State Banking Department to engage in real estate activities pursuant to California Financial Code Section 751.3. GBC Real Estate Company, Inc., a subsidiary of the Bank, was incorporated on July 26, 1989. The enactment of the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, phases out the ability of banks to directly or indirectly invest in real estate for non-banking purposes. In order to be in compliance, the Company will close its subsidiary, by December 31, 1996, as is required by FDICIA. No material financial impact is expected. As of December 31, 1995, the Bank's net total investment in real estate on the books of GBC Real Estate Company, Inc. was $1,954,000. This amount includes $825,000 of capitalized interest which is eliminated upon consolidation of GBC Real Estate Company with its parent, General Bank.

    In November of 1988, California voters passed Proposition 103 allowing state chartered banks or bank holding companies to be licensed as insurance agents or brokers. GB Insurance Services, Inc., a subsidiary of the Bank, was incorporated on March 9, 1990. Its name was changed to GBC Insurance Services, Inc. on July 17, 1990, and it obtained its state license in August, 1990 to operate exclusively as a full service insurance agent/broker to provide additional financial services to the Bank's customers. As of December 31, 1995 and for the year ended December 31, 1995, GBC Insurance Services, Inc. reported total assets of $21,000 and a net loss of $84,000, respectively.

    In July, 1989, GBC Investment & Consulting Company, Inc., a subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis. A branch office in Taipei, Taiwan was established at the end of June, 1990 to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries. As of December 31, 1995 and for the year ended December 31, 1995, GBC Investment & Consulting Company, Inc. reported total assets of $16,000 and a net loss of $42,000, respectively.

    In December, 1993, a leasing subsidiary of the Bank was formed under the name of GBC Leasing Company, Inc., to acquire various assets, such as equipment on lease, promissory notes and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property described in Section 351 of the Internal Revenue Code of 1986, as amended. As of December 31, 1995 and for the year ended December 31, 1995, GBC Leasing Company, Inc. reported total assets of $407,000 and a net loss of $29,000, respectively.

    In December, 1993, General Bank purchased Southern Counties Escrow, a 38-year old company which provides escrow services primarily for business and commercial and residential developers. As of December 31, 1995 and for the year ended December 31, 1995, Southern Counties Escrow reported total assets of $161,000 and a net income of $48,000.

    The Bank actively competes for deposits and loans with other banks and financial institutions located in its service area. Interest rates, customer service and legal lending limits are the principal competitive factors, and increasing deregulation of financial institutions has expanded competition. In order to compete with other financial institutions in its service area, the Bank relies principally upon providing quality service to its customers, personal contact by its officers, directors, employees and stockholders, and local promotional activity. Competitors presently include ethnic banks serving the Asian population in Southern and Northern California, as well as major banks with extensive branch systems operating over a wide geographic area. Many of the banks have greater financial resources and facilities than the Bank and many offer certain services, such as trust services, not currently offered by the Bank.

    Congress passed legislation in 1994 to remove geographic restrictions on bank expansion. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management, and CRA compliance. The new law replaces a patchwork of state laws with a uniform federal standard. Under the law, bank holding companies will be able to acquire banks in any state, subject to certain conditions. This provision became effective one year after the date of enactment. Interstate branching will be permitted by allowing banks to merge across state lines to form a single institution. The interstate branching provisions will become effective on June 1, 1997 unless a state takes action before that time. A state can pass laws to opt out completely as long as they act before June 1, 1997. California has opted into this legislation.

    As a California state-chartered bank whose accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is subject to regulation, supervision and regular examination by the California State Banking Department and by the FDIC. In addition, while the Bank is not a member of the Federal Reserve System ("FRB"), it is subject to certain regulations issued by the Board of Governors of the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the filing of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

    To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the provisions described. No assurance can be given that such statutes or regulations will not change in the future.

    The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, including, but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

    The Company is a bank holding company within the meaning of the Bank
Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the FRB. A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve such acquisition that would result in or further the creation of a monopoly, or the effect of which may be to substantially lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

    Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These activities include, but are not limited to, operating an industrial loan company, industrial bank, mortgage company, finance company, credit card company or factoring company; operating as a trust company in certain instances and/or performing data processing operations.

    The FRB also has determined that certain other activities are not so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. Such activities include: real estate brokerage and syndication; land development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions, securities underwriting and equity funding. In the future, the FRB may add or delete from the list of activities permissible for bank holding companies.

    Under the BHC Act, a bank holding company and its subsidiaries are prohibited from acquiring any voting shares of, or interest in, all or substantially all of the assets of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the acquisition is specifically authorized by the law of the state in which the bank to be acquired is located, or unless the transaction qualifies under federal law as an "emergency interstate acquisition" of a closed or failing bank.

    The Bank is a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

    Effective March 15, 1989, the FRB adopted risk-based capital guidelines for bank holding companies and the FDIC adopted such guidelines effective April 20, 1989 for insured state non-member banks such as the Bank. In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk to which they expose such entities. The guidelines require a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8% commencing
December 31, 1992. In August, 1990, the FRB also promulgated a new minimum capital leverage standard of 3 percent Tier 1 capital to total average assets (Tier 1 leverage ratio) effective September 7, 1990. Under this new standard, the minimum Tier 1 leverage capital ratio for the most highly rated banks is at 3 percent, and all other state non-member banks, such as the Bank, are required to meet a minimum leverage ratio of not less than 4 percent. A more detailed discussion is hereby incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" in the Company's annual report to stockholders.

    In August of 1989, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted. This legislation was adopted in order to reform the regulation and supervision of financial institutions and the insured deposits of financial institutions. Among other things, FIRREA gives the FDIC authority to approve changes in an institution's management in certain circumstances, imposes new limitations on certain investment activities and on certain deposit-generating activities, amends the BHC Act to permit the acquisition of both healthy and failing savings associations by bank holding companies, and prohibits a bank which is "undercapitalized" from accepting brokered deposits. Among the many major changes made by this law is a measure requiring the FDIC to assume responsibility for insuring the deposits of financial institutions formerly insured by the Federal Savings and Loan Insurance Corporation. FIRREA establishes two separate insurance funds to be administered by the FDIC. Insur-ance premiums on deposit insurance will be assessed by the FDIC independently for the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund.

    Under FDICIA the FDIC instituted a risk-based assessment system for insured depository institutions in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss with respect to the institution.

    On September 15, 1992, the FDIC Board of Directors agreed to a new risk-based system which went into effect January 1, 1993, and remained in effect until the permanent risk-based assessment system was implemented on January 1, 1994. To arrive at a risk-based assessment, the FDIC now places each FDIC-insured institution in one of nine risk categories using a two-step process based on capital ratios and the supervisory evaluations of the risk posed by the institution. The following table summarizes the nine risk categories and assessment rates per $100 of deposits as of December 31, 1995:

                                Supervisory Rating
                             ------------------------
Capital Group                  A         B        C
-------------                 ---       ---      ---
Well Capitalized             $  0      $.03     $.17
Adequately Capitalized        .03       .10      .24
Undercapitalized              .10       .24      .27

    The three supervisory subgroups are Group "A" for financially sound institutions with only a few minor weaknesses; Group "B" for those with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund; and Group "C" for those with a substantial probability of loss to the fund absent effective corrective action. The capital ratios used in assigning the capital group are as follows:

Well Capitalized if:
   (1) Total Risk-based Capital ratio is greater than or equal to 10%; and
   (2) Tier 1 Risk-based Capital ratio is greater than or equal to 6%; and
   (3) Tier 1 Leverage Capital ratio is greater than or equal to 5%.

Adequately Capitalized if:
   (1) Total Risk-based Capital ratio is greater than or equal to 8%; and
   (2) Tier 1 Risk-based Capital ratio is greater than or equal to 4%; and
   (3) Tier 1 Leverage Capital ratio is greater than or equal to 4%.

Undercapitalized if neither Well Capitalized nor Adequately Capitalized.

    As of January 1, 1996, the Bank is considered by the FDIC to be well capitalized with a supervisory rating of B. The Bank pays, accordingly, $0.03 assessment fee per $100 of deposits. Ratings will be confirmed based on supervisory examinations.

    In addition, whenever the BIF falls below its designated reserve ratio, the FDIC is directed by FDICA to set semi-annual assessments in an amount necessary to increase the reserve ratio to its designated level, either within one year or in accordance with a schedule (not longer than 15 years) to be set by the FDIC. The designated reserve ratio under FDICIA is 1.25% of insured deposits or a higher percentage as determined by the FDIC Board.

    Under FDICIA, an insured depository institution generally may not make a capital distribution if, after making the distribution, the institution would be undercapitalized. In addition, an insured state-chartered bank, such as the Bank, may not engage as principal in any type of activity that is not permissible for a national bank, unless (1) the FDIC has determined that the activity would pose no significant risk to the deposit insurance fund, and (2) the bank is and continues to be adequately capitalized.

    FDICIA also limits an insured state bank's ability to acquire or retain equity investments of a type not permissible for a national bank. Among the exceptions to this rule is a provision that states that an insured state bank may invest as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that the aggregate of the investments pursuant to this provision shall not exceed 2% of the total assets of the bank. The Bank's investment in lower income housing projects as of December 31, 1995 was 0.9% of total assets. The term "qualified housing project" means residential real estate that is intended to primarily benefit lower income people throughout the period of the investment.

    FDICIA also requires uniform regulations from banking agencies for real estate loans, i.e., loans secured by liens on interests in real estate or extensions of credit made for the purpose of financing the construction of a building or other improvements to real estate. In prescribing standards under the regulations, the agencies shall consider (i) the risk posed to the deposit insurance funds by such extensions of credit, (ii) the need for safe and sound operation of insured depository institutions, and (iii) the availability of credit, and no federal banking agency shall adversely evaluate an investment or a loan made by an insured depository institution, or consider such a loan to be nonperforming, solely because the loan is made to or the investment is in commercial, residential, or industrial property, unless such investment or loan may affect the institution's safety and soundness.

    On December 31, 1992, the FRB, FDIC and two other federal banking agencies jointly published uniform regulations pursuant to this statutory directive. The regulations require all insured depository institutions to establish and maintain written internal real estate lending policies. These policies must be consistent with safe and sound banking practice and appropriate to the size of the institution and nature and scope of its operations. The policies must establish loan portfolio diversification standards, and prudent underwriting standards (including loan-to-value limits) that are clear and measurable. Institutions must also establish loan administration procedures for their real estate portfolio that include documentation, approval and reporting requirements. These written policies are to be reviewed and approved by the institution's board of directors at least annually. An institution is expected to monitor the real estate market to ensure that its lending policies continue to be appropriate for current market conditions. Finally, the regulations provide that the lending policies established by the institution should reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Guidelines"). In general, the Guidelines identify the loan portfolio management and underwriting considerations that should be addressed in a sound real estate lending policy. The Guidelines also address the need to establish loan administration procedures for real estate loans, and the need for an appropriate review and approval process for exceptions to the institution's general lending policies. Finally, the Guidelines provide specific guidance on loan-to-value limits for various categories of real estate loans.

    Pursuant to the provisions of FDICIA, the FDIC has adopted regulations limiting a bank's ability to solicit or accept brokered deposits. In general, an institution that is not well capitalized is prohibited from accepting brokered deposits. However, the FDIC may grant a waiver for institutions that are adequately capitalized. FDICIA now requires notification from a deposit broker before it may solicit or place any deposit with an insured deposit institution. FDICIA also authorizes the imposition of certain record keeping requirements regarding brokered deposits.

    FDICIA has also made regulatory improvements in other areas that may affect the business practices of the Bank in the years to come. In December 1991, as part of FDICIA, the Truth-in-Savings Act was enacted, which is implemented by FRB Regulation DD. Compliance was optional until June 21, 1993. The purpose of said Act and Regulation is to assist consumers in comparing deposit accounts offered by depository institutions, principally through the disclosure of fees, the annual percentage yield, the interest rate, and other account terms whenever a consumer requests the information and before an account is opened. Such legislation does not appear to have impacted the business of the Bank or the Company.

    The federal banking agencies issued a statement advising that, for regulatory purposes, federally supervised banks and savings associations should report deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"), beginning in 1993, although earlier application of SFAS No. 109 was permitted subject to certain limitations. The federal banking agencies have limited the deferred tax assets to amounts that can only be realized through future taxable earnings, including the implementation of a tax planning strategy, and would be limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of Tier 1 capital. The amount of deferred taxes in excess of this limit, if any, would be deducted from Tier 1 capital and total assets in regulatory capital calculations.

    The federal banking agencies issued a proposal in January, 1994 seeking public comment on whether to amend their capital definitions of leverage and risk-based capital to conform such definitions to the SFAS No. 115, "Accounting for Certain Investments in

Debt and Equity Securities", which require an institution to recognize as a separate component of stockholders' equity the amount of unrealized gains and losses on securities, net of taxes, that are deemed to be "available for sale". In November, 1994, the federal banking agencies reversed their earlier position and announced their joint decision not to adopt SFAS No. 115 for regulatory capital purposes. Risk-based and leverage capital ratios will not reflect the impact of unrealized holding gains and losses, net of taxes, on securities classified as "available for sale".

    As part of the requirements of section 305 of FDICIA, the federal banking agencies issued a rule in August of 1995 amending the risk-based capital standards to include a bank's exposure to interest rate risk as a factor in evaluating capital adequacy. This rule, FDICIA 305, states that regulators will consider a bank's exposure to declines in economic value of capital due to changes in interest rates as a factor in evaluating capital adequacy. The second component of this rule addressing how regulators will calculate the economic value of capital is expected to be issued in the form of a supervisory statement that will allow a more objective assessment of an institution's interest rate risk.

    In August, 1994, the FDIC and the FRB approved final rules which provide that risks from credit concentrations and nontraditional activities are to be considered only as additional factors when assessing capital adequacy. No specific quantitative requirements are assigned to these risks. Although guidance has not been provided concerning the definition of "nontraditional activities", the FRB's proposed rule suggested that general indicators of "atypical" risk include:

* Significant volatility in the market value and profitability of a product;

* Evidence of chronic illiquidity in the market for a product or in a related financial market;

* Rapid changes in new or developing products markets; and

* The creation of obligations, guarantees, or other potential liabilities essential to the conduct of an activity.

    On December 21, 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (the "Policy Statement").

    The Policy Statement requires that federally insured depository institutions must maintain an allowance for loan and lease losses ("ALLL") adequate to absorb credit losses associated with the loan and lease portfolio, including all binding commitments to lend. The Policy Statement defines an adequate ALLL for regulatory purposes as a level that in general is no less than the sum of the following items, given the appropriate facts and circumstances as of the evaluation date:

(1) For loans and leases classified as substandard or doubtful, all credit losses over the remaining effective lives of those loans and leases.

(2) For those loans and leases that are not classified, all estimated credit losses forecasted for the upcoming twelve months.

(3) Amounts for estimated losses from transfer risk on international loans.

    Additionally, an adequate level of ALLL should reflect an additional margin for imprecision inherent in most estimates of expected credit losses.

    The Policy Statement also provides guidance to examiners in evaluating the adequacy of the ALLL. Among other things, the Policy Statement directs examiners to check the reasonableness of ALLL methodology by comparing the reported ALLL against the sum of the following amounts:

(a) 50 percent of the portfolio that is classified doubtful;

(b) 15 percent of the portfolio that is classified substandard; and

(c) For the portions of the portfolio that have not been classified (including those loans designated special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date (based on the institution's average annual rate of net charge-offs experienced over the previous two or three years on similar loans, adjusted for current conditions and trends).

    The Policy Statement specifies that the amount of ALLL determined by the sum of the amounts above is neither a floor nor a "safe harbor" level for an institution's ALLL. However, examiners will review a shortfall relative to this amount as indicating whether it is reasonable, supported by the weight of reliable evidence and that all relevant factors have been appropriately considered. The Company believes it is in compliance with the Policy Statement.

    At December 31, 1995, the Bank had 317 full-time equivalent employees.


ITEM 2 PROPERTIES

    GBC Bancorp shares common quarters with General Bank at 800 West 6th
Street, Los Angeles, California. The Bank leases approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term.

    As of December 31, 1995 the Bank operated full service branches at fourteen leased locations (including the 800 West 6th street, Los Angeles location which houses the downtown branch of the Bank) and one location, where it owns the building and land. In addition, the Bank has certain operating and administrative departments and subsidiaries in a location, where it owns the building and land with approximately 27,600 square feet of space located at 4128 Temple City Boulevard, Rosemead, California. The net book value of the two owned facilities (building and land) at December 31, 1995 was $2,484,000. Expiration dates of the Bank's leases range from July, 1997 to February, 2009. All the Bank's full-service branches are located in California and primarily in the Southern California area.

    Management believes that the Bank's facilities are sufficient for its needs at the present time and the foreseeable future.


ITEM 3 LEGAL PROCEEDINGS

    The Bank is a defendant in various lawsuits arising from the normal course of business. The Company established an accrual for a potential liability that was subsequently paid out early in 1996 at the accrued amount. There were two credit-related cases where the Bank was named as defendant. Although unspecified damages, including punitive damages, were being sought, management believes that the claims are without merit. The amount of possible liabilities, if any, could not be estimated. Management believes based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial position of the Company.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1995, no matters were submitted to a vote of the Company's security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

    There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at December 31, 1995, and their business experience during the prior five years:


                                                                                                        Age at
Name                    Positions and Offices presently held and business experience                  12/31/95
----                    ------------------------------------------------------------                  --------
Li-Pei Wu               Chairman, President and Chief Executive Officer of GBC                              61
                        Bancorp and General Bank since 1984



Peter Wu                Secretary and Executive Vice President of GBC Bancorp                               47
                        and Executive Vice President of General Bank since 1981, and
                        Chief Operating Officer of General Bank since January 1, 1995

Peter Lowe              Executive Vice President and Chief Financial Officer of GBC                         54
                        Bancorp and General Bank since 1994; prior thereto,
                        Executive Vice President and Chief Financial Officer of
                        Manufacturers Bank since 1990

Domenic Massei          Senior Vice President, Operations Administration of General                         51
                        Bank since 1989; prior thereto, Executive Vice President and
                        Chief Administrative Officer of Transnational Bank since
                        1984

Alan Thian              Executive Vice President and Chief Operating Officer of GBC                         43
                        Insurance Services, Inc., a subsidiary of General Bank, since
                        1992; Senior Vice President of General Bank from 1993 to
                        present; Vice President of General Bank from 1989 to 1993;
                        Director of United Overseas Investment, Inc. from 1978 to
                        present

Richard Voake           Senior Vice President and Credit Administrator of                                   55
                        General Bank since 1994; prior thereto, Vice President
                        and Manager of Corporate Credit Examination from 1992
                        to 1994; Senior Vice President of Security Pacific
                        Corporation/Security Pacific National Bank from 1984
                        to 1992


                                       PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

    The Company's common stock is traded on the over-the-counter market and is listed on the National Association of Securities Dealers Automated Quotations National Market System (NASDAQ). It is quoted electronically under the symbol GBCB.

    The market makers for GBC Bancorp are: Ernst & Company; Herzog, Heine, Geduld, Inc.; Hoefer & Arnett Inc.; Montgomery Securities; Keefe, Bruyette & Woods, Inc.; Wedbush Morgan Securities, Inc.; Itgiy Investment Technology Group, Inc.

    The high and low last sale or bid prices for each quarter of the years 1995 and 1994, as reported by the NASDAQ, are as follows:

                      First           Second          Third           Fourth
1995                 Quarter         Quarter         Quarter         Quarter
                     -------         -------         -------         -------
    High              $14.25          $13.63          $13.50          $17.75
    Low               $12.97          $11.50          $10.50          $12.50

                      First           Second          Third           Fourth
1994                 Quarter         Quarter         Quarter         Quarter
                     -------         -------         -------         -------


    High              $16.00          $15.00          $14.63          $14.25
    Low               $13.25          $13.25          $13.00          $11.50

HOLDERS

    As of February 29, 1996, there were 352 holders of record of the Company's common stock. This number is based solely on the number of record holders and was computed by a count of such.

DIVIDEND

    Cash dividends were declared and paid on a quarterly basis for 1995 and 1994. For the years 1995 and 1994, the quarterly cash dividends declared per share were as follows:


                      First           Second          Third           Fourth
                     Quarter         Quarter         Quarter         Quarter
                     -------         -------         -------         -------

1995                   $0.08           $0.08           $0.08           $0.08
1994                   $0.08           $0.08           $0.08           $0.08


    On April 16, 1992, the Company declared an additional 10% stock dividend to shareholders of record on July 1, 1992, payable on July 16, 1992. The Company's subsidiary, General Bank, is limited in the payment of dividends as explained in footnote 17 on page 51 of the Company's Annual Report to Shareholders which is hereby incorporated by reference.


ITEM 6 SELECTED FINANCIAL DATA

    The selected financial data on page 28 of the Company's Annual Report to Shareholders is hereby incorporated by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations on pages 9 through 27 of the Company's Annual Report to Shareholders is hereby incorporated by reference.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of GBC Bancorp and its subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, on pages 29 through 54 of the Company's Annual Report to Shareholders, are hereby incorporated by reference. The report of KPMG Peat Marwick LLP contains an explanatory paragraph relating to the change in accounting for certain investments in debt and equity instruments effective in 1994, and the adoption of provisions for the accounting by creditors for loan impairment and related income recognition and disclosure effective in 1995.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no changes of or disagreements with accountants on matters involving accounting and financial disclosure.

                                       PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the information relating to directors of the Company under the caption "Election of Directors" contained on pages 4 and 5 of the Company's Definitive Proxy Statement dated March 18, 1996 relating to the annual meeting of shareholders to be held on April 18, 1996, which is hereby incorporated by reference.

    See the information relating to executive officers of the Company which appears on page 13 and 14 of this Annual Report on Form 10-K.


ITEM 11 EXECUTIVE COMPENSATION

    See the information regarding executive compensation under the caption "Executive Compensation" contained on pages 6 through 10 of the Company's Definitive Proxy Statement dated March 18, 1996, for the annual meeting of shareholders to be held on April 18, 1996, which is hereby incorporated by reference.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the information regarding the security ownership of certain beneficial owners and management under the caption "Shareholdings of Certain Beneficial Owners and Management" contained on pages 2 to 4 of the Company's Definitive Proxy Statement dated March 18, 1996, for the annual meeting of shareholders to be held on April 18, 1996, which is hereby incorporated by reference.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the information regarding certain relationships and related transactions under the caption "Certain Transactions" contained on page 12 of the Company's Definitive Proxy Statement dated March 18, 1996, for the annual meeting of shareholders to be held on April 18, 1996, which is hereby incorporated by reference.

                                       PART IV


ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)(2) Financial Statements and Schedules

                                                          PAGE IN ANNUAL REPORT
                                                              TO SHAREHOLDERS
                                                              ---------------

GBC Bancorp and subsidiaries:

Independent Auditors' Report.................................     Page 54

Consolidated Balance Sheets as of December 31, 1995 and
1994.........................................................     Page 29

Consolidated Statements of Income for the Years Ended
December 31, 1995, 1994 and 1993.............................     Page 30

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 1995, 1994 and
1993.........................................................     Page 31

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995, 1994 and 1993.............................     Page 32

Notes to Consolidated Financial Statements...................   Pages 33-53

    All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.


(a)(3) Exhibit Index


(b) Reports on Form 8-K

None

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GBC Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     GBC BANCORP

s/                                          s/
  ---------------------------                  -------------------------------
by: Li-Pei Wu,                              by: Peter Lowe,
President and Chief Executive Officer       Executive Vice President and Chief
                                            Financial Officer


Date:                                       Date:
    ------------------------                     -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


s/                                          Date:
  -------------------------                      -----------------------
Eric W. Chang
s/                                          Date:
  -------------------------                      -----------------------
Helen Chen
s/                                          Date:
  -------------------------                      -----------------------
Thomas C. T. Chiu
s/                                          Date:
  -------------------------                      -----------------------
Stephen C. Huang
s/                                          Date:
  -------------------------                      -----------------------
Chuang-I Lin
s/                                          Date:
  -------------------------                      -----------------------
Ko-Yen Lin
s/                                          Date:
  -------------------------                      ----------------------
Ting Y. Liu
s/                                          Date:
  -------------------------                      ----------------------
Alan Thian
s/                                          Date:
  -------------------------                      ----------------------
John Wang
s/                                          Date:
  -------------------------                      ----------------------
Kenneth C. Wang
s/                                          Date:
  -------------------------                      ----------------------
Chien-Te Wu
s/                                          Date:
  -------------------------                      ----------------------
Julian Wu
s/                                          Date:
  -------------------------                      ----------------------
Li-Pei Wu
s/                                          Date:
  -------------------------                      ----------------------
Peter Wu
s/                                          Date:
  -------------------------                      ----------------------
Ping C. Wu
s/                                          Date:
  -------------------------                      ----------------------
Walter Wu
s/                                          Date:
  -------------------------                      ----------------------
Chin-Liang Yen

                                    EXHIBIT INDEX

EXHIBIT                                                                 PAGE
NUMBER                               DESCRIPTION                       NUMBER
------                               -----------                       ------

 3.1     Articles of Incorporation, as amended (incorporated herein by this reference to Exhibit 3.1 on the Company's Form 8 to the Company's Annual Report on Form 10-K for year ended
         December 31, 1987; and to Exhibit 3.1 on the Company's
         Quarterly Report on form 10-Q for the quarter ended
         June 30, 1988)                                                   --
3.2      Bylaws (incorporated herein by this reference to Exhibit 3.2 on the Company's Form 8 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1987)                  --
3.3      Amendment to bylaws of GBC Bancorp (incorporated herein by this reference to Exhibit 3.3 on the Company's Form 10-K for
         the year ended December 31, 1991)                                --
10.1     Lease for ground floor and second floor space at 201 South
         Figueroa Street, Los Angeles, California (incorporated herein by this reference to Exhibit 10.1 on the Company's Form 8 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1987)                                               --
10.2     Lease for ground floor space at 23326 Hawthorne Boulevard,
         Suite 100, Torrance, California (incorporated herein by this reference to Exhibit 10.2 on the Company's Form 8 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1987)                                               --
10.3 Lease for ground floor space at 1420 East Valley Boulevard, Alhambra, California (incorporated herein by this reference to Exhibit 10.6 on the Company's Form 8 to the Company's
         Annual Report on Form 10-K for the year ended
         December 31, 1987)                                               --
10.4     Lease for ground floor space at 17271 Gale Ave., City of
         Industry, California (incorporated herein by this reference to Exhibit 10.7 on the Company's Form 10-K for the year ended
         December 31, 1988)                                               --
10.5     Lease for ground floor space at 2500 South Atlantic Boulevard,
         City of Commerce, California (incorporated herein by this
         reference to Exhibit 10.8 on the Company's Form 10-K for the
         year ended December 31, 1988)                                    --
10.6     1988 Stock Option Plan (incorporated herein by this reference to Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1988)                             --
10.7 Lease for ground floor space at 4010 Barranca Parkway, Irvine, California (incorporated herein by this reference to
         Exhibit 10.11 on the Company's Form 10-K for the year ended
         December 31, 1989)                                               --

10.8     Lease for ground floor space at 4688 Convoy Street,
         San Diego, California (incorporated herein by this reference to Exhibit 10.12 on the Company's Form 10-K for the year
         ended December 31, 1989)                                         --
10.9     Lease for ground floor space at 701 S. Atlantic Boulevard,
         Monterey Park, California (incorporated herein by this
         reference to Exhibit 10.13 on the Company's Form 10-K for the
         year ended December 31, 1990)                                    --
10.11 Lease for ground floor space at 2783 S. Diamond Bar Boulevard, Suite 8-B, Diamond Bar, California (incorporated herein by this reference to Exhibit 10.11 on the Company's Form 10-K
         for the year ended December 31, 1991)                            --
10.12    Employment Agreement among the Company, the Bank and
         Li-Pei Wu, dated as of December 19, 1991 (incorporated herein by this reference to Exhibit 10.12 on the Company's Form 10-K
         for the year ended December 31, 1991)                            --
10.13    Non-Qualified Stock Option Agreement between the Company and
         Li-Pei Wu, dated as of December 19, 1991, relating to the
         grant of stock options under the Company's 1988 stock option plan (incorporated herein by this reference to Exhibit 10.13 on the Company's Form 10-K for the year ended
         December 31, 1991)                                               --
10.14    Board of Directors resolutions adopted on February 6, 1992, with respect to the GBC Bancorp Amended and Restated 1988 Stock Option Plan, which, among other things, authorize the grant of incentive stock options, eliminate certain limitations on the vesting and exercisability, and increase the maximum number of shares that may be issued thereunder (incorporated herein by this reference to Exhibit 10.14 on the Company's Form 10-K for
         the year ended December 31, 1991)                                --
10.15    GBC Bancorp Amended and Restated 1988 Stock Option Plan, as
         Exhibit 28.1 to Form S-8 Registration Statement filed with the Securities and Exchange commission on April 22, 1992,
         Registration Number: 33-47452 (incorporated herein by this reference to Exhibit 10.15 on the Company's Form 10-K for the
         year ended December 31, 1992)                                   --
10.16 Lease for ground floor space at 1139 West Huntington Drive, Arcadia, California (incorporated herein by this reference to
         Exhibit 10.16 on the Company's Form 10-K for the year ended
         December 31, 1993)                                               --
10.17    Lease for ground floor space at 2263 N. Tustin Avenue,
         Orange, California (incorporated herein by this reference to
         Exhibit 10.17 on the Company's Form 10-K for the year ended
         December 31, 1993)                                               --
10.19    Lease for office building space for ground and second floors and 14th and 15th floors located at 800 West 6th Street,
         Los Angeles, California (incorporated herein by this reference to Exhibit 10.19 on the Company's Form 10-K for the year ended
         December 31, 1993)                                               --
10.21    Sublease for ground floor office building space at 1420 East
         Valley Boulevard, Alhambra, California (incorporated herein by this reference to Exhibit 10.21 on the Company's Form 10-K for
         the year ended December 31, 1994)                                --

10.22    Addendum to standard office lease at 4010 Barranca Parkway,
         Irvine, California (incorporated herein by this reference
         to Exhibit 10.22 on the Company's Form 10-K for the year
         ended December 31, 1994)                                         --
10.23    Lease for ground floor office building space at 9045 Corbin
         Avenue, Northridge, California (incorporated herein by this reference to Exhibit 10.23 on the Company's Form 10-K for
         the year ended December 31, 1994)                                --
10.24    Lease for office building space on first and second floors located at 10001 N. De Anza Boulevard, Cupertino, California (incorporated herein by this reference to Exhibit 10.24 on
         the Company's Form 10-K for the year ended December 31, 1994)    --
10.25    Lease agreement for office building space on ground floor
         located at 520 South El Camino Real, San Mateo, California       --
         (incorporated herein by this reference to Exhibit 10.25 on
         the Company's Form 10-K for the year ended December 31, 1994)    --
10.26    Lease agreement for office building space on ground floor
         located at 47000 Warm Springs Boulevard, Fremont, California (incorporated herein by this reference to Exhibit 10.26 on
         the Company's Form 10-K for the year ended December 31, 1994)    --
 13      Annual Report to Shareholders                                    24
 22      Subsidiaries of GBC Bancorp                                      78
 27      Financial Data Schedule                                          79