Form 10-Q
period 1996-03-31
GBC BANCORP
filed 1996-05-13
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549



          Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For Quarter Ended March 31, 1996 Commission file number   0-16213
                  --------------                          -------

                      GBC BANCORP
- ---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


     California                             95-3586596
- -----------------------                ------------------------------
(State  or  other jurisdiction of      (I.R.S. Employer Identification
 incorporation or organization)         No.)

800 West 6th Street, Los Angeles,               California   90017
- ---------------------------------------------------------------------
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code   213/972-4172
                                                     ----------------

- ---------------------------------------------------------------------

Former name address and former fiscal year, if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No
   ------------   ----------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value, 6,696,389 shares issued and
                                 ---------
outstanding as of  March 31, 1996.
                   --------------



                      TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION .......................................
Item 1. Financial Statements .........................................
Item 2. Management's Discussion and Analysis of Financial  Condition
        and Results of  Operations....................................

PART II  OTHER INFORMATION ...........................................
Item 1. Legal Proceedings ............................................
Item 2. Changes In Securities ........................................
Item 3. Default Upon Senior Securities ...............................
Item 4. Submission  Of Matters To A Vote Of  Securities Holders ......
Item 5. Other Information ............................................
Item 6. Exhibits And Reports On Form  8-K ............................

PART III SIGNATURES ..................................................





               PART I - FINANCIAL INFORMATION


                   GBC Bancorp and Subsidiaries
                   Consolidated Statements of Financial Condition


                                                        March     December
(In Thousands)                                           1996       1995
- ---------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS

Cash and Due From Banks                                 $38,988    $38,837
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                   148,900    125,000
Securities Available for Sale, at Fair Value            632,253    507,141
Securities Held to Maturity (Fair Value of $30,749 and
 $34,370 at March 31, 1996 and December 31, 1995,
 Respectively)                                           30,176     33,553
Loans and Leases                                        484,441    471,944
Less:  Allowance for Credit Losses                      (16,306)   (16,674)
       Deferred Loan Fees                                (3,141)    (3,379)
                                                      ----------- ---------
Loans and Leases, Net                                   464,994    451,891
Bank Premises and Equipment, Net                          6,226      6,101
Other Real Estate Owned, Net                             10,452      7,686
Due From Customers on Acceptances                         4,427      4,703
Real Estate Held for Investment                          11,115     12,142
Accrued Interest Receivable and Other Assets             18,188     17,452
                                                      ----------- ---------
  Total Assets                                       $1,365,719 $1,204,506
                                                      =========== =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                $131,316   $137,048
 Interest Bearing Demand                                238,561    200,614
 Savings                                                150,360    129,202
 Time Certificates of Deposit of $100,000 or More       500,072    408,289
 Other Time Deposits                                    188,454    171,047
                                                       ---------  --------
Total deposits                                        1,208,763  1,046,200

Federal Funds Purchased and Securities Sold Under
 Repurchase Agreements                                  $24,000    $24,000
Subordinated Debt                                        15,000     15,000
Acceptances Outstanding                                   4,427      4,703
Accrued Expenses and Other Liabilities                   12,263     15,126
                                                       ---------  ---------
  Total Liabilities                                   1,264,453  1,105,029

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   20,000,000 Shares Authorized; 6,696,389 and
   6,679,661 Shares Outstanding at March 31, 1996 and
   December 31, 1995, Respectively                       45,934     45,658
 Retained Earnings                                       55,876     52,103
 Securities Valuation Allowance, Net of Tax                (537)     1,723
 Foreign Currency Translation Adjustments                    (7)        (7)
                                                       ---------- ---------
  Total Stockholders' Equity                            101,266     99,477
                                                       ---------- ---------
  Total Liabilities and Stockholders' Equity         $1,365,719 $1,204,506
                                                      ========= ===========

See Accompanying Notes to Consolidated Financial Statements.






                       GBC Bancorp and Subsidiaries
                     Consolidated Statements of Income
                               (Unaudited)

                                       Three Months Ended March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)     1996      1995
- ---------------------------------------------------------------------------
INTEREST INCOME
  Loans and Leases, Including Fees     $12,279    $12,359
  Securities Available for Sale          8,117      5,207
  Securities Held to Maturity              648      1,444
  Federal Funds Sold and Securities
   Purchased under Agreements to Resell  2,240      1,524
  Other                                     -           5
                                      ----------- --------
    Total Interest Income               23,284     20,539

INTEREST EXPENSE
  Interest Bearing Demand                1,144      1,088
  Savings                                  931      1,345
  Time Deposits of $100,000 or More      5,678      3,837
  Other Time Deposits                    2,178      1,773
  Federal Funds Purchased and Securities
   Sold under Repurchase Agreements        336         -
  Borrowings from the Federal Home
   Loan Bank                                -         348
  Subordinated Debt                        399        399
                                       ---------- ---------
    Total Interest Expense              10,666      8,790

    Net Interest Income                 12,618     11,749
  Provision for Credit Losses            1,500      5,100
                                       ----------- ---------
    Net Interest Income after Provision
     for Credit Losses                  11,118      6,649

NON-INTEREST INCOME
  Service Charges and Commissions        1,548      1,381
  Gain/(Loss) on Sale of Loans, Net         85        (49)
  Gain on Sale of Real Estate Investment   101         -
  Other                                     98        175
                                       ----------  ---------
    Total Non-Interest Income            1,832      1,507

NON-INTEREST EXPENSE
  Salaries and Employee Benefits         3,386      2,547
  Occupancy Expense                        675        686
  Furniture and Equipment Expense          396        402
  Net Other Real Estate Owned Expense      487      1,031
  Other                                  1,644      1,950
                                      -----------  ----------
    Total Non-Interest Expense           6,588      6,616

Income before Income Taxes               6,362      1,540
Provision/(Benefit) for Income Taxes     2,053        (79)
                                      ------------  ---------

    Net Income                          $4,309     $1,619
                                      ============= ==========
    Earnings Per Share                   $0.62      $0.24
                                      ============= ==========

See Accompanying Notes to Consolidated Financial Statements.



                 GBC Bancorp and Subsidiaries
            Consolidated Statements of Cash Flows
                         (Unaudited)

                                          For the Three Months Ended
                                               March 31
(IN THOUSANDS)                             1996        1995
- ---------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                  $4,309      $1,619

Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating
 Activities:

Depreciation                                   273         272
Net Amortization/(Accretion) of
 Premiums/Discounts on Securities             (638)     (1,460)
Writedowns on Real Estate Held for
 Investment                                    429         194
Provision for Credit Losses                  1,500       5,100
Provision for Losses on Other Real
 Estate Owned                                  400         618
Amortization of Deferred Loan Fees            (730)       (632)
(Gain)/Loss on Sale of Loans                   (85)         49
Gain on Sale of Real Estate Investment        (101)          -
Gain on Sale of Other Real Estate
 Owned                                         (11)         (8)
Loans Originated for Sale                  (15,204)     (5,078)
Proceeds from Sale of Loans                 15,321       7,886
Net Increase in Interest Receivable
 and Other Assets                              519         497
Net Decrease in Accrued Expenses and
 Other Liabilities                          (2,468)     (1,306)
Other, Net                                       -          66
                                           ----------------------
  Net Cash Provided by Operating             3,514       7,817
Activities

INVESTING ACTIVITIES:
Purchases of Securities Available for
 Sale                                     (322,317)   (180,732)
Proceeds from Maturities of Securities
 Available for Sale                        193,928     169,969
Proceeds from Maturities of Securities
 Held to Maturity                            3,384      14,197
Purchases of Securities Held to
 Maturity                                        -      (5,365)
Net (Increase)/Decrease in Loans and
 Leases                                    (18,124)      2,352
Proceeds from Sale of Other Real
 Estate Owned                                1,063       1,878
Purchases of Bank Premises and
 Equipment                                    (399)       (196)
Proceeds from Sale of Real Estate
 Investment                                    699       1,065
Purchases/Additions to Real Estate
 Held for Investment                             -        (329)
                                        ------------- ------------
  Net Cash Provided/(Used) by
   Investing Activities                   (141,766)      2,839


See Accompanying Notes to Consolidated Financial Statements.



                   GBC BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                For the Three Months Ended
                                                      March 31,
(IN THOUSANDS)                                    1996        1995
- -----------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net Decrease in Demand Deposits                  ($5,732)   ($14,170)
Net Increase/(Decrease) in Interest-Bearing
 Demand Accounts                                  37,947      (7,670)
Net Increase/(Decrease) in Savings Deposits       21,158      (4,264)
Net Increase/(Decrease) in Certificates of
 Deposits                                        109,190        (825)
Cash Dividend Paid                                  (536)       (532)
Proceeds from Exercise of Stock Options              276          18
                                              --------------------------
  Net Cash Provided (Used) by Financing
   Activities                                    162,303     (27,443)
  Net Change in Cash and Cash Equivalents         24,051     (16,787)
Cash and Cash Equivalents at Beginning of
 Period                                          163,837     112,359
                                              ---------------------------
Cash and Cash Equivalents at End of Period      $187,888     $95,572
                                               ==========================
Supplemental Disclosures of Cash Flow
 Information:
Cash Paid during This Period for:
  Interest Paid (Net of Capitalized
   Interest)                                      $5,839      $5,156
  Income Taxes                                     1,500           -
                                                ==========================
Noncash Investing Activities:
  Loans Transferred to Other Real Estate
   Owned at Fair Value                            $4,481      $2,162
  Loans to facilitate the sale of Other Real
   Estate Owned                                      262         290
                                                ============================

See Accompanying Notes to Consolidated Financial Statements.




                GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       In   the  opinion  of  management,  the  consolidated
financial statements of GBC Bancorp and its subsidiaries (the "Company") as of March 31, 1996 and December 31, 1995 and the three months ended March 31, 1996 and 1995, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned financial statements are in conformity with general accepted accounting principles.


Statement of Financial Accounting Standards No. 122

      On May 12, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," an amendment of FASB statement No. 65 ("SFAS 122"). This Statement provides guidance for the capitalization of originated as well as purchased mortgage servicing rights and the measurement of impairment of those rights.

      SFAS 122 allows for mortgage servicing rights to be capitalized when loans are sold and the servicing rights are retained. Where a definitive plan to sell mortgage loans is in place, the mortgage servicing rights will be capitalized at the date of purchase or the date of origination. Where a definitive plan is not in place, capitalization of the mortgage servicing rights will occur at the date of sale. Mortgage servicing rights are to be amortized in proportion to and over the period of estimated net servicing income. The provisions of SFAS 122 are to be applied prospectively in fiscal years beginning after December 15, 1995.

      The Company adopted SFAS 122 on January 1, 1996.   The
adoption resulted in the recognition of $30,000 of mortgage servicing rights and a $30,000 increase to non-interest income for the quarter ending March 31, 1996.

Earnings Per Share

      Earnings per share are computed based on the  weighted
average   shares   outstanding   including   common    stock
equivalents for the periods disclosed.


Consolidated Statements of Cash Flows

      Cash and cash equivalents consist of cash and due from banks, and federal funds sold and securities purchased under agreements to resell.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      For the quarter ended March 31, 1996, net income totaled $4,309,000, an increase of $2,690,000, or 166% from the $1,619,000 earned during the corresponding period of 1995. Earnings per share for the quarter ended March 31, 1996 were $0.62 per share compared to $0.24 per share for the same period of 1995.

      The net income for the quarter ended March 31, 1996 represented the highest quarterly net income in the Company's history. The increase over the corresponding period of a year ago was primarily due to a lower provision for credit losses and an increase in net interest income.

      The decline of the provision for credit losses in 1996 was caused by the reduction of nonaccrual loans, which were $27.5 million at March 31, 1996, as compared to $43.7 million at December 31, 1995. Additionally, net charge-offs decreased $2.5 million in the first quarter of 1996, compared to the same quarter of 1995. The allowance for credit losses was $16.3 million as of March 31, 1996, as compared to $16.7 million as of December 31, 1995, representing 3.51% and 3.69% of loans, net of allowance for credit losses, respectively.

     The annualized return on average assets ("ROA") for the Company was 1.38% and 0.62% for the quarters ended March 31, 1996 and 1995, respectively. The annualized return on average stockholders' equity ("ROE") for the quarters ended March 31, 1996 and 1995 was 17.06% and 7.33% respectively. The improvement of these ratios is the result of the factors mentioned above.


RESULTS OF OPERATIONS


Net Interest Income

      Net  interest  income before the  provision  for  loan
losses  for  the  quarter ended March 31, 1996  amounted  to
$12,618,000,   an  increase  of  $869,000  or   7.4%,   from
$11,749,000 for the same period of 1995.

      Total interest income for the three months ended March 31, 1996 was $23,284,000 compared to $20,539,000 for the corresponding period of a year ago. The increase of $2,745,000, or 13.4%, was due to an increase of average earning assets. For the quarters ending March 31, 1996 and 1995, average earning assets were $1,194 million and $1,005 million, respectively, representing a $189 million, or 18.8%, growth. The additional interest associated with the growth was partially offset by a reduced yield on earning assets. For the quarters ending March 31, 1996 and 1995, the yield on earning assets was 7.84% and 8.29%, respectively, representing a 45 basis point, or 5.4%, decline.

      The reduced yield was primarily due to two factors. The average national prime rate of interest for the quarter ended March 31, 1996 was 8.84% compared to 9.33% for the quarter ended March 31, 1995. In addition, there was a shift in the composition of earning assets. For the quarter ended March 31, 1995, average loan and leases, the highest yielding assets, net of average nonaccrual loans, comprised 47% of total average earning assets, net of nonaccrual loans. For the quarter ended March 31, 1996, average loans and leases, net of average nonaccrual loans, comprised 37% of total average earning assets, net of nonaccrual loans. The impact of the change in asset composition was partially offset by a decline of average nonaccrual loans. For the quarter ended March 31, 1996, average nonaccrual loans were $45.6 million, down $5.9 million, or 11.5%, from $51.5 million for the quarter ended March 31, 1995. The shift in the asset composition is the result of the growth in average deposits, which was invested in federal funds sold, securities purchased under agreements to resell and investment securities.

      Total interest expense for the quarter ended March 31, 1996 was $10,666,000 compared to $8,790,000 for the corresponding period of a year ago. The increase of $1,876,000, or 21.3%, was due to an increase of average deposits. For the quarters ended March 31, 1996 and 1995 average interest bearing deposits were $973 million and $799 million, respectively, an increase of $174 million, or 21.8%. For the quarters ended March 31, 1996 and 1995, the rates paid on interest bearing deposits were 4.10% and 4.08%, respectively.

      While interest rates were generally lower during the quarter ended March 31, 1996 compared to the corresponding period of a year ago, this was offset by the deposit growth occurring in the higher-costing time certificates of deposit. Of the growth of average interest bearing deposits for the quarters ending March 31, 1996 and 1995 totaling $174 million, $133 million was in the category of time certificates of deposit of $100,000 or more, the most costly deposit product.

      The net interest spread is defined as the yield on earning assets less the rates paid on interest bearing liabilities. Due to the reduced yield on earning assets for reasons explained above, and the slight increase in the rates paid on interest bearing deposits, also explained above, the net interest spread declined. For the quarters ended March 31, 1996 and 1995, the spread was 3.60% and 4.07%, respectively.

      The net interest margin is defined as the difference between interest income and interest expense divided by average earning assets. For the quarter ended March 31, 1996 and 1995, the net interest margin was 4.25% and 4.71%, respectively. The decrease in the margin is the result of the growth of earning assets and the reduced net interest spread.

Provision for Credit Losses

     For the quarter ended March 31, 1996, the provision was $1,500,000, compared to $5,100,000 for the same period of 1995, a decrease of $3,600,000, or 70.6%.

      The decline of the provision for credit losses in 1996 was primarily caused by the reduction of nonaccrual loans. As of March 31, 1996, nonaccrual loans outstanding totaled $27.5 million, the lowest level of nonaccrual loans since December 31, 1993. As of December 31, 1995, nonaccrual loans totaled $43.7 million. The combination of loans returned to non-accrual and repayments were the major contributors to the reduction of non-accruals during the quarter.

      The amount of the provision for credit losses is determined by management and is based upon the quality of the loan portfolio, management's assessment of the economic environment, evaluations made by regulatory authorities, historical loan loss experience, collateral values, assessment of borrowers' ability to repay, and estimates of potential future losses. Please refer to the discussion "Allowance for Credit Losses", following.


Non-Interest Income

      Non-interest income for the quarter ended March 31, 1996 totaled $1,832,000 compared to $1,507,000 for the same period ended March 31, 1995. The net increase of $325,000 was primarily attributable to the receipt of a $400,000 fee in exchange for which the Bank released a guarantor of a real estate loan. In addition, during the first quarter ended March 31, 1996 the Bank recorded a $101,000 gain on the sale of the final condominium unit of a real estate investment project. There remains one project on the books for which there is anticipated no gain or loss. The above were partially offset by reduced service charges (primarily due to decreased commissions on international transactions) and escrow fees. Escrow fees are included in non-interest income-other.


Non-Interest Expense

      Non-interest expense for the quarter ended March 31, 1996 totaled $6,588,000, a decrease of $28,000, or 0.4%, over the $6,616,000 recorded in the same period of 1995. The net decrease reflects substantial reductions of net other real estate owned expense and the cost of FDIC insurance. The reduced cost of the Bank's FDIC insurance (from $565,000 to $73,000 for the quarters ending March 31, 1995, and 1996, respectively) was the result of the upgrading of the Bank's rating for deposit insurance purposes. The above were offset by an increase in salaries and employee benefits of $839,000 due in large measure to the bonus accrual. The bonus is a function of the Bank's pre-tax income with certain adjustments. The Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, improved, declining from 49.9% for the quarter ended March 31, 1995, to 45.6% for the quarter ended March 31, 1996.


Provision for Income Taxes

      For the quarter ended March 31, 1996 the provision for income taxes was $2,053,000, representing 32% of pre-tax income. The provision is based on anticipated annual 1996 pre-tax income and the annual accrual of tax credits from the Bank's low income housing investment. The provision for the quarter ended March 31, 1996 represents an increase of $2,132,000 compared to the tax benefit of $79,000 for the quarter ended March 31, 1995. The tax benefit resulted primarily from management's decision to reduce the valuation allowance for deferred tax assets and the continued accrual of tax credits.


FINANCIAL CONDITION

     Total assets as of March 31, 1996, were $1,366 million, an increase of $161 million from total assets of $1,205 million as of December 31, 1995. The increase was due to the growth of deposits that was invested primarily in securities available for sale. As of March 31, 1996 and December 31, 1995, total deposits were $1,209 million and $1,046 million, respectively.


Loans

      As of March 31, 1996, total loans and leases totaled $484 million, representing a $12 million, or 2.5%, increase from total loans and leases of $472 million as of December 31, 1995. The net increase was primarily due to $20 million growth of term federal funds sold. Offsetting this increase was a $12.6 million decline of conventional real estate loans. This decline was primarily the result of loan pay-offs and transfers to OREO.

      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:



                       March 31, 1996     December 31, 1995
(IN THOUSANDS)         Amount   Percentage  Amount Percentage
- -------------------------------------------------------------
Commercial             $153,023   31.59%  $151,709   32.15%
Real Estate -
 Construction            56,512   11.67%    53,423   11.32%
Real Estate -
 Conventional           226,380   46.73%   239,016   50.64%
Installment                 220    0.05%       231    0.05%
Other Loans              23,055    4.76%    22,310    4.73%
Leveraged Leases            251    0.05%       255    0.05%
Term Fed Funds Sold      25,000    5.16%     5,000    1.06%
- -------------------------------------------------------------
Total                  $484,441  100.00%  $471,944  100.00%



Nonperforming Assets

      A certain degree of risk is inherent in the extension of credit. Management believes that it has credit policies in place to minimize the level of loan losses and nonperforming loans. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance. Included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

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

      The  following table provides information with respect
to   the   Company's  past  due  loans,  nonaccrual   loans,
restructured loans and other real estate owned, net, at the dates indicated:


(IN THOUSANDS)            March 31, 1996    December 31, 1995

Loans 90 Days or More
 Past Due and Still Accruing          $9                 $9
Nonaccrual Loans                  27,539             43,712
Total Past Due Loans              27,548             43,721
Restructured Loans                20,103             10,151
Total Nonperforming Loans         47,651             53,872
Other Real Estate Owned, Net      10,452              7,686
Total Nonperforming              $58,103            $61,558
 Assets



      Total nonperforming assets declined $3,455,000 from $61,558,000 as of December 31, 1995 to $58,103,000, as of
March 31, 1996. Nonaccrual loans reflected a $16,173,000 decline from $43,712,000 outstanding as of December 31, 1995 to $27,539,000 as of March 31, 1996, representing the lowest level since December 31, 1993.

      The following table analyzes the decline in nonaccrual loans during the three months ended March 31, 1996:

Balance, December 31, 1995                  $43,712
Add: Loans placed on nonaccrual               5,522
Less: Charge-offs                            (1,749)
         Returned to accrual status         (11,093)
         Repayments                          (3,878)
         Transfer to OREO                    (4,975)
Balance, March 31, 1996                     $27,539


      Conventional real estate and construction loans as a group comprise 76.6% of the total nonaccrual loans, as of March 31, 1996. Management believes the collateral provides substantial protection against the loss of principal.

     The following table breaks out the Company's nonaccrual loans by category as of March 31, 1996 and December 31, 1995:

(IN THOUSANDS)          March 31, 1996    December 31, 1995

Commercial                      $6,401              $3,802
Real Estate-
 Construction                    1,184               3,630
Real Estate-
 Conventional                   19,901              36,241
Other Loans                         53                  39
Total                          $27,539             $43,712


      Restructured loans consist of twelve real estate credits with a balance of $20,103,000 as of March 31, 1996. This compares to nine real estate credits with a balance of $10,151,000 as of December 31, 1995. The increase of the balance of restructured loans was primarily due to the return to accrual status of certain restructured loans. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Restructured loans which are nonaccrual are not included in the balance of restructured loans, although they are restructured. The weighted average yield of the restructured loans as of March 31, 1996, was 10.15%.

      The following table breaks out the restructured loans by accrual status as of the dates indicated:

(IN THOUSANDS)          March 31, 1996   December 31, 1995
- -----------------------------------------------------------
RESTRUCTURED LOANS:
On Accrual Status              $20,103           $10,151
On Nonaccrual Status             7,714            16,727
- -----------------------------------------------------------
Total                          $27,817           $26,878


      There are no commitments to lend additional funds on any of the restructured loans including those on an accrual status and on nonaccrual status. As of March 31, 1996, all restructured loans (on accrual status) were performing as per the restructured terms.

      Other real estate owned ("OREO"), net of valuation allowance of $897,000, totaled $10,452,000, representing an increase of $2,766,000, or 36.0%, from the net balance of $7,686,000, net of valuation allowance of $611,000, as of December 31, 1995. As of March 31, 1996 and December 31, 1995, OREO consisted of 20 properties and 14 properties, respectively.

      The following table sets forth OREO by property type for the dates as indicated:

(IN THOUSANDS)            March 31, 1996    December 31,1995

PROPERTY TYPE
Single-Family Residential        $     11         $     11
Condominium                           509              509
Multi-Family Residential            1,171              978
Warehouse                               -              188
Land for Residential                3,783            1,054
Retail Facilities                   5,386            5,289
Office                                489              268
Less: Valuation Allowance            (897)            (611)
Total                             $10,452           $7,686


      The  properties are all included in the Bank's  market
area.   As of March 31, 1996, four properties comprised  the
land category. The Company does not intend to develop these properties.

      Management cannot predict the extent to which the current economic environment, including the real estate market, may improve, persist or worsen, or the full impact such environment may have on the Bank's loan portfolio. Furthermore, as the Bank's primary regulators review the loan portfolio as part of their routine, periodic examinations of the Bank, their assessment of specific credits may affect the level of the Bank's nonperforming loans. Accordingly, there can be no assurance that other loans will not become non-performing in the future.


Allowance for Credit Losses

      SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, was adopted on January 1, 1995. The following table discloses pertinent information as it relates to the Company's impaired loans for and as of the dates indicated:

                                        As of and for the
            Impaired Loans                 three months
                                         ended March 31,

(IN THOUSANDS)                            1996     1995

Recorded Investment with Related
 Allowance                               $35,393   $45,150
Recorded Investment with no Related
 Allowance                                 2,259       228
Total Recorded Investment                 37,652    45,378
Allowance for Impaired Loans               4,201     7,081
Average Balance of Impaired Loans
 before Allowance                        $41,757   $45,378


      For  the  three months ended March 31, 1996,  interest
income  recognized  for  impaired loans  was  $571,000.   No
interest income was recognized on a cash basis.

      The table below summarizes the activity in the total allowance for credit losses (which amount includes the allowance on impaired loans), for the 3 month periods ended as indicated:

(IN THOUSANDS)            March 31, 1996   March 31, 1995

Balance, Beginning of
 Period                          $16,674          $23,025
Provision  for   Credit
 Losses                            1,500            5,100
Charge-offs                       (2,746)          (4,447)
Recoveries                           878               11
Net Charge-offs                   (1,868)          (4,436)
Balance, End of Period           $16,306          $23,689


     As of March 31, 1996, the allowance represents 3.37% of outstanding loans and leases. This compares to an allowance of 3.53% of outstanding loans and leases as of December 31, 1996. As of March 31, 1996, the allowance represents 34.22% of nonperforming loans. As of December 31, 1995, the allowance represented 30.95% of nonperforming loans.

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of March 31, 1996.


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

      As of March 31, 1996, the Company recorded gross unrealized losses of $932,000 on its available-for-sale portfolio and the inclusion as a separate deduction of stockholders' equity of $537,000 representing the unrealized holding loss, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at March 31, 1996 and December 31, 1995 were as follows:



               March 31,1996                           December 31, 1995
- ----------------------------------------------------------------------------------------------
(IN            AMORTIZED      GROSS      GROSS   FAIR  AMORTIZED      GROSS      GROSS   FAIR
THOUSANDS)     COST      UNREALIZED UNREALIZED  VALUE  COST      UNREALIZED UNREALIZED  VALUE
                              GAINS     LOSSES                        GAINS     LOSSES
- ----------------------------------------------------------------------------------------------
Securities
 Held to
 Maturity
State &
 Municipal
 Securities       $6,096       $127         -  $6,223     $6,460       $154         -  $6,614
Collateralized
 Mortgage
 Obligations          74          8         -      82         82          8         -      90
Asset Backed
 Securities       24,006        438         -  24,444     27,011        655         -  27,666
Total
 Securities
 Held to
 Maturity        $30,176       $573         - $30,749    $33,553       $817        $0 $34,370




               March 31,1996                           December 31, 1995
- ----------------------------------------------------------------------------------------------
(IN            AMORTIZED      GROSS      GROSS   FAIR  AMORTIZED      GROSS      GROSS    FAIR
THOUSANDS)     COST      UNREALIZED UNREALIZED  VALUE  COST      UNREALIZED UNREALIZED   VALUE
                              GAINS     LOSSES                        GAINS     LOSSES
- -----------------------------------------------------------------------------------------------
Securities
 Available for
 Sale
U.S.
 Treasuries       $1,941          -     ($38)  $1,903    $16,948          -      ($4)  $16,944
U.S.
 Government
 Agencies        268,576          -    ($434) 268,142    222,578        950         -  223,528
Mortgage
 Backed
 Securities       58,839          -    ($484)  58,355     61,987        212         -   62,199
Corporate
 Notes            27,015        985         -  28,000     27,016      1,299         -   28,315
Collateralized
 Mortgage
 Obligations     209,128          -  ($1,086) 208,042    133,611        346         -  133,957
Auction
 Preferred Stock  57,800          -         -  57,800     32,200          -         -   32,200
Other
 Securities        9,886        125         -  10,011      9,823        175         -    9,998
Total
 Securities
 Available for
 Sale           $633,185     $1,110  ($2,042) $632,253  $504,163     $2,982      ($4) $507,141




      There  were no sales of securities available for  sale
during  the  quarters ended March 31, 1996 and 1995.   There
were no sales of securities held to maturity for the quarters ended March 31, 1996 and 1995.


Deposits

      The Company's deposits totaled $1,209 million as of March 31, 1996, representing a $162 million , or 15.6%, increase from total deposits of $1,046 million as of
December 31, 1995. With the exception of non-interest bearing demand, all deposit categories reflected increases comparing March 31, 1996 to December 31, 1995. The largest deposit growth was in the time certificates of deposit of $100,000 or more, which increased $92 million, or 22.5%. Interest bearing demand also reflected a large increase of $38 million, or 18.9%. The Company believes that the growth of deposits during the first quarter of 1996 was largely attributable to the political tensions during that period associated with the national elections in Taiwan. Therefore, it is possible that a portion of the increase in deposits could be withdrawn. There is sufficient liquidity in federal funds sold and securities purchased under agreements to resell, as well as in securities available for sale, to fund any such withdrawals. The Company believes that the majority of its deposit customers have strong ties to the Bank and there is no large concentration with any major depositors.

      The maturity schedule of time certificates of deposit of $100,000 or more as of March 31, 1996 is as follows:

(IN THOUSANDS)
3 Months or Less                  $224,701
Over 3 Months Through One Year     274,551
Over One Year through 5 Years          820
Total                             $500,072

Regulatory Matters

     On April 23, 1996, the Bank was notified by its primary regulator, the Federal Deposit Insurance Corporation ("FDIC"), that the Memorandum of Understanding dated August 17, 1995, had been terminated based upon the results of a safety and soundness examination dated January 8, 1996.

       The Company's Board of Directors received a notification letter, dated April 25, 1994, from the Federal Reserve Bank of San Francisco (the "Federal Reserve") that requires the Company to inform the Federal Reserve prior to its taking any of the following actions: (a) declaring cash or in-kind dividends; (b) incurring debt; (c) repurchasing stock; (d) entering into any agreements to acquire any entities or portfolios. As of March 31, 1996, this notification letter remains in effect. In November, 1995, the Company was notified that the appointment of senior executive officers and directors was subject to review by the Federal Reserve. The Federal Reserve is reviewing the results of the most recent examination, but has not yet communicated with the Company on the status of the above notification.


Capital Resources

      As of March 31, 1996, stockholders' equity totaled $101,266,000, an increase of $1,789,000, or 1.8%, from
$99,477,000, as of December 31, 1995. The increase was due primarily to net income of $4,309,000, less cash dividends payable to shareholders of $536,000, less the net change in the securities valuation allowance, net of tax, of $2,260,000 for the three months ended March 31, 1996. Additionally, $276,000 of the increase was the result of the exercise of stock options and the related tax benefit.

     Capital ratios for the Company and for the Bank were as follows:

                               Well-   March 31    December 31
                         Capitalized
                           Standards       1996       1995
GBC Bancorp
Tier 1 Leverage  Ratio           5%       8.00%      8.27%
Tier 1 Risk-Based
 Capital Ratio                    6       12.77      13.83
Total Risk-Based
 Capital Ratio                   10       14.40      15.51
General Bank
Tier  1 Leverage  Ratio           5%       8.74%      9.10%
Tier 1 Risk-Based
 Capital Ratio                     6       13.98      15.26
Total  Risk-Based
 Capital Ratio                    10       15.23      16.51

Liquidity and Interest Rate Sensitivity

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $771,161,000, or 56.4% of total assets as of March 31, 1996, compared to $614,022,000, or 51.1% of total assets at December 31, 1995.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 20 percent of assets with terms up to 240 months. As of March 31, 1996 the Company has no borrowing outstanding under this financing facility with the FHLB. Management believes its liquidity sources to be stable and adequate.

       As of March 31, 1996, total loans and leases represented 40.1% of total deposits. This compares to 45.1% at December 31, 1995. The decline in this ratio is primarily due to the investment of the deposit growth in the securities portfolio and in federal funds sold and securities purchased under agreements to resell.

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

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage the interest rate risk from the origination of fixed rate residential mortgage loans for sale in the secondary markets.

      The Company utilizes Treasury note futures and forward sales of mortgage-backed securities to hedge interest rate risk associated with its residential mortgage banking activities. Futures and forward sale contracts provide for sale of the underlying securities, including mortgage-backed securities, at a specified future date, at a specified price or yield.

     The amount of the futures and forward sale contracts is determined by the aggregate amount of fixed rate commitments for mortgage loans that are expected to be funded plus the amount of fixed rate residential mortgages categorized as being held for sale that have not been sold. The fair value of the underlying futures and forward sale contracts is expected to move inversely to the change in fair value of the mortgage loans.

      The Company never intends to deliver the underlying securities that the futures and forward sale contracts commit to sell, rather it purchases offsetting contracts to eliminate the obligation. The Company is exposed to the risk that the fair value of futures contracts, being based on the value of the Treasury note will not move proportionately with the change in value of the mortgage loans being hedged. This basis risk is unpredictable and can result in economic loss to the Company. There is no basis risk related to the use of forward sale contracts on mortgage-backed securities since their fair value is based on similar mortgage loans. However, a gain or loss will arise from the difference between the fair value and the forward sale price of the mortgage-backed security.

      At March 31, 1996 and December 31, 1995 there were outstanding fixed rate mortgages held for sale of $2,600,000 and $6,300,000 and a notional value of derivative instruments of $500,000 and $0, respectively. For the three months ended March 31, 1996 and 1995 the Company had realized net losses of $7,813 and $75,800 with unrealized losses of $1,719 and $8,062, respectively, related to its hedging activities.

      Initial margin requirements and daily calls on futures contracts are met in cash. There are no margin requirements nor daily calls on forward sale contracts since whole loans are expected to be delivered to fulfill the commitment.

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

       Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company uses simulation modeling to estimate the potential effects of changing interest rates. This process allows the Company to more fully explore the complex relationships
within   the  gap  over  time  and  various  interest   rate
scenarios.

      The following table indicates the Company's interest rate sensitivity position as of March 31, 1996; it may not be reflective of positions in subsequent periods:


                       Interest Sensitivity Period
- ------------------------------------------------------------------------------------------
                       0 to 90  91 to 365    Over 1     Over    Non-
                                              Year              Interest
(IN THOUSANDS)          Days      Days        to 5     5 Years  Erng/Bearing         Total
                                              Years
- ------------------------------------------------------------------------------------------
Earning Assets:
Securities Available
 for Sale             $187,150    $57,137   $181,927  $206,039          -         $632,253
Securities Held to
 Maturity                  190        465     25,417     4,104          -           30,176
Federal Funds Sold     148,900          -          -         -          -          148,900
Loans (1) (2)          317,220     34,289     55,388    25,006          -          431,903
Loans to Depository
 Insititutions          25,000          -          -         -          -           25,000
Non-Earning Assets (2)       -          -          -         -     97,487           97,487
- ------------------------------------------------------------------------------------------
Total Assets          $678,460    $91,891   $262,732  $235,149    $97,487       $1,365,719
==========================================================================================


Source of Funds for
Assets:
Deposits:
  Demand               $ -        $     -     $    -     $   -   $131,316         $131,316
  Interest Bearing
   Demand              238,561          -          -         -          -          238,561
  Savings              150,360          -          -         -          -          150,360
  TCD'S Under
   $100,000            114,707     72,684      1,063         -          -          188,454
  TCD'S $100,000 and
   Over                356,084    143,168        820         -          -          500,072
- ------------------------------------------------------------------------------------------
Total Deposits         859,712    215,852      1,883         -    131,316        1,208,763
==========================================================================================
  Securities Sold
   Under Repurchase
   Agreements          $24,000          -          -         -          -          $24,000
  Subordinated Debt                           15,000                    -           15,000
  Other Liabilities          -          -          -         -     16,690           16,690
  Stockholders' Equity       -          -          -         -    101,266          101,266
- ------------------------------------------------------------------------------------------
Total Liabilities
 and Stockholders'
 Equity               $883,712   $215,852    $16,883         -   $249,272       $1,365,719

==========================================================================================

Interest Sensitivity
 Gap                 ($205,252) ($123,961)  $245,849  $235,149  ($151,785)

Cumulative Interest
 Sensivity
 Gap                 ($205,252) ($329,213)  ($83,364) $151,785          -
Gap Ratio (% of
 Total Assets)          -15.0%      -9.1%      18.0%     17.2%     -11.1%

Cumulative Gap Ratio    -15.0%     -24.1%      -6.1%     11.1%       0.0%

(1) Loans are before unamortized deferred loan fees and allowance for loan losses.
(2) Nonaccrual loans are included in non-earning assets.


                 PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      The Bank is a defendant in various lawsuits arising from the normal course of business. No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended March 31, 1996. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.

Item 2.  CHANGES IN SECURITIES

      There have been no changes in the securities of the Registrant during the quarter ended March 31, 1996.

Item 3.  DEFAULT UPON SENIOR SECURITIES

     This item is not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company security holders during the quarter ended March 31, 1996.

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



                                 GBC Bancorp
                                 (Registrant)


Dated: __________________     s/ ______________________
                                 Li-Pei Wu, Chairman,
                                 President and Chief
                                 Executive Officer



Dated: ___________________    s/ _______________________
                                 Peter Lowe, Executive
                                 Vice President and
                                 Chief Financial Officer