Form 10-Q
period 1996-06-30
GBC BANCORP
filed 1996-08-06
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934


For Quarter Ended June 30, 1996 Commission file number  0-16213
                  -------------                         -------

                   GBC BANCORP
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)

          California                            95-3586596
- -------------------------------       ----------------------------------
(State or other jurisdiction of       (I.R.S.Employer Identification No.)
incorporation or organization)

800 West 6th Street, Los Angeles,                California   90017
- --------------------------------------------------------------------------
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code   213/972-4172
                                                     ------------

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
Yes      X      No
   ------------    -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value, 6,723,566 shares issued and
                                 ----------------
outstanding as of  June 30, 1996.
                   -------------


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.........................

  Item 1. Financial Statements.........................
  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION............................

  Item 1. Legal Proceedings............................
  Item 2. Changes In Securities........................
  Item 3. Default Upon Senior Securities...............
  Item 4. Submission Of Matters To A Vote Of Securities
          Holders......................................
  Item 5. Other Information............................
  Item 6. Exhibits And Reports On Form 8-K.............

PART III - SIGNATURES..................................



                        PART I - FINANCIAL INFORMATION


                          GBC Bancorp and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                       June 30,    December 31,
(IN THOUSANDS)                                           1996          1995
- --------------------------------------------------------------------------------
ASSETS                                                (Unaudited)
Cash and Due From Banks                                 $34,651       $38,837
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                   138,000       125,000
Securities Available for Sale at Fair Value             572,055       507,141
Securities Held to Maturity (Fair Value of
 $24,342 and $34,370 at June 30, 1996 and December
 31, 1995, Respectively)                                 23,989        33,553
Loans and Leases                                        517,079       471,944
Less:  Allowance for Credit Losses                      (16,676)      (16,674)
       Deferred Loan Fees                                (3,274)       (3,379)
                                                 -------------------------------
Loans and Leases, Net                                   497,129       451,891
Bank Premises and Equipment, Net                          6,166         6,101
Other Real Estate Owned, Net                             15,525         7,686
Due From Customers on Acceptances                         5,600         4,703
Real Estate Held for Investment                          10,350        12,142
Accrued Interest Receivable and Other Assets             18,892        17,452
                                                 -------------------------------
  Total Assets                                       $1,322,357    $1,204,506
                                                 ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                $139,320      $137,048
 Interest Bearing Demand                                207,387       200,614
 Savings                                                133,816       129,202
 Time Certificates of Deposit of $100,000 or More       505,663       408,289
 Other Time Deposits                                    174,806       171,047
                                                 -------------------------------
Total Deposits                                        1,160,992     1,046,200

Federal Funds Purchased and Securities Sold Under
 Repurchase Agreements                                  $24,000       $24,000
Subordinated Debt                                        15,000        15,000
Acceptances Outstanding                                   5,600         4,703
Accrued Expenses and Other Liabilities                   12,225        15,126
                                                 -------------------------------
  Total Liabilities                                   1,217,817     1,105,029

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   20,000,000 Shares Authorized; 6,723,566 and
   6,679,661 Shares Outstanding at June 30, 1996
   and December 31, 1995, Respectively                   46,442        45,658
 Securities Valuation Allowance, Net of Tax              (1,896)        1,723
 Retained Earnings                                       60,001        52,103
 Foreign Currency Translation Adjustments                    (7)           (7)
                                                 -------------------------------
  Total Stockholders' Equity                            104,540        99,477
                                                 -------------------------------
  Total Liabilities and Stockholders' Equity         $1,322,357    $1,204,506
                                                 ===============================

See Accompanying Notes to Consolidated Financial Statements




                        GBC Bancorp and Subsidiaries
                      Consolidated Statements of Income
                                 (Unaudited)


                                    Three Months Ended     Six Months Ended
                                           June 30,             June 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)   1996      1995       1996      1995
- -------------------------------------------------------------------------------

INTEREST INCOME
  Loans and Leases, Including Fees   $12,989   $12,691    $25,268    $25,050
  Securities Available for Sale        9,208     5,449     17,325     10,656
  Securities Held to Maturity            577     1,623      1,225      3,067
  Federal Funds Sold and Securities
   Purchased under Agreements to
   Resell                              1,721     1,253      3,961      2,777
  Other                                    -         -          -          5
                                     ------------------------------------------
    Total Interest Income             24,495    21,016     47,779     41,555

INTEREST EXPENSE
  Interest Bearing Demand              1,111     1,054      2,255      2,142
  Savings                                950     1,195      1,881      2,540
  Time Deposits of $100,000 or More    6,259     4,132     11,937      7,969
  Other Time Deposits                  2,140     1,923      4,318      3,696
  Federal Funds Purchased and
   Securities Sold under Repurchase
   Agreements                            333         -        669          -
  Borrowings from the Federal Home
   Loan Bank                               -       356          -        704
  Subordinated Debt                      399       399        798        798
                                     ------------------------------------------

    Total Interest Expense            11,192     9,059     21,858     17,849

    Net Interest Income               13,303    11,957     25,921     23,706
  Provision for Credit Losses          1,000     5,000      2,500     10,100
                                     ------------------------------------------
    Net Interest Income after
     Provision for Credit Losses      12,303     6,957     23,421     13,606

NON-INTEREST INCOME
  Service Charges and Commissions      1,257     1,392      2,805      2,773
  Gain/(Loss) on Sale of Loans, Net       16        31        101        (18)
  Gain on Sale of Fixed Assets             8         9          8          9
  Gain on Sale of Real Estate
   Investment                              -         -        101          -
  Other                                  122       172        219        347
                                     ------------------------------------------
    Total Non-Interest Income          1,403     1,604      3,234      3,111

NON-INTEREST EXPENSE
  Salaries and Employee Benefits       3,440     2,612      6,826      5,159
  Occupancy Expense                      687       678      1,362      1,364
  Furniture and Equipment Expense        395       389        791        791
  Net Other Real Estate Owned Expense    419       506        906      1,537
  Other                                1,802     2,072      3,446      4,022
                                     ------------------------------------------
    Total Non-Interest Expense         6,743     6,257     13,331     12,873

Income before Income Taxes             6,963     2,304     13,324      3,844
Provision for Income Taxes             2,301       850      4,353        771
                                     ------------------------------------------
    Net Income                        $4,662    $1,454     $8,971     $3,073
                                     ==========================================
    Earnings Per Share                 $0.66     $0.22      $1.27      $0.46
                                     ==========================================

See Accompanying Notes to Consolidated Financial Statements





                         GBC Bancorp and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                              For the Six Months Ended
                                                      June 30,
(IN THOUSANDS)                                   1996           1995
- -----------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                      $8,971         $3,073

Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:

Depreciation                                       556            530
Net Accretion of Premiums/Discounts
 on Securitie s                                 (1,186)        (2,290)
Writedowns on Real Estate Held for                 761            387
Investment
Provision for Credit Losses                      2,500         10,100
Provision for Losses on Other Real
 Estate Owned                                      554            868
Amortization of Deferred Loan Fees              (1,136)        (1,329)
(Gain)/Loss on Sale of Loans                      (101)            45
Gain on Sale of Real Estate Investment            (101)             -
Gain/(Loss) on Sale of Other Real
 Estate Owned                                        2            (10)
Gain on Sale of Fixed Assets                        (8)            (9)
Loans Originated for Sale                      (18,125)       (25,476)
Proceeds from Sale of Loans Originated
 for Sale                                       23,755         14,777
Net (Increase)/Decrease in Interest
 Receivable and Other Assets                       (48)            60
Net Decrease in Accrued Expenses and
 Other Liabilities                              (1,646)          (959)
Other, Net                                          (2)           (17)
                                            ------------------------------
  Net Cash Provided/(Used) by
   Operating Activities                         14,746           (250)

INVESTING ACTIVITIES:

Purchases of Securities Available for Sale    (454,068)      (275,872)
Proceeds from Maturities of Securities
 Available for Sale                            384,059        282,059
Proceeds from Maturities of Securities
 Held to Maturity                                9,580         15,688
Purchases of Securities Held to Maturity             -        (34,158)
Net (Increase)/Decrease in Loans and Lease     (62,049)        10,721
Proceeds from Sale of Other Real Estate
 Owned                                           1,522          2,805
Proceeds from Sale of Bank Premises
 and Equipment                                      19             18
Purchases of Bank Premises and Equipment          (631)          (282)
Proceeds from Sale of Real Estate Investment     1,134          2,635
Purchases/Additions to Real Estate
 Held for Investment                                 -           (356)
                                            ------------------------------
  Net Cash (Used)/Provided by
   Investing Activities                       (120,434)         3,258

See Accompanying Notes to Consolidated Financial Statements



                        GBC BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                For the Six Months Ended
                                                          June 30,
(IN THOUSANDS)                                       1996        1995
- --------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net Increase/(Decrease) in Demand Deposits          $2,272     ($13,680)
Net Increase/(Decrease) in Interest-Bearing
 Demand Accounts                                     6,773      (21,180)
Net Increase/(Decrease) in Savings Deposits          4,614      (22,307)
Net Increase in Certificates of Deposits           101,133       23,426
Cash Dividend Paid                                  (1,074)      (1,066)
Proceeds from Exercise of Stock Options                784           18
                                                --------------------------
  Net Cash Provided/(Used) by Financing
   Activities                                      114,502      (34,789)
                                                --------------------------

  Net Change in Cash and Cash Equivalents            8,814      (31,781)

Cash and Cash Equivalents at Beginning of
 Period                                            163,837      112,359
                                                 -------------------------

Cash and Cash Equivalents at End of Period        $172,651      $80,578
                                                 =========================
Supplemental Disclosures of Cash Flow
 Information:

Cash Paid during This Period for:
  Interest Paid (Net of Capitalized Interest)      $21,797      $17,954
  Income Taxes                                       4,180          450
                                                 =========================
Noncash Investing Activities:
  Loans Transferred to Other Real Estate Owned     $10,180       $7,383
  Loans to Facilitate the sale of Other Real
   Estate Owned                                        262          290
                                                 =========================

See Accompanying Notes to Consolidated Financial Statements




                     GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the consolidated financial statements of GBC Bancorp and its subsidiaries
(the "Company") as of June 30, 1996 and December 31, 1995, and the six and three months ended June 30, 1996 and 1995, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation.
In the opinion of management, the aforementioned consolidated financial statements are in conformity with general accepted accounting principles.

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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     For the six months ended June 30, 1996, net income totaled $8,971,000, an increase of $5,898,000, or 192% from the $3,073,000 earned during the corresponding period of 1995. Earnings per share for the six months ended June 30, 1996 were $1.27 per share compared to $0.46 per share for the same period of 1995.

     The increase in net income was primarily due to a lower provision for credit losses combined with an increase in net interest income.

     The decline of the provision for credit losses in 1996 was caused by the reduction of non-accrual loans, and a decrease in charge-offs. Non-accrual loans decreased to $19.0 million at June 30, 1996, as compared to $43.7 million at December 31, 1995. Additionally, net charge-offs of $2.5 million were recorded during the six months ended June 30, 1996 as compared to $12.9 million during the corresponding period of 1995. The allowance for credit losses was $16.7 million as of June 30, 1996 and the same as of December 31, 1995, representing 3.36% and 3.69% of net loans, respectively.

     Net income for the second quarter of 1996 was $4,662,000, or $0.66 per share compared to $1,454,000, or
$0.22 per share for the corresponding period of 1995. The quarter represented the second consecutive record quarterly earnings in the Company's history. As was the case for the six months ended June 30, 1996 the increase in the net income for the second quarter was primarily the result of a reduced provision for credit losses and an increase in net interest income.

     For the six months ended June 30, 1996 and 1995, the return on average assets ("ROA") was 1.39% and 0.58%, respectively. For the six months ended June 30, 1996 and 1995, the return on average stockholders' equity ("ROE") was 17.61% and 6.78%, respectively. The improvement of these ratios is as explained above.

     For the quarter ended June 30, 1996 and 1995, ROA was
1.41% and 0.55%, respectively, and ROE was 18.2% and 6.3%, respectively. The improvement of these ratios is as explained above.


RESULTS OF OPERATIONS


Net Interest Income

     For the six months ended June 30, 1996, net interest income before the provision for credit losses was $25,921,000, an increase of $2,215,000, or 9.3%, compared to the corresponding period of 1995. The increase is explained in the following paragraphs.

     Total interest income for the six months ended June 30, 1996 was $47,779,000 compared to $41,555,000 for the corresponding period of a year ago. The $6,224,000, or 15.0%, increase is primarily the result of a $227.2 million, or 22.7%, increase of average earning assets. The effect of the increase in average earning assets was partially offset by a reduced yield. For the six months ended June 30, 1996, the yield on average earning assets was 7.81% compared to 8.36% for the six months of the corresponding period of last year.

     The reduced yield was primarily due to two factors.
The average national prime rate of interest for the six months ended June 30, 1996 was 8.29% compared to 8.91% for the six months ended June 30, 1995. In addition, there was a shift in the composition of earning assets. For the six months ended June 30, 1996, average loans and leases, the highest yielding assets, net of average non-accrual loans, comprised 38% of total average earning assets, net of non-accrual loans. For the six months ended June 30, 1995, average loans and leases, net of average non-accrual loans, comprised 47% of total average earning assets, net of non-accrual loans. The impact of the change in asset composition was partially offset by a decline of average non-accrual loans. For the six months ended June 30, 1996, average non-accrual loans were $38.4 million, down $12.3 million, or 24.3%, from $50.7 million for the six months ended June 30, 1995. The shift in the asset composition is the result of the growth in average deposits which was invested primarily in federal funds sold, securities purchased under agreements to resell and securities available for sale.

     Total interest expense for the six months ended June
30, 1996 was $21,858,000 compared to $17,849,000 for the
corresponding period of a year ago. The increase of $4,009,000, or 22.5%, was due to an increase of average deposits. For the six months ended June 30, 1996 and 1995 average interest bearing deposits were $1,009.1 million and $794.3 million, respectively, an increase of $214.8 million, or 27.0%. The effect of the interest bearing deposit increase was partially offset by a reduction on the rates paid on interest bearing deposits. For the six months ended June
30, 1996 and 1995, the rates paid were 4.06% and 4.15%,
respectively. While interest rates were generally lower during the six months ended June 30, 1996, compared to the corresponding period of a year ago, this was partially offset by the deposit growth occurring in the higher-costing time certificates of deposit. For the six months ending
June 30, 1996, average interest bearing deposits grew $214.8 million compared to the corresponding period of a year ago. $165.3 million of this increase was in the category of time certificates of deposit of $100,000 or more, the most costly deposit product.

     The net interest spread is defined as the yield on earning assets less the rates paid on interest bearing liabilities. For the six months ending June 30, 1996 and 1995, the net interest spread was 3.62% and 4.07%, respectively. The decline of the spread is due to the reasons explained above.

     The net interest margin is defined as the difference between interest income and interest expense divided by average earning assets and annualized. For the six months ended June 30, 1996 and 1995, the net interest margin was 4.24% and 4.74%, respectively. The decrease in the margin is the result of the growth of earning assets and the reduced net interest spread.

     For the quarter ended June 30, 1996 and 1995, net interest income before the provision for credit losses was $13,303,000 and $11,957,000, respectively, representing an increase of $1,346,000, or 11.3%.

     Total interest income for the quarter ended June 30, 1996 was $24,495,000, representing a $3,479,000, or 16.6%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $265 million, or 26.5%, of average earning assets, partially offset by a reduced yield on earning assets. For the quarter ended June 30, 1996 and 1995, the yield on earning assets was 7.79% and 8.43%, respectively. The decline was for the reasons described above.

     Total interest expense for the quarter ended June 30, 1996 was $11,192,000, representing a $2,133,000, or 23.5%, increase over the corresponding quarter of a year ago.
The increase was due to a growth of $249 million of interest bearing liabilities, partially offset by a reduced rate paid on interest bearing liabilities. For the quarter ended June
30, 1996 and 1995, the rate paid on interest-bearing liabilities was 4.15% and 4.35%, respectively. The decline was for the reasons described above.


Provision for Credit Losses

     For the six months ended June 30, 1996, the provision for credit losses was $2,500,000, compared to $10,100,000 for the same period of 1995, a decrease of $7,600,000, or 75.2%.

     The decline of the provision for credit losses was primarily due to the reduction of non-accrual loans and a decrease in charge-offs. As of June 30, 1996, non-accrual loans totaled $19.0 million compared with $43.7 million and $41.9 million as of December 31, 1995 and June 30, 1995, respectively. The June 30, 1996 outstanding non-accrual loans are at their lowest level since September 30, 1993 at which time non-accrual loans were $18.2 million. The combination of loans returned to accrual status and repayments both significantly impacted the reduction of non-accrual loans, as well as transfers to OREO.

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


Non-Interest Income

     For the six months ended June 30, 1996, non-interest income totaled $3,234,000 representing a $123,000 or 4.0% increase compared to $3,111,000 for the six months ended
June 30, 1995. The net increase was primarily due to increases in the gain on sale of loans and the recording of a gain on the sale of real estate investment, partially offset by a reduction of other income. The reduction of $128,000 of other income is primarily due to reduced escrow fees from the Bank's escrow subsidiary. In addition, service charges and commissions for the six months ended June 30, 1996 included a $400,000 fee recorded in the first quarter in exchange for which the Bank released a guarantor of a real estate loan.

     Non-interest income for the quarter ended June 30, 1996, totaled $1,403,000, representing a $201,000, or 12.5%, decline compared to $1,604,000 for the quarter ended June 30, 1995. The reduction was primarily due to $135,000 decrease in service charges and commissions and $50,000 decrease in other income, primarily due to reduced escrow fees.


Non-Interest Expense

     For the six months ended June 30, 1996, non-interest expense was $13,331,000, representing a $458,000, or 3.6%, increase over $12,873,000 reported for the corresponding period of a year ago. The increase was due to a $1,667,000, or 3.2%, growth of salaries and employee benefits, caused primarily by higher incentive compensation which is a function of the higher level of pre-tax income. This was partially offset by reductions of $631,000 (41.1%) and $576,000 (14.3%) in net other real estate owned expense and other expense, respectively. The decline of other expense was primarily attributable to reduced FDIC deposit insurance expense as a result of the upgrading of the Bank's rating for deposit insurance purposes.

     For the three months ended June 30, 1996, non-interest expense was $6,743,000, representing a $486,000, or 7.8%, increase over $6,257,000 reported for the corresponding period of a year ago. The reasons for the increase are as explained above for the six month variance.


Provision for Income Taxes

     For the six months ended June 30, 1996, the provision for income taxes was $4,353,000, representing 32.7% of pre-tax income. The provision for the six months ended June 30, 1995, was $771,000, representing 20.1% of pre-tax income. The difference in the effective tax is due to the federal income tax credits related to the low- income housing investments. As the tax credit has remained relatively fixed during the six month periods ended June 30, 1996 and 1995, and income before income taxes has increased to $13,324,000 from $3,844,000, the effective tax rate increased.

     For the quarter ended June 30, 1996 and 1995, the provision for income taxes was $2,301,000 and $850,000, respectively, representing effective tax rates of 33.0% and 36.9%. The higher rate for the quarter ended June 30, 1995, reflected a year-to-date change in the assumption of pre-tax income for the year 1995.


FINANCIAL CONDITION

     Total assets as of June 30, 1996, were $1,322.4 million, an increase of $117.9 million from total assets of $1,204.5 million as of December 31, 1995. The increase was due to the growth of deposits that was invested primarily in federal funds sold and securities purchased under agreements to resell and securities available for sale. As of June 30, 1996 and December 31, 1995, total deposits were $1,161.0 million and $1,046.2 million, respectively.


Loans

     As of June 30, 1996, total loans and leases totaled $517.1 million, representing a $45.2 million, or 9.58%, increase from total loans and leases of $471.9 million as of December 31, 1995. The net increase was primarily due to $30 million growth of term fed funds sold, with increases also occurring in real estate construction and commercial loans.

     The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:

                              June 30, 1996          December 31, 1995
(IN THOUSANDS)              Amount  Percentage      Amount  Percentage
- -----------------------------------------------------------------------
Commercial                $160,008      30.94%    $151,709      32.15%
Real Estate -
 Construction               68,913      13.33%      53,423      11.32%
Real Estate -
 Conventional              235,653      45.57%     239,016      50.64%
Installment                    167       0.03%         231       0.05%
Other Loans                 17,091       3.31%      22,310       4.73%
Leveraged Leases               247       0.05%         255       0.05%
Term Fed Funds Sold         35,000       6.77%       5,000       1.06%
=======================================================================
Total                     $517,079     100.00%    $471,944     100.00%


Non-performing Assets

     A certain degree of risk is inherent in the extension of credit. Management believes that it has credit policies in place to minimize the level of loan losses and non-performing loans. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance. Included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

     The Company has a policy of classifying loans (including an impaired loan) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied as principal reduction or reported as recoveries on amounts previously charged-off, according to management's judgment as to the collectability of principal.

     The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:


(IN THOUSANDS)                   June 30, 1996    December 31, 1995
- -------------------------------------------------------------------
Loans 90 Days or More Past
 Due and Still Accruing                 $9,485                   $9
Non-accrual Loans                       18,972               43,712
Total Past Due Loans                    28,457               43,721
Restructured Loans                      22,631               10,151
Total Non-performing Loans              51,088               53,872
Other Real Estate Owned, Net            15,525                7,686
===================================================================
Total Non-performing Assets            $66,613              $61,558


     Total non-performing assets increased from $61.6 million as of December 31, 1995 to $66.6 million, as of June
30, 1996. This was due to the increase of loans 90 days or more past due and still accruing, which increased $9.5 million.

     The category of loans 90 days or more past due and still accruing totaling $9.5 million was comprised of five credits. With the exception of one credit, all of the credits are past due for principal only, due to the maturity of the underlying loan agreements, with interest current as of June 30, 1996. The principal amount of the loans was not paid because the Bank and its borrowers were negotiating the terms of renewing the credit. On two of the credits, the credit renewal was approved by the Bank as of mid-July. All five credits were evaluated for conformity with the Bank's policy for non-accrual loans and were found to meet the requirements for accrual status.

     Non-accrual loans declined significantly from $43.7 million as of December 31, 1995 to $19.0 million as of June
30, 1996, a reduction of $24.7 million, or 56.5%. As of June 30, 1996, non-accrual loans are at their lowest level since September 30, 1993, at which time non-accrual loans outstanding were $18.2 million.

     The following table analyzes the decline in non-accrual loans during the six months ended June 30, 1996:

NON-ACCRUAL LOANS (IN THOUSANDS)
- --------------------------------------------------------
Balance, December 31, 1995                      $43,712
Add: Loans placed on non-accrual                  9,735
Less: Charge-offs                                (2,694)
         Returned to accrual status             (15,141)
         Repayments                              (5,585)
         Transfer to OREO                       (11,055)
Balance, June 30, 1996                          $18,972
- --------------------------------------------------------

     Conventional real estate and construction loans as a group comprise 71.9% of the total non-accrual loans, as of June 30, 1996. Management believes the collateral provides substantial protection against the loss of principal.

     The following table breaks out the Company's non-accrual loans by category as of June 30, 1996 and December
31, 1995:


(IN THOUSANDS)                 June 30, 1996    December 31, 1995
- -----------------------------------------------------------------
Commercial                         $5,329            $3,802
Real Estate-Construction            1,064             3,630
Real Estate-Conventional           12,579            36,241
Other Loans                             -                39
=================================================================
Total                             $18,972           $43,712


     Restructured loans consist of fifteen real estate credits with a balance of $22.6 million as of June 30, 1996. This compares to nine real estate credits with a balance of $10.2 million as of December 31, 1995. There was but one newly restructured loan as of June 30, 1996 compared to December 31, 1995. The increase of the balance of restructured loans was primarily due to the return to accrual status of six restructured loans during the six months ended June 30, 1996. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Restructured loans which are non-accrual are not included in the balance of restructured loans, but are reported as part of the total non-accrual loans. The weighted average yield of the restructured loans (on accrual status) as of June 30, 1996, was 10.20%.

     The following table breaks out the restructured loans by accrual status as of the dates indicated:



(IN THOUSANDS)               June 30, 1996    December 31, 1995
- ---------------------------------------------------------------
RESTRUCTURED LOANS:
On Accrual Status                $22,631            $10,151
On Non-accrual Status              5,678             16,727
===============================================================
Total                            $28,309            $26,878


     There are no commitments to lend additional funds on any of the restructured loans including those both on an accrual status and on non-accrual status. As of June 30, 1996, four restructured loans (on accrual status) totaling
$9.3 million were past due for interest between 30 and 90 days.

     Other real estate owned ("OREO"), net of valuation allowance of $1.0 million, totaled $15.5 million, representing an increase of $7.8 million, or 101.30%, from the net balance of $7.7 million, net of valuation allowance of $0.6 million, as of December 31, 1995. As of June 30,
1996 and December 31, 1995, OREO consisted of 23 properties and 14 properties, respectively.

     The following table sets forth OREO by property type for the dates as indicated:


(IN THOUSANDS)                     June 30, 1996   December 31, 1995
- ---------------------------------------------------------------------
PROPERTY TYPE
Single-Family Residential                 $109               $11
Condominium                              3,093               509
Multi-Family Residential                   829               978
Warehouse                                   14               188
Land for Residential                     1,319             1,054
Land for Commercial                        735                 -
Retail Facilities                        6,496             5,289
Office                                     377               268
Hotel                                    3,600                 -
Less: Valuation Allowance               (1,047)             (611)
=====================================================================
Total                                  $15,525            $7,686



     The above properties are all included in the Bank's market area.

     Management cannot predict the extent to which the current economic environment, including the real estate market, may improve, persist or worsen, or the full impact such environment may have on the Bank's loan portfolio. Furthermore, as the Bank's primary regulators review the loan portfolio as part of their routine, periodic bank examinations, their assessment of specific credits may affect the level of the Bank's non-performing loans. Accordingly, there can be no assurance that other loans will not become non-performing in the future.


Allowance for Credit Losses

     As of June 30, 1996, the balance of the allowance for credit losses was $16.7 million, representing 3.23% of outstanding loans and leases. This compares to an allowance for credit losses of the same amount as of December 31, 1995, representing 3.54% of outstanding loans and leases.

     SFAS 114, Accounting by Creditors for Impairment of a
Loan, as amended by SFAS 118, was adopted on January 1, 1995. The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the dates indicated:


                                                     As of and for the six
Impaired Loans                                        months ended June 30,
(IN THOUSANDS)                                         1996           1995
- ----------------------------------------------------------------------------
Recorded Investment with Related Allowance          $34,467        $34,599
Recorded Investment with no Related Allowance         2,210            312
Total Recorded Investment                            36,677         34,911
Allowance for Impaired Loans                          3,925          5,576
Average Balance of Impaired Loans before Allowance  $39,461        $42,671
- ----------------------------------------------------------------------------


     For the six months ended June 30, 1996, interest income recognized for impaired loans was $1,472,000. No interest income was recognized on a cash basis.

     The table below summarizes the activity in the total allowance for credit losses (which amount includes the allowance on impaired loans), for the six month periods ended as indicated:


(IN THOUSANDS)                     June 30, 1996   June 30,1995
- ---------------------------------------------------------------
Balance, Beginning of Period           $16,674        $23,025
Provision for Credit Losses              2,500         10,100
Charge-offs                             (4,008)       (13,002)
Recoveries                               1,510            132
Net Charge-offs                         (2,498)       (12,870)
Balance, End of Period                 $16,676        $20,255
- ---------------------------------------------------------------

     As of June 30, 1996, the allowance represents 32.6% of non-performing loans. As of December 31, 1995, the allowance represented 31.0% of non-performing loans. As of June 30, 1996, the allowance represents 87.9% of non-accrual loans. As of December 31, 1995, the allowance represented 38.1% of non-accrual loans.

     Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of June 30, 1996.


Securities

     The Company classifies its securities as held to maturity or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

     Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at market value, with unrealized gains or losses reflected net of tax in stockholders' equity.

     As of June 30, 1996, the Company recorded gross unrealized losses of $3,288,000 on its available-for-sale portfolio and the inclusion as a separate deduction of stockholders' equity of $1,896,000 representing the unrealized holding loss, net of tax.

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at June 30, 1996 and December 31, 1995 were as follows:



                                 June 30, 1996              |          December 31, 1995
- ------------------------------------------------------------|-----------------------------------------
(IN THOUSANDS)    AMORTIZED      GROSS      GROSS       FAIR|AMORTIZED      GROSS      GROSS      FAIR
                       COST UNREALIZED UNREALIZED      VALUE|     COST UNREALIZED UNREALIZED     VALUE
                                 GAINS     LOSSES           |               GAINS     LOSSES
- ------------------------------------------------------------|-----------------------------------------
                                                            |
 Securities Held                                            |
  to Maturity                                               |
State and                                                   |
 Municipal                                                  |
 Securities          $2,918        $58         $-     $2,976|   $6,460       $154         $-    $6,614
Collateralized                                              |
 Mortgage                                                   |
 Obligations             68          7          -         75|       82          8          -        90
Asset Backed                                                |
 Securities          21,003        288          -     21,291|   27,011        655          -    27,666
- ------------------------------------------------------------|-----------------------------------------
Total Securities                                            |
 Held to Maturity   $23,989       $353         $0    $24,342|  $33,553       $817         $0   $34,370
============================================================|=========================================



                                 June 30, 1996              |           December 31, 1995
- ------------------------------------------------------------|-----------------------------------------
(IN THOUSANDS)    AMORTIZED      GROSS      GROSS       FAIR|AMORTIZED      GROSS      GROSS      FAIR
                       COST UNREALIZED UNREALIZED      VALUE|     COST UNREALIZED UNREALIZED     VALUE
                                 GAINS     LOSSES           |               GAINS     LOSSES
- ------------------------------------------------------------|-----------------------------------------
 Securities                                                 |
  available for                                             |
  sale                                                      |
U. S. Treasuries     $1,933         $-       ($56)    $1,877|  $16,948         $-        ($4)  $16,944
U.S. Government                                             |
 Agencies           215,852          -     (1,775)   214,077|  222,578        950          -   223,528
Mortgage Backed                                             |
 Securities          55,878          -     (1,007)    54,871|   61,987        212          -    62,199
Corporate Notes      27,016        742          -     27,758|   27,016      1,299          -    28,315
Collateralized                                              |
 Mortgage                                                   |
 Obligations        224,711          -     (1,292)   223,419|  133,611        346          -   133,957
Auctioned                                                   |
 Preferred Stock     40,000          -          -     40,000|   32,200          -          -    32,200
Other                                                       |
 Sescurities          9,953        100          -     10,053|    9,823        175          -     9,998
- ------------------------------------------------------------|-----------------------------------------
Total Securities                                            |
 Available for                                              |
 Sale              $575,343       $842    ($4,130)  $572,055| $504,163     $2,982        ($4) $507,141
============================================================|==========================================

     There were no sales of securities available for sale during the six months ended June 30, 1996 and 1995. There were no sales of securities held to maturity for the six months ended June 30, 1996 and 1995.


Deposits

     The Company's deposits totaled $1,161.0 million as of June 30, 1996, representing a $114.8 million , or 11.0%, increase from total deposits of $1,046.2 million as of December 31, 1995. All deposit categories reflected increases comparing June 30, 1996 to December 31, 1995. The largest deposit growth was in the time certificates of deposit of $100,000 or more, which increased $97.4 million, or 23.9%. The Company believes that the majority of its deposit customers have strong ties to the Bank and there is no large concentration with any major depositors.

     The maturity schedule of time certificates of deposit of $100,000 or more as of June 30, 1996 is as follows:


(IN THOUSANDS)
- ------------------------------------------------------
3 Months or Less                              $259,720
Over 3 Months Through One Year                 245,738
Over One Year through 5 Years                      205
======================================================
Total                                         $505,663

Regulatory Matters

     On April 23, 1996, the Bank was notified by its primary regulator, the Federal Deposit Insurance Corporation ("FDIC"), that the Memorandum of Understanding dated August 17, 1995, had been terminated based upon the results of a safety and soundness examination dated January 8, 1996.

     The Company's Board of Directors received a letter, dated July 19, 1996, from the Federal Reserve Bank of San
Francisco (the "Federal Reserve") that indicates that the existing board resolution which required the Company to inform the Federal Reserve prior to: (a) declaring cash or in-kind dividends; (b) incurring debt; (c) repurchasing stock; or (d) entering into any agreements to acquire any entities or portfolios, is no longer required. The
Company's Board will consider the rescission of the resolution at its August Board Meeting.


Capital Resources

     As of June 30, 1996, stockholders' equity totaled $104.5 million, an increase of $5.0 million, or 5.03%, from $99.5 million, as of December 31, 1995. The increase was due primarily to net income of $9.0 million, less cash dividends declared to stockholders of $1.1 million, less the net change in the securities valuation allowance, net of tax, of $3.6 million for the six months ended June 30, 1996.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:


                                Well-Capitalized    June 30     December 31
                                   Standards           1996            1995
- ---------------------------------------------------------------------------
GBC Bancorp
Tier 1 Leverage Ratio                  5%             7.90%           8.27%
Tier 1 Risk-Based Capital              6              12.39           13.83
Ratio
Total Risk-Based Capital Ratio         10             14.52           15.51

General Bank
Tier 1 Leverage Ratio                  5%             8.55%           9.10%
Tier 1 Risk-Based Capital              6              13.43           15.26
Ratio
Total Risk-Based Capital Ratio         10             14.68           16.51
- ---------------------------------------------------------------------------

Liquidity and Interest Rate Sensitivity

     Liquidity measures the ability of the Company to meet
`fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $726.3 million, or 54.9% of total assets as of June 30, 1996, compared to $614.0 million, or 51.1% of total assets at December 31, 1995.

     To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 20 percent of assets with terms up to 240 months. As of June 30, 1996 the Company has no borrowing outstanding under this financing facility with the FHLB. Management believes its liquidity sources to be stable and adequate.

     As of June 30, 1996, total loans and leases represented
44.5% of total deposits.  This compares to 45.1% at December
31, 1995.

     Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity on an on-going basis through the analysis of the repricing characteristics of its loans, investments, and deposits, and managing the estimated net interest income volatility by adjusting the terms of its interest-earning assets and liabilities, and through the use of derivatives as needed. As of June 30, 1996, there were no outstanding derivative contracts.

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

     As of June 30, 1996 and December 31, 1995, there were outstanding fixed rate mortgages held for sale of $0.5 million and $6.3 million. There were no related derivative instruments outstanding as of June 30, 1996 and December 31, 1996. For the six months ended June 30, 1996 and 1995, the Company had realized net losses of $11,000 and $108,000 related to its hedging activities. There were no unrealized gains/losses related to hedging activities as of June 30, 1996 and 1995.

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

     The following table indicates the Company's interest rate sensitivity position as of June 30, 1996; it may not be reflective of positions in subsequent periods:



                                                          6/30/1996
                                                Interest Sensitivity Period
- -------------------------------------------------------------------------------------------------------
                           0 to 90       91 to 365  Over 1 Year         Over  Non-Interest
(IN THOUSANDS)                Days            Days   to 5 Years      5 Years  Erng/Bearing        Total
- -------------------------------------------------------------------------------------------------------
Earning Assets:
Securities Available
 for Sale                 $134,501         $35,662     $181,313     $220,579            $-     $572,055
Securities Held to
 Maturity                    5,001             993       13,903        4,092                     23,989
Federal Funds Sold         138,000               -            -            -             -      138,000

Loans (1) (2)              335,923          39,077       64,871       23,236             -      463,107
Loans to Depository
 Insititutions              35,000               -            -            -             -       35,000
Non-Earning Assets(2)            -               -            -            -        90,206       90,206
- -------------------------------------------------------------------------------------------------------
Total Assets              $648,425         $75,732     $260,087     $247,907       $90,206   $1,322,357
=======================================================================================================

Source of Funds for
Assets:
Deposits:
  Demand                        $-              $-           $-           $-      $139,320     $139,320
  Interest Bearing Demand  207,387               -            -            -             -      207,387
  Savings                  133,816               -            -            -             -      133,816
  TCD'S Under $100,000     124,737          49,208          861            -             -      174,806
  TCD'S $100,000 and Over  379,349         126,209          105            -             -      505,663
- -------------------------------------------------------------------------------------------------------
Total Deposits             845,289         175,417          966            -       139,320    1,160,992
- -------------------------------------------------------------------------------------------------------
  Securities Sold Under
    Repurchase Agreements  $24,000               -            -            -             -      $24,000
Subordinated Debt                -               -       15,000            -             -       15,000
Other Liabilities                -               -            -            -        17,825       17,825
Stockholders' Equity             -               -            -            -       104,540      104,540
- -------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity    $869,289        $175,417      $15,966           $0      $261,685   $1,322,357
=======================================================================================================

Interest Sensitivity Gap ($220,864)       ($99,685)    $244,121     $247,907     ($171,479)

Cumulative Interest
 Sensivity Gap           ($220,864)      ($320,549)    ($76,428)     $171,479            -

Gap Ratio (% of Total       -16.7%           -7.5%        18.5%        18.7%        -13.0%
 Assets)

Cumulative Gap Ratio        -16.7%          -24.2%        -5.8%        13.0%          0.0%
- -------------------------------------------------------------------------------------------------------

(1) Loans are before unamortized deferred loan fees and allowance for loan losses.
(2) Nonaccrual loans are included in non-earning assets.



                 PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The Bank is a defendant in various lawsuits arising from the normal course of business. No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended June 30, 1996. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.


Item 2.  CHANGES IN SECURITIES

     There have been no changes in the securities of the Registrant during the quarter ended June 30, 1996.


Item 3.  DEFAULT UPON SENIOR SECURITIES

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on April 20,
1996, the following proposal was submitted and approved by a vote of shareholders:

     A proposal to elect seventeen directors to the Board of Directors of the Registrant to hold office until the next Annual Meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:


                                    For             Withheld
- ------------------------------------------------------------
Eric W. Chang                 4,415,914                7,451
Helen Y. Chen                 4,415,914                7,451
Thomas C. J. Chiu             4,415,914                7,451
Stephen Huang                 4,415,914                7,451
Chuang-I Lin                  4,415,914                7,451
Ko-Yen Lin                    4,415,914                7,451
Ting Yung Liu                 4,415,914                7,451
Alan Thian                    4,415,914                7,451
John Wang                     4,415,914                7,451
Kenneth Wang                  4,391,772               31,593
Chien-Te Wu                   4,415,914                7,451
Julian Wu                     4,415,914                7,451
Li-Pei Wu                     4,415,914                7,451
Peter Wu                      4,415,914                7,451
Ping C. Wu                    4,415,914                7,451
Walter Wu                     4,415,914                7,451
Chin-Liang Yen                4,415,914                7,451
- ------------------------------------------------------------



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