Form 10-Q
period 1996-09-30
GBC BANCORP
filed 1996-11-13
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549



              Quarterly Report Under Section 13 or 15(d)
                 of The Securities Exchange Act of 1934


For Quarter Ended September 30, 1996 Commission file number 0-16213
                  ------------------                        -------


                           GBC BANCORP
--------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


           California                    95-3586596
---------------------------------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


800 West 6th Street, Los Angeles,     California          90017
----------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)


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
Yes      X      No
      -------      -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value, 6,744,685 shares issued and
                                 ---------

outstanding as of September 30, 1996.
                  ------------------




TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION..........................

Item 1. Financial StatementS...........................

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..



PART II OTHER INFORMATION..............................

Item 1. Legal Proceedings..............................

Item 2. Changes In Securities..........................

Item 3. Default Upon Senior Securities.................

Item 4. Submission Of Matters To A Vote Of Securities
        Holders .......................................

Item 5. Other Information..............................

Item 6. Exhibits And Reports On Form 8-K...............



PART III  SIGNATURES.....................................






               PART I - FINANCIAL INFORMATION







                      GBC Bancorp and Subsidiaries
               Consolidated Statements of Financial Condition




                                                                September 30,    December 31,
(In Thousands)                                                      1996             1995
---------------------------------------------------------------------------------------------
ASSETS                                                          (Unaudited)
Cash and Due From Banks                                             $30,058          $38,837
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                                95,000          125,000
Securities Available for Sale at Fair Value                         562,065          507,141
Securities Held to Maturity (Fair Value of $15,715 and
 $34,370 at September 30, 1996 and December 31, 1995,
 Respectively)                                                       15,490           33,553
Loans and Leases                                                    565,745          471,944
Less:  Allowance for Credit Losses                                 (16,862)         (16,674)
       Deferred Loan Fees                                           (3,386)          (3,379)
                                                                 ----------------------------
Loans and Leases, Net                                               545,497          451,891
Bank Premises and Equipment, Net                                      5,940            6,101
Other Real Estate Owned, Net                                         13,961            7,686
Due From Customers on Acceptances                                     4,165            4,703
Real Estate Held for Investment                                      10,018           12,142
Accrued Interest Receivable and Other Assets                         18,435           17,452
                                                                 ----------------------------
  Total Assets                                                   $1,300,629       $1,204,506
                                                                 ============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                            $138,850         $137,048
 Interest Bearing Demand                                            198,291          200,614
 Savings                                                            125,853          129,202
 Time Certificates of Deposit of $100,000 or More                   508,404          408,289
 Other Time Deposits                                                163,765          171,047
                                                                  ---------------------------
Total Deposits                                                    1,135,163        1,046,200

Federal Funds Purchased and Securities Sold Under
 Repurchase Agreements                                              $24,000          $24,000
Subordinated Debt                                                    15,000           15,000
Acceptances Outstanding                                               4,165            4,703
Accrued Expenses and Other Liabilities                               11,920           15,126
                                                                  ---------------------------
  Total Liabilities                                               1,190,248        1,105,029

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   20,000,000 Shares Authorized; 6,744,685 and
   6,679,661 Shares Outstanding at September 30,
   1996 and December 31, 1995, Respectively                          46,846           45,658
 Securities Valuation Allowance, Net of Tax                           (765)            1,723
 Retained Earnings                                                   64,307           52,103
 Foreign Currency Translation Adjustments                               (7)              (7)
                                                                 ----------------------------
  Total Stockholders' Equity                                        110,381           99,477
                                                                 ----------------------------
  Total Liabilities and Stockholders' Equity                     $1,300,629       $1,204,506
                                                                 ============================


See Accompanying Notes to Consolidated Financial Statements






                          GBC Bancorp and Subsidiaries
                       Consolidated Statements of Income
                                   (Unaudited)


                                          Three Months Ended   Nine Months Ended
                                             September 30,        September 30,
(In Thousands, Except Per Share Data)         1996      1995      1996      1995
--------------------------------------------------------------------------------
INTEREST INCOME
  Loans and Leases, Including Fees         $13,245   $11,989   $38,513   $37,039
  Securities Available for Sale              8,834     5,336    26,159    15,992
  Securities Held to Maturity                  354     1,774     1,579     4,841
  Federal Funds Sold and Securities
   Purchased under Agreements to Resell      1,756     1,770     5,717     4,547
  Other                                          -         -         -         5
                                           -------------------------------------
    Total Interest Income                   24,189    20,869    71,968    62,424

INTEREST EXPENSE
  Interest Bearing Demand                    1,094       986     3,349     3,128
  Savings                                      882     1,001     2,763     3,541
  Time Deposits of $100,000 or More          6,227     4,633    18,164    12,602
  Other Time Deposits                        1,958     2,010     6,276     5,706
  Federal Funds Purchased and
   Securities Sold under Repurchase
   Agreements                                  333         -     1,002         -
  Borrowings from the Federal Home Loan
   Bank                                          -       360         -     1,064
  Subordinated Debt                            399       399     1,197     1,197
                                            ------------------------------------
    Total Interest Expense                  10,893     9,389    32,751    27,238

    Net Interest Income                     13,296    11,480    39,217    35,186
  Provision for Credit Losses                1,000     5,550     3,500    15,650
                                            ------------------------------------
    Net Interest Income after Provision
     for Credit Losses                      12,296     5,930    35,717    19,536

NON-INTEREST INCOME
  Service Charges and Commissions            1,351     1,358     4,156     4,131
  Gain/(Loss) on Sale of Loans, Net             20        72       121        54
  Gain on Sale of Fixed Assets                   5         -        13         9
  Gain on Sale of Real Estate Investment         -         -       101         -
  Other                                        180       130       399       477
                                             -----------------------------------
    Total Non-Interest Income                1,556     1,560     4,790     4,671

NON-INTEREST EXPENSE
  Salaries and Employee Benefits             3,376     2,574    10,202     7,733
  Occupancy Expense                            704       698     2,066     2,062
  Furniture and Equipment Expense              459       422     1,250     1,213
  Net Other Real Estate Owned
   (Income)/Expense                          (310)       735       596     2,272
  Other                                      2,059     1,962     5,505     5,984
                                            ------------------------------------
    Total Non-Interest Expense               6,288     6,391    19,619    19,264

Income before Income Taxes                   7,564     1,099    20,888     4,943
Provision for Income Taxes                   2,584       218     6,937       989
                                            ------------------------------------
    Net Income                              $4,980      $881   $13,951    $3,954
                                            ====================================
    Earnings Per Share                       $0.70     $0.13     $1.96     $0.59
                                            ====================================

See Accompanying Notes to Consolidated Financial Statements





                         GBC Bancorp and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                  For the Nine Months Ended
                                                          September 30,
(In Thousands)                                          1996         1995
----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                            $13,951       $3,954

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:

Depreciation                                              839          783
Net Amortization/(Accretion) of
Premiums/Discounts
 on Securities                                        (1,093)      (2,579)
Writedowns on Real Estate Held for Investment           1,092          718
Provision for Credit Losses                             3,500       15,650
Provision for Losses on Other Real Estate Owned           554        1,218
Amortization of Deferred Loan Fees                    (2,289)      (1,882)
Gain on Sale of Loans                                   (121)         (54)
Gain on Sale of Real Estate Investment                  (101)            -
(Gain)/Loss on Sale of Other Real Estate Owned          (491)          208
Gain on Sale of Fixed Assets                             (13)          (9)
Loans Originated for Sale                            (26,617)     (41,276)
Proceeds from Sale of Loans Originated for Sale        26,718       32,374
Net Increase in Interest Receivable and
 Other Assets                                           (422)        (657)
Net Decrease in Accrued Expenses and other
 Liabilities                                          (1,951)      (1,556)
Other, Net                                                  0         (16)
                                                     -------------------------
  Net Cash Provided by Operating Activities            13,556        6,876


INVESTING ACTIVITIES:

Purchases of Securities Available for Sale          (585,635)    (380,275)
Proceeds from Maturities of Securities Available
 for Sale                                             527,475      381,329
Proceeds from Maturities of Securities Held to
 Maturity                                              18,088       46,452
Purchases of Securities Held to Maturity                    -     (54,158)
Net Increase in Loans and Leases                    (104,301)      (2,366)
Capitalized Cost of Other Real Estate Owned             (702)            -
Proceeds from Sale of Other Real Estate Owned           3,868        6,507
Purchases of Bank Premises and Equipment                (689)        (553)
Proceeds from Sale of Bank Premises and Equipment          23           18
Proceeds from Sale of Real Estate Investment            1,134        4,235
Purchases/Additions to Real Estate Held for
 Investment                                                 -        (355)
                                                   ---------------------------
  Net Cash (Used)/Provided by Investing
   Activities                                       (140,739)          834

See Accompanying Notes to Consolidated Financial Statements





                         GBC BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Nine Months Ended
                                                           September 30,
(In Thousands)                                           1996         1995
-----------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net Increase/(Decrease) in Demand Deposits              $1,802    ($13,531)
Net Decrease in Interest-Bearing Demand Accounts       (2,323)      (1,605)
Net Decrease in Savings Deposits                       (3,349)     (19,863)
Net Increase in Certificates of Deposits                92,833       97,445
Cash Dividend Paid                                     (1,747)      (1,599)
Proceeds from Exercise of Stock Options                  1,188           95
                                                  ----------------------------
  Net Cash Provided/(Used) by Financing
   Activities                                           88,404       60,942
                                                  ----------------------------
  Net Change in Cash and Cash Equivalents             (38,779)       68,652

Cash and Cash Equivalents at Beginning of Period       163,837      112,359
                                                   ---------------------------
Cash and Cash Equivalents at End of Period            $125,058     $181,011
                                                   ===========================
Supplemental Disclosures of Cash Flow
 Information:

Cash Paid during This Period for:
  Interest Paid (Net of Capitalized Interest)          $33,373      $27,594
  Income Taxes (Net of Tax Refunds)                      7,647          450
                                                    ===========================
Noncash Investing Activities:
  Loans Transferred to Other Real Estate Owned         $12,209       $8,892
  Loans to Facilitate the Sale of Other Real
   Estate Owned                                          2,705          350
                                                    ===========================

See Accompanying Notes to Consolidated Financial Statements





                          GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of September 30, 1996 and December 31, 1995, and the three and nine months ended September 30, 1996 and 1995, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.


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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     For the nine months ended September 30, 1996, net income totaled $13,951,000, an increase of $9,997,000, or 253% from the $3,954,000 earned during the corresponding period of 1995. Earnings per share for the nine months ended September 30, 1996 were $1.96 per share compared to $0.59 per share for the same period of 1995.

     The increase in net income was primarily due to a lower provision for credit losses with an increase in net interest income also contributing.

     The decline of the provision for credit losses in 1996 was caused by the reduction of non-accrual loans, and a decrease in charge-offs. Non-accrual loans decreased to $24.1 million at September 30, 1996, as compared to $43.7 million at December 31, 1995, a decline of $19.6 million, or 44.9%. Net charge-offs of $3.3 million were recorded during the nine months ended September 30, 1996 as compared to $19.9 million during the corresponding period of 1995. The allowance for credit losses was $16.9 million as of September 30, 1996, compared to $16.7 million as of December 31, 1995, representing 3.09% and 3.69% of net loans, respectively.

     Net income for the third quarter of 1996 was $4,980,000, or $0.70 per share compared to $881,000, or
$0.13 per share, for the corresponding period of 1995. The quarter represented the third consecutive record quarterly earnings in the Company's history. As was the case for the nine months ended September 30, 1996, the increase in the net income for the third quarter was primarily the result of a reduced provision for credit losses and an increase in net interest income.

     For the nine months ended September 30, 1996 and 1995, the return on average assets ("ROA") was 1.43% and 0.49%, respectively. For the nine months ended September 30, 1996 and 1995, the return on average stockholders' equity ("ROE") was 17.94% and 5.68%, respectively. The improvement of these ratios is as explained above.

     For the quarter ended September 30, 1996 and 1995, ROA was 1.51% and 0.32%, respectively, and ROE was 18.6% and 3.6%, respectively. The improvement of these ratios is the same as for the nine month comparison.


RESULTS OF OPERATIONS


Net Interest Income

     For the nine months ended September 30, 1996, net interest income before the provision for credit losses was $39,217,000, an increase of $4,031,000, or 11.5%, compared to the corresponding period of 1995. The increase is explained in the following paragraphs.

     Total interest income for the nine months ended September 30, 1996 was $71,968,000 compared to $62,424,000 for the corresponding period of a year ago. The $9,544,000, or 15.3%, increase is primarily the result of a $219.6 million, or 21.7%, increase of average earning assets. The effect of the increase in average earning assets was partially offset by a reduced yield. For the nine months ended September 30, 1996, the yield on average earning assets was 7.80% compared to 8.24% for the nine months of the corresponding period of last year.

     The reduced yield was primarily due to two factors.
The average national prime rate of interest for the nine months ended September 30, 1996 was 8.28% compared to 8.86% for the nine months ended September 30, 1995. In addition, there was a shift in the composition of earning assets. For the nine months ended September 30, 1996, average loans and leases, the highest yielding assets, net of average non-accrual loans, comprised 39% of total average earning assets, net of non-accrual loans. For the nine months ended September 30, 1995, average loans and leases, net of average non-accrual loans, comprised 46% of total average earning assets, net of non-accrual loans. The impact of the change in asset composition was partially offset by a decline of average non-accrual loans. For the nine months ended September 30, 1996, average non-accrual loans were $30.2 million, down $19.2 million, or 38.9%, from $49.4 million for the nine months ended September 30, 1995. The shift in the asset composition is the result of the growth in average deposits which was invested primarily in lower yielding federal funds sold and securities purchased under agreements to resell and securities available for sale.

     Total interest expense for the nine months ended September 30, 1996 was $32,751,000 compared to $27,238,000 for the corresponding period of a year ago. The increase of $5,513,000, or 20.2%, was due to an increase of average deposits. For the nine months ended September 30, 1996 and 1995, average interest bearing deposits were $1,010.3 million and $803.0 million, respectively, an increase of $207.3 million, or 25.8%. The effect of the interest bearing deposit increase was partially offset by a reduction on the rates paid on interest bearing deposits. For the nine months ended September 30, 1996 and 1995, the rates paid were 4.04% and 4.16%, respectively. While interest rates were generally lower during the nine months ended September 30, 1996, compared to the corresponding period of a year ago, this was partially offset by the deposit growth occurring in the higher-costing time certificates of deposit. For the nine months ending September 30, 1996, average interest bearing deposits grew $207.3 million compared to the corresponding period of a year ago. $165.8 million of this increase was in the category of time certificates of deposit of $100,000 or more, the most costly deposit product. For the nine months ended September 30, 1996 and 1995, average time certificates of deposit amounted to $483.1 million and $317.3 million respectively, representing 48% and 40% of average interest bearing deposits, respectively.

     The net interest spread is defined as the yield on earning assets less the rates paid on interest bearing liabilities. For the nine months ending September 30, 1996 and 1995, the net interest spread was 3.63% and 3.95%, respectively. The decline of the spread is due to the reasons as described above.

     The net interest margin is defined as the difference between interest income and interest expense divided by average earning assets and annualized. For the nine months ended September 30, 1996 and 1995, the net interest margin was 4.25% and 4.64%, respectively. The decrease in the margin is the result of the growth of earning assets and the reduced net interest spread discussed above.

     For the quarter ended September 30, 1996 and 1995, net interest income before the provision for credit losses was $13,296,000 and $11,480,000, respectively, representing an increase of $1,816,000, or 15.8%.

     Total interest income for the quarter ended September 30, 1996 was $24,189,000, representing a $3,320,000, or
15.9%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $204.7 million, or 19.8%, of average earning assets, partially offset by a reduced yield on earning assets. For the quarter ended September 30, 1996 and 1995, the yield on earning assets was 7.77% and 8.00%, respectively. The decline was for the reasons described above.

     Total interest expense for the quarter ended September
30, 1996 was $10,893,000, representing a $1,504,000, or
16.0%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $186.3 million of average interest bearing liabilities, partially offset by a reduced rate paid on interest bearing liabilities. For the quarter ended September 30, 1996 and 1995, the rate paid on interest-bearing liabilities was 4.12% and 4.31%, respectively. The decline was for the reasons described above.


Provision for Credit Losses

     For the nine months ended September 30, 1996, the provision for credit losses was $3,500,000, compared to $15,650,000 for the same period of 1995, a decrease of $12,150,000, or 77.6%.

     The decline of the provision for credit losses was primarily due to the reduction of non-accrual loans and a decrease in charge-offs. As of September 30, 1996, non-accrual loans totaled $24.1 million compared with $43.7 million and $52.1 million as of December 31, 1995 and September 30, 1995, respectively. Despite the addition of loans totaling $23.6 million to non-accrual status, the combination of loans returned to accrual status, repayments and transfers to OREO caused the reduction of non-accrual loans. Please refer to the discussion "Non-Performing
Assets," following.

     Net charge-offs of $3.3 million were recorded during the nine months ended September 30, 1996, as compared to $19.9 million for the corresponding period of 1995.

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


Non-Interest Income

     For the nine months ended September 30, 1996, non-interest income totaled $4,790,000 representing a $119,000 or 2.5% increase compared to $4,671,000 for the nine months ended September 30, 1995. The net increase was primarily due to increases in the net gain on sale of loans and the recording of a gain on the sale of a real estate investment, partially offset by a reduction of other income. The reduction of $78,000 of other income is primarily due to reduced escrow fees from the Bank's escrow subsidiary.

     Non-interest income for the quarter ended September 30, 1996, totaled $1,556,000, representing a $4,000, or 0.3%, decline compared to $1,560,000 for the quarter ended
September 30, 1995. There were no major changes in any of the non-interest income categories.


Non-Interest Expense

     For the nine months ended September 30, 1996, non-interest expense was $19,619,000, representing a $355,000, or 1.8%, increase over $19,264,000 reported for the corresponding period of a year ago. The increase was due to a $2,469,000, or 31.9%, growth of salaries and employee benefits, caused primarily by higher incentive compensation which is a function of the higher level of pre-tax income. This was partially offset by reductions of $1,676,000 (73.8%) and $479,000 (8.0%) in net other real estate owned (income) expense and other expense, respectively. The reduced net other real estate owned (income) expense was due to both a reduced amount of OREO expense primarily as a result of a reduction of $664,000 in the provision for losses and the inclusion of a net gain from the sale of properties amounting to ($491,000) compared to the inclusion of a net loss of $208,000 for the nine months ended September 30, 1995. The decline of other expense was primarily attributable to reduced FDIC deposit insurance expense down $1,300,000 as a result of the upgrading of the Bank's rating for deposit insurance purposes. This was partially offset by an increase of legal fee expenses. The increase of legal expense was due to problem credits.

     For the three months ended September 30, 1996, non-interest expense was $6,288,000, representing a $103,000, or 1.6%, decrease over $6,391,000 reported for the corresponding period of a year ago. An increase of $802,000 of salaries and employee benefits for reasons as explained above was more than offset by a $1,045,000 reduction of net other real estate owned (income) expense. This reduction was also explained above.


Provision for Income Taxes

     For the nine months ended September 30, 1996, the provision for income taxes was $6,937,000, representing 33.2% of pre-tax income. The provision for the nine months ended September 30, 1995, was $989,000, representing 20.0% of pre-tax income. The difference in the effective tax rate is due to the federal income tax credits related to the low-income housing investments. As the tax credit has remained relatively fixed during the nine month periods ended September 30, 1996 and 1995, and income before income taxes has increased to $20,888,000 from $4,943,000, the effective tax rate increased.

     For the quarter ended September 30, 1996 and 1995, the provision for income taxes was $2,584,000 and $218,000, respectively, representing effective tax rates of 34.2% and 19.8%. The increase in the effective tax rate is as explained above.


FINANCIAL CONDITION

     Total assets as of September 30, 1996, were $1,300.6 million, an increase of $96.1 million from total assets of $1,204.5 million as of December 31, 1995. The increase was due to the growth of deposits that was invested primarily in securities available for sale. As of September 30, 1996 and December 31, 1995, total deposits were $1,135.2 million and $1,046.2 million, respectively.


Loans

     As of September 30, 1996, total loans and leases totaled $565.7 million, representing a $93.8 million, or 19.9%, increase from total loans and leases of $471.9 million as of December 31, 1995. With the exception of installment loans which represents the smallest component of the Bank's loan portfolio, all categories reflected growth compared to levels as of December 31, 1995. Such loan growth is in line with management's intentions for increasing the loan to deposit ratio of the Company. Please refer to the discussion "Liquidity and Interest Rate Sensitivity", following.

     The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:



                           September 30, 1996       December 31, 1995
(IN THOUSANDS)             Amount  Percentage      Amount  Percentage
---------------------------------------------------------------------
Commercial               $166,034      29.35%    $151,709      32.15%
Real Estate -
 Construction              68,804      12.16%      53,423      11.32%
Real Estate -
 Conventional             261,085      46.15%     239,016      50.64%
Installment                   120       0.02%         231       0.05%
Other Loans                28,874       5.10%      22,310       4.73%
Leveraged Leases              828       0.15%         255       0.05%
Term Fed Funds Sold        40,000       7.07%       5,000       1.06%
---------------------------------------------------------------------
Total                    $565,745     100.00%    $471,944     100.00%
=====================================================================




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

     The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:



(IN THOUSANDS)             September 30, 1996    December 31, 1995
------------------------------------------------------------------
Loans 90 Days or More Past
 Due and Still Accruing                $7,448                   $9
Non-accrual Loans                      24,098               43,712
Total Past Due Loans                   31,546               43,721
Restructured Loans                     23,202               10,151
Total Non-performing Loans             54,748               53,872
Other Real Estate Owned, Net           13,961                7,686
------------------------------------------------------------------
Total Non-performing Assets           $68,709              $61,558
==================================================================



     Total non-performing assets increased from $61.6 million as of December 31, 1995 to $68.7 million, as of September 30, 1996. The net increase of $7.2 million was due to a $7.4 million increase in loans 90 days or more past due and still accruing. Non-accrual loans declined $19.6 million from December 31, 1995 to September 30, 1996, which was offset by an increase of restructured loans by $13.0 million and an increase of Other Real Estate Owned, net, by $6.3 million.

     The category of loans 90 days or more past due and still accruing totaling $7.4 million, up from $9,000 at year-end 1995, was comprised of three credits. One of the three credits representing $5.1 million is well collateralized with no loss of principal and accrued interest anticipated. The second credit representing $2.2 million is expected to be refinanced by another financial institution at full value.

     Non-accrual loans increased by $5.1 million from June
30, 1996 to September 30, 1996 due primarily to one project.
Due to the value of the collateral of this project, management does not anticipate a loss.

     The following table analyzes the decline in non-accrual loans during the nine months ended September 30, 1996:



NON-ACCRUAL LOANS (IN THOUSANDS)
------------------------------------------------------
Balance, December 31, 1995                     $43,712
Add: Loans placed on non-accrual                23,572
Less: Charge-offs                              (3,382)
         Returned to accrual status           (16,043)
         Repayments                           (10,347)
         Transfer to OREO                     (13,414)
Balance, September 30, 1996                    $24,098
------------------------------------------------------


     Real estate-construction and real estate-conventional loans as a group comprise 88.5% of the total non-accrual loans, as of September 30, 1996. Management believes the collateral underlying these loans provides substantial protection against the loss of principal.

     The following table breaks out the Company's non-accrual loans by category as of September 30, 1996 and December 31, 1995:


(IN THOUSANDS)            September 30, 1996  December 31, 1995
---------------------------------------------------------------
Commercial                            $2,761             $3,802
Real Estate-Construction               7,139              3,630
Real Estate-Conventional              14,198             36,241
Other Loans                                -                 39
---------------------------------------------------------------
Total                                $24,098            $43,712
===============================================================


     Restructured loans consist of sixteen real estate credits with a balance of $23.2 million as of September 30, 1996. This compares to nine real estate credits with a balance of $10.2 million as of December 31, 1995. The increase of the balance of restructured loans was primarily due to the return to accrual status of six restructured loans totaling $11.2 million during the nine months ended September 30, 1996. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Restructured loans which are non-accrual are not included in the balance of restructured loans, but are reported as part of the total non-accrual loans. The weighted average yield of the restructured loans (on accrual status) as of September 30, 1996, was 10.19% and all were performing pursuant to the terms and conditions of the restructuring.

     The following table breaks out the restructured loans by accrual status as of the dates indicated:

(IN THOUSANDS)          September 30, 1996   December 31, 1995
--------------------------------------------------------------
RESTRUCTURED LOANS:
On Accrual Status                  $23,202             $10,151
On Non-accrual Status                3,853              16,727
--------------------------------------------------------------
Total                              $27,055             $26,878
==============================================================


     There are no commitments to lend additional funds on any of the restructured loans including those both on an accrual status and on non-accrual status.

     Other real estate owned ("OREO"), net of valuation allowance of $1.0 million, totaled $14.0 million, representing an increase of $6.3 million, or 81.6%, from the balance of $7.7 million, net of valuation allowance of $0.6 million, as of December 31, 1995. As of September 30, 1996 and December 31, 1995, OREO consisted of 22 properties and 14 properties, respectively. With the exception of 7 properties, all currently outstanding properties were transferred to OREO status in 1996.


The following table sets forth OREO by property type for the dates as indicated:

(IN THOUSANDS)             September 30, 1996  December 31, 1995
----------------------------------------------------------------
PROPERTY TYPE
Single-Family Residential                $536                $11
Condominium                             2,584                509
Multi-Family Residential                    -                978
Warehouse                                  77                188
Land for Residential                    1,319              1,054
Land for Commercial                       735                  -
Retail Facilities                       5,775              5,289
Office                                    377                268
Hotel                                   3,600                  -
Less: Valuation Allowance             (1,042)              (611)
----------------------------------------------------------------
Total                                 $13,961             $7,686
================================================================


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


Allowance for Credit Losses

     As of September 30, 1996, the balance of the allowance for credit losses was $16.9 million, representing 2.99% of outstanding loans and leases. This compares to an allowance for credit losses of $16.7 million as of December 31, 1995, representing 3.54% of outstanding loans and leases.

     SFAS 114, Accounting by Creditors for Impairment of a
Loan, as amended by SFAS 118, was adopted on January 1, 1995. The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the dates indicated:


                                                  As of and for the nine
Impaired Loans                                    months ended Sept. 30,
-------------------------------------------------------------------------
(IN THOUSANDS)                                       1996         1995
Recorded Investment with Related Allowance        $31,660      $47,948
Recorded Investment with no Related
 Allowance                                          2,222        2,966
Total Recorded Investment                          33,882       50,914
Allowance for Impaired Loans                        3,679        7,655
Average Balance of Impaired Loans before
 Allowance                                        $38,067      $42,812
-------------------------------------------------------------------------


     For the nine months ended September 30, 1996, interest income recognized for impaired loans was $1,696,000. No interest income was recognized on a cash basis.

     The table below summarizes the activity in the total allowance for credit losses (which amount includes the allowance on impaired loans), for the nine month periods ended as indicated:


(IN THOUSANDS)                September 30, 1996   September 30, 1995
---------------------------------------------------------------------
Balance, Beginning of Period             $16,674              $23,025
Provision for Credit Losses                3,500               15,650
Charge-offs                              (5,077)             (20,214)
Recoveries                                 1,765                  309
Net Charge-offs                          (3,312)             (19,905)
Balance, End of Period                   $16,862              $18,770
---------------------------------------------------------------------

     As of September 30, 1996, the allowance represents 30.8% of non-performing loans. As of December 31, 1995, the allowance represented 31.0% of non-performing loans. As of September 30, 1996, the allowance represents 70.0% of non-accrual loans. As of December 31, 1995, the allowance represented 38.1% of non-accrual loans.

     Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of September 30, 1996.


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

     As of September 30, 1996, the Company recorded gross unrealized losses of $1,326,000 on its available-for-sale portfolio and the inclusion as a separate deduction of stockholders' equity of $765,000 representing the unrealized holding loss, net of tax.

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at September
30, 1996 and December 31, 1995 were as follows:



                                       September 30, 1996                         December 31, 1995
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)       AMORTIZED      GROSS      GROSS FAIR VALUE  AMORTIZED      GROSS      GROSS     FAIR
                          COST UNREALIZED UNREALIZED                  COST UNREALIZED UNREALIZED    VALUE
                                    GAINS     LOSSES                            GAINS     LOSSES
----------------------------------------------------------------------------------------------------------
Securities Held to
 Maturity
State and Municipal
 Securities             $2,430        $41          -     $2,471     $6,460       $154          -   $6,614
Collateralized
 Mortgage
 Obligations                61          6          -         67         82          8          -       90
Asset Backed
 Securities             12,999        178          -     13,177     27,011        655          -   27,666
Total Securities
 Held to Maturity      $15,490       $225          -    $15,715    $33,553       $817          -  $34,370
----------------------------------------------------------------------------------------------------------



                                        September 30, 1996                     December 31, 1995
-----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)       AMORTIZED      GROSS      GROSS FAIR VALUE  AMORTIZED      GROSS      GROSS     FAIR
                          COST UNREALIZED UNREALIZED                  COST UNREALIZED UNREALIZED    VALUE
                                    GAINS     LOSSES                            GAINS     LOSSES
-----------------------------------------------------------------------------------------------------------
Securities
 available for sale
U. S. Treasuries        $1,926         $-      ($42)     $1,884    $16,948        $-       ($4)  $16,944
U.S. Government
 Agencies              180,803          -      (855)    179,948    222,578       950          -  223,528
Mortgage Backed
 Securities             53,282          -      (774)     52,508     61,987       212          -   62,199
Corporate Notes         27,016        619          -     27,635     27,016     1,299          -   28,315
Collateralized
 Mortgage
 Obligations           214,334          -      (553)    213,781    133,611       346          -  133,957
Asset Backed
 Securities             37,453        204          -     37,657          -         -          -        -
Convertible Bond           250          -          -        250          -         -          -        -
Auctioned Preferred
 Stock                  38,300          -          -     38,300     32,200         -          -   32,200
Other Sescurities       10,027         75          -     10,102      9,823       175          -    9,998
Total Securities
 Available for Sale   $563,391       $898   ($2,224)   $562,065   $504,163    $2,982       ($4) $507,141
-----------------------------------------------------------------------------------------------------------


     There were no sales of securities available for sale during the nine months ended September 30, 1996 and 1995.
There were no sales of securities held to maturity for the nine months ended September 30, 1996 and 1995.




Deposits

     The Company's deposits totaled $1,135.2 million as of September 30, 1996, representing a $89.0 million , or 8.5%, increase from total deposits of $1,046.2 million as of December 31, 1995. The growth is almost entirely represented by the increase in time certificates of deposit of $100,000 or more, which increased $100.0 million, or 24.5%. The Company believes that the majority of its deposit customers have strong ties to the Bank and there is no large concentration with any major depositors.

     The maturity schedule of time certificates of deposit of $100,000 or more as of September 30, 1996 is as follows:



(IN THOUSANDS)
----------------------------------------------------
3 Months or Less                            $366,094
Over 3 Months Through One Year               140,991
Over One Year through 5 Years                  1,319
----------------------------------------------------
Total                                       $508,404
====================================================


Regulatory Matters

     On April 23, 1996, the Bank was notified by its primary regulator, the Federal Deposit Insurance Corporation ("FDIC"), that the Memorandum of Understanding dated August 17, 1995, had been terminated based upon the results of a safety and soundness examination dated January 8, 1996.

     The Company's Board of Directors received a letter, dated July 19, 1996, from the Federal Reserve Bank of San Francisco (the "Federal Reserve") that indicates that the existing board resolution which required the Company to inform the Federal Reserve prior to: (a) declaring cash or in-kind dividends; (b) incurring debt; (c) repurchasing stock; or (d) entering into any agreements to acquire any entities or portfolios, is no longer required. The Company's Board rescinded the resolution at its August Board Meeting.


Capital Resources

     As of September 30, 1996, stockholders' equity totaled $110.4 million, an increase of $10.9 million, or 10.96%, from $99.5 million, as of December 31, 1995. The increase was due primarily to net income of $14.0 million, less cash dividends declared to stockholders of $1.8 million, less the net change in the securities valuation allowance, net of tax, of $2.5 million for the nine months ended September 30, 1996. In addition, common stock increased by $1.2 million primarily due to the exercise of the Company's stock options.

     The Company declared a dividend of $0.10 per share effective for the dividend paid on October 15, 1996, which was a 25% increase from the former dividend rate of $0.08 per share.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:

                            Well-Capitalized  September 30 December 31
                                   Standards          1996        1995
-----------------------------------------------------------------------
GBC Bancorp
Tier 1 Leverage Ratio                      5%         8.23%       8.27%
Tier 1 Risk-Based Capital Ratio            6         12.30       13.83
Total Risk-Based Capital Ratio            10         14.06       15.51
-----------------------------------------------------------------------
General Bank
Tier 1 Leverage Ratio                      5%         8.67%       9.10%
Tier 1 Risk-Based Capital Ratio            6         12.99       15.26
Total Risk-Based Capital Ratio            10         14.24       16.51
-----------------------------------------------------------------------

Liquidity and Interest Rate Sensitivity

     Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $671.7 million, or 51.6% of total assets as of September 30, 1996, compared to $614.0 million, or 51.1% of total assets at December 31, 1995.

     To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 20 percent of assets with terms up to 240 months. As of September 30, 1996, the Company has no borrowing outstanding under this financing facility with the FHLB. Management believes its liquidity sources to be stable and adequate.

     As of September 30, 1996, total loans and leases represented 49.8% of total deposits. This compares to 45.1% at December 31, 1995.

     Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity on an on-going basis through the analysis of the repricing characteristics of its loans, investments, and deposits, and managing the estimated net interest income volatility by adjusting the terms of its interest-earning assets and liabilities, and through the use of derivatives as needed. As of September 30, 1996, there were no outstanding derivative contracts.

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

     As of September 30, 1996 and December 31, 1995, there were outstanding fixed rate mortgages held for sale of $1.3 million and $6.3 million. There were no related derivative instruments outstanding as of September 30, 1996 and December 31, 1995. For the nine months ended September 30, 1996 and 1995, the Company had realized net losses of $7,000 and $108,000 related to its hedging activities. There were no unrealized gains/losses related to hedging activities as of September 30, 1996 and 1995.

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

     The following table indicates the Company's interest rate sensitivity position as of September 30, 1996; it may not be reflective of positions in subsequent periods:




                                                     SEPTEMBER 30, 1996
                                               INTEREST SENSITIVITY PERIOD
--------------------------------------------------------------------------------------------------------
                                    0 to 90      91 to     Over 1         Over        Non-
                                                   365       Year                 Interest
(In Thousands)                         Days       Days       to 5      5 Years       Erng/         Total
                                                            Years                   Bering
--------------------------------------------------------------------------------------------------------
Earning Assets:

Securities Available for Sale      $109,023    $22,989   $186,321     $243,732          $-      $562,065
Securities Held to Maturity           3,220      7,254        937        4,079           -        15,490
Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell                95,000          -          -            -           -        95,000


Loans (1) (2)                       337,632     46,699     77,392       39,924           -       501,647
Loans to Depository
 Insititutions                       40,000          -          -            -           -        40,000
Non-Earning Assets (2)                    -          -          -            -      86,427        86,427
                                   ---------------------------------------------------------------------
Total Assets                       $584,875    $76,942   $264,650     $287,735     $86,427    $1,300,629
                                   =====================================================================
Source of Funds for Assets:

Deposits:
  Demand                                 $-         $-         $-           $-    $138,850      $138,850
  Interest Bearing Demand           198,291          -          -            -           -       198,291
  Savings                           125,853          -          -            -           -       125,853
  TCD'S Under $100,000              119,988     42,819        958            -           -       163,765
  TCD'S $100,000 and Over           366,094    140,991      1,319            -           -       508,404
                                    --------------------------------------------------------------------
Total Deposits                      810,226    183,810      2,277            -     138,850     1,135,163
                                    ====================================================================
Securities Sold Under
    Repurchase Agreements           $24,000          -          -            -           -       $24,000
Subordinated Debt                         -      3,750     11,250            -           -        15,000
Other Liabilities                         -          -          -            -      16,085        16,085
Stockholders' Equity                      -          -          -            -     110,381       110,381
                                    --------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity             $834,226   $187,560    $13,527           $0    $265,316    $1,300,629
                                 =======================================================================
Interest Sensitivity Gap         ($249,351) ($110,618)   $251,123     $287,735  ($178,889)


Cumulative Interest Sensitivity
  Gap
                                 ($249,351) ($359,969) ($108,846)     $178,889           -

Gap Ratio (% of Total Assets)        -19.2%      -8.5%      19.3%        22.1%      -13.8%

Cumulative Gap Ratio                 -19.2%     -27.7%      -8.4%        13.8%        0.0%


(1) Loans are before unamortized deferred loan fees and allowance for loan losses.
(2) Nonaccrual loans are included in non-earning assets.





                             PART II - OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

     The Bank is a defendant in various lawsuits arising from the normal course of business. No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended September 30, 1996. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.


Item 2.  CHANGES IN SECURITIES

     There have been no changes in the securities of the Registrant during the quarter ended September 30, 1996.


Item 3.  DEFAULT UPON SENIOR SECURITIES

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.


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