Form 10-K405
period 1996-12-31
GBC BANCORP
filed 1997-03-31
CIK 351710

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number 0-16213
                          -----------------                              -------

                                  GBC BANCORP
                                  ------------
             (Exact name of registrant as specified in its charter)

California                                                          95-3586596
-----------                                                         ----------
(State or other jurisdiction                                (I.R.S. Employer Identification No.)
of incorporation or organization)

800 West 6th Street, Los Angeles, CA               90017
------------------------------------               -----
(Address of principal executive offices         (Zip Code)

Registrant's telephone number, including area code (213) 972-4172
                                                   ---------------
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None      Name of each exchange on which registered: None
-------------------------      -----------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                           --------------------------
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

         As of February 28, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was $234,004,150.

         The number of shares of common stock of the registrant outstanding as of February 28, 1997 was 6,782,729.

The following documents are incorporated by reference herein:

                                                                    Part of Form 10-K
Documents Incorporated by Reference                                 Into which Incorporated
-----------------------------------                                 ------------------------------------
1996 Annual Report to Shareholders                                  Part II Items 6, 7 and 8 and Part IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders
filed within 120 days of the fiscal
year ended December 31, 1996                                        Part III


                          Exhibit Index on Pages 31-33

                                   FORM 10-K

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                                        Page in                 Incorporation
                     PART I                                                              10-K                    by Reference
                                                                                         ----                    ------------

                        Item 1.     Business...........................................    4

                                         General.......................................    4
                                         Lending Activities............................    4
                                         Competition...................................    5
                                         Subsidiaries..................................    5
                                         Supervision and Regulation....................    7
                                         Employees.....................................   22
                        Item 2.     Properties.........................................   22
                        Item 3.     Legal Proceedings..................................   23
                        Item 4.     Submission of Matters to a Vote of Security Holders   23


                     PART II
                        Item 5.     Market for Registrant's Common Equity and Related
                                    Security Holders Matters...........................   24
                        Item 6.     Selected Financial Data............................   25                  1996 Annual Report
                        Item 7.     Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations................   25                  1996 Annual Report
                        Item 8.     Financial Statements and Supplementary Data........   25                  1996 Annual Report
                        Item 9.     Changes in and Disagreements with
                                    Accountants on Accounting and Financial Disclosure.   25


                     PART III


                        Item 10.    Directors and Executive Officers of the Registrant.    26                1997 Proxy Statement
                        Item 11.    Executive Compensation.............................    27                1997 Proxy Statement
                        Item 12.    Security Ownership of Certain Beneficial Owners and
                                    Management.........................................    27                1997 Proxy Statement
                        Item 13.    Certain Relationships and Related Transactions.....    27                1997 Proxy Statement





                     PART IV


                     Item 14.   Exhibits, Financial Statement Schedules and
                                Reports on Form 8-K................................       28            1996 Annual Report
                     SIGNATURES....................................................       29
                     EXHIBIT INDEX.................................................       31




PART I

ITEM 1 BUSINESS


GENERAL

         GBC Bancorp (the "Company"), a California corporation incorporated in 1980, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered at 800 West 6th Street in Los Angeles, California 90017. The Company owns all of the outstanding stock of General Bank (the "Bank"), a California state-chartered bank which commenced operations in March, 1980. GBC Bancorp functions primarily as a holding company for the Bank.

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

         The Bank has conducted the business of a commercial bank since March, 1980. The Bank is a community bank that serves individuals and small to medium-sized businesses through fifteen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas. On March 4, 1994, the Bank moved its headquarters to a new downtown location at 800 West 6th Street, Los Angeles, California 90017. The Bank has an operations center in Rosemead and has branches located in downtown Los Angeles, Monterey Park, Torrance, Artesia, Alhambra, City of Industry, Irvine, San Diego, Arcadia, Diamond Bar, Northridge, Orange, Cupertino, San Mateo and Fremont.

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


LENDING ACTIVITIES

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

         In November 1989, the Bank acquired a California Small Business Administration "SBA" lending company and established an SBA lending division to provide loans for small to medium-sized businesses under the Small Business Administration 7-A guarantee program. Loans range from $50,000 to $1,000,000 with maturities from 7 to 25 years. As of December 31, 1996, the Bank's SBA servicing portfolio was approximately $72 million. The Bank currently is the 26th largest lender in the Los Angeles District Office of SBA.

     In late 1992, the Bank established a Residential Mortgage Department to expand its product lines. During 1993, the Bank became a direct lender for conforming loans as well as jumbo loans. The servicing portfolio as of December 31, 1996 amounted to approximately $59 million. Loan originations during 1996 were approximately $29 million.

COMPETITION

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


SUBSIDIARIES


Bank Subsidiaries

         In March of 1985, the Bank received approval from the California State Banking Department to engage in real estate activities pursuant to California Financial Code Section 751.3. GBC Real Estate Company, Inc., a subsidiary of the Bank, was incorporated on July 26, 1989. The enactment of the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, phases out the ability of banks to directly or indirectly invest in real estate for non-banking purposes. Pursuant to a resolution of dissolution GBC Real Estate Company, Inc. was dissolved on June 10, 1996. No significant financial impact resulted from this dissolution.

         In November of 1988, California voters passed Proposition 103 allowing state chartered banks or bank holding companies to be licensed as insurance agents or brokers. GB Insurance Services, Inc., a wholly-owned subsidiary of the Bank, was incorporated on March 9, 1990. Its name was changed to GBC Insurance Services, Inc. on July 17, 1990, and it obtained its state license in August, 1990 to operate exclusively as a full service insurance agent/broker to provide additional financial services to the Bank's customers. As of December 31, 1996 and for the year ended December 31, 1996, GBC Insurance Services, Inc. reported total assets of $13,000 and a net loss of $43,000, respectively.

         In July, 1989, GBC Investment & Consulting Company, Inc., a wholly-owned subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis. An office was established in Taipei, Taiwan at the end of June, 1990 to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries. As of December 31, 1996 and for the year ended December 31, 1996, GBC Investment & Consulting Company, Inc. reported total assets of $16,000 and a net loss of $47,000, respectively.

         In December, 1993, a leasing subsidiary of the Bank was formed under the name of GBC Leasing Company, Inc. The Bank owns 90% of the voting stock of the Company which was formed to acquire various assets, such as equipment on lease, promissory notes and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property, described in Section 351 of the Internal Revenue Code of 1986, as amended. As of December 31, 1996 and for the year ended December 31, 1996, GBC Leasing Company, Inc. reported total assets of $949,000 and a net loss of $47,000, respectively.

         In December, 1993, General Bank purchased Southern Counties Escrow, a 38-year old company which provides escrow services primarily for business and commercial and residential developers. As of December 31, 1996 and for the year ended December 31, 1996, Southern Counties Escrow reported total assets of $163,000 and a net income of $2,000.


Holding Company Subsidiaries

         In addition to its wholly-owned bank subsidiary, the Company owns all of the outstanding stock of GBC Venture Capital, Inc., which was incorporated in July, 1996. The business purpose of GBC Venture Capital, Inc. is to hold stock warrants received as part of business relationships and to make equity investments in companies subject to applicable regulatory restrictions. As of December 31, 1996 and for the year ended

December 31, 1996, GBC Venture Capital, Inc., reported total assets of $153,000 and a net loss of $144,000.


SUPERVISION AND REGULATION


General

         The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. These references are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations which apply to and regulate the operation of the banking industry might exist which are not referenced below. Changes in applicable statutes and regulations may have a material effect on the business of the Company and its subsidiaries.


GBC Bancorp

         Upon the reorganization of the Bank as a wholly-owned subsidiary, the Company became a bank holding company within the meaning of the Bank Holding Company ("BHC") Act and is subject to the supervision and regulation of the Federal Reserve Bank of San Francisco. The Company functions primarily as the sole stockholder of the Bank and establishes general policies and activities of the operating subsidiaries.

         The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

         The Company, as a bank holding company, is subject to regulation under the BHC Act, and is registered with and subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to obtain the prior approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of such bank. The BHC Act prohibits the Company from acquiring any voting shares of, interest in, or all or substantially all of the assets of a bank located outside the state of California unless the laws of such state specifically authorize such acquisition.

         Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in such activities. The Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices. In making such determinations, the Board considers whether the performance of such activities by the Company would offer advantages to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Further, the Board is empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

         Although the entire scope of permitted activities is uncertain and cannot be predicted, the major non-banking activities that have been permitted to bank holding companies with certain limitations are: making, acquiring or servicing loans that would be made by a mortgage, finance, credit card or factoring company; operating an industrial loan company; leasing real and personal property; acting as an insurance agent, broker, or principal with respect to insurance that is directly related to the extension of credit by the bank holding company or any of its subsidiaries and limited to repayment of the credit in the event of death, disability or involuntary unemployment; issuing and selling money orders, savings bonds and traveler's checks; performing certain trust company services; performing appraisals of real estate and personal property; providing investment and financial advice; providing data processing services; providing courier services; providing management consulting advice to non-affiliated depository institutions; arranging commercial real estate equity financing; providing certain securities brokerage services; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing investment advice on financial futures and options on futures; providing consumer financial counseling; providing tax planning and preparation services; providing check guaranty services; engaging in collection agency activities; and operating a credit bureau.

         The Company's primary source of income is the receipt of dividends from the Bank. The Bank's ability to make such payments to the Company is subject to certain statutory and regulatory restrictions.

         The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a customer's obtaining other services provided by it, the Company or any other subsidiary or on a promise by the customer not to obtain other services from a competitor.

         As a bank holding company, the Company is required to file reports with the Board and to provide such additional information as the Board may require. The Board also has the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company.

         In addition, bank subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealing with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issue a guarantee, acceptance or letter of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10% of such subsidiary's capital stock and surplus on a per affiliate basis or 20% of such subsidiary's capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a low-quality asset, as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

         The BHC Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted unless such acquisition is expressly authorized by statutes of the state in which the bank to be acquired is located. Legislation recently adopted in California permits out-of-state bank holding companies to acquire California banks. See "Effect of Governmental Policies and Recent Legislation" later in this section.

         The BHC Act and regulations of the Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

         The Board has cease and desist powers to cover parent bank holding companies and non-banking subsidiaries where action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The Board has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

         The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a Corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets equal at least 1 1/4 times its current liabilities.


General Bank

         Banks are extensively regulated under both federal and state law. The Bank, a California state-chartered bank is subject to primary supervision, periodic examination and regulation by the Superintendent of Banks (the "Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC").

         General Bank is insured by the FDIC, up to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. The Bank, while not a member of the Federal Reserve System, is subject to certain regulations of the Board.

         Various requirements and restrictions under the laws of the state of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

         There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Superintendent.

         The FDIC also has authority to prohibit the Bank from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstance, be such an unsafe or unsound practice.

         Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter or credit on behalf of, its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank in any other affiliate is limited to 10 percent of such subsidiary bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20 percent of such subsidiary bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act ("FDICIA").


Potential Actions

Commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the Board, the FDIC and the Superintendent for unsafe or unsound practices in conducting their business or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of FDICIA.


EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

         Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate received by a bank on loans extended to its customers and securities held in a bank's portfolio comprise the major portion of a bank's earnings. These rates are highly sensitive to many factors that are beyond the control of a bank. Accordingly, the earnings and growth of a bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

         The commercial banking business is not only affected by general economic conditions but is also influenced by monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board. The Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed below.


Federal Deposit Insurance Corporation Improvement Act of  1991

         On December 19, 1991, FDICIA was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Board, the Comptroller of the Currency ("Comptroller"), the Office of Thrift Supervision ("OTS") and the FDIC (collectively, the "federal banking agencies").


Standards for Safety and Soundness

         FDICIA requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal controls, loan documentation, credit underwriting, interest rate exposure and asset growth. Standards must also be prescribed for classified loans, earnings and the ratio of market value to book value for publicly traded shares. FDICIA also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit. Further, FDICIA requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss.


Prompt Corrective Regulatory Action

         FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

         The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios; well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

         In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, an insured depository institution will be deemed to be:

         o "well capitalized" if it (I) has total risk-based capital of 10 percent or greater, Tier 1 risk-based capital of 6 percent or greater and a leverage capital ratio of 5 percent or greater and
             (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

         o "adequately capitalized" if it has total risk-based capital of 8 percent or greater, Tier 1 risk-based capital of 4 percent or greater and a leverage capital ratio of 4 percent or greater (or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report examination);

         o "undercapitalized" if it has total risk-based capital that is less than 8 percent, Tier 1 risk-based capital that is less than 4 percent or a leverage capital ratio that is less than 4 percent (or a leverage capital ratio that is less than 3 percent if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

         o "significantly undercapitalized" if it has total risk-based capital that is less than 6 percent, Tier 1 risk-based capital that is less than 3 percent or a leverage capital ratio that is less than 3 percent; and

         o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent.

         An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized, may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to address the problems associated with such category.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions, and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of FDICIA; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by holding companies of such institutions; (ix) required divestiture of subsidiaries by such institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

         Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

         The FDIC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for assets with low credit risk, such as certain U.S. Treasury securities, to 100 percent for assets with relatively high credit risk, such as business loans.

         In addition to the risk-based guidelines, the FDIC requires banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by the FDIC to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3 percent. For all banks not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3 percent minimum, or 4 percent to 5 percent. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FDIC has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency.

         In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss allowances to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful;
(c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.


Other Items

         FDICIA also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

         In addition, the FDIC has issued final and proposed regulations implementing provisions of FDICIA relating to powers of insured state banks. Final regulations issued in October 1992 prohibit insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments were to be divested by no later than December 19, 1996. On June 10, 1996 GBC Real Estate Company, Inc. was dissolved.

GBC Real Estate, Inc. had been incorporated to engage in real estate activities on July 26, 1989. The Bank has no non-permissible investments.

         Regulations issued in December 1993 prohibit insured state banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The proposal also provides that subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.


Capital Adequacy Guidelines

         The FDIC has issued guidelines to implement the risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0 percent for risk-free assets, such as cash and certain U.S. Government securities, to 100 percent for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

         A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subjected to certain limitations. At least 50 percent of the banking organization's total regulatory capital must consist of Tier 1 capital.

         Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25 percent of risk- weighted assets; (ii) perpetual preferred stock, cumulative perpetual preferred stock and long-term stock and related surplus; (iii) hybrid capital (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50 percent of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

         The FDIC has also adopted a minimum leverage capital ratio of Tier 1 capital to average total assets of 3 percent for the highest rated banks. This leverage capital ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of FDICIA.

         The regulatory Capital Guidelines as well as the actual capitalization for the Company and the Bank as of December 31, 1996 follow:

                                                             Minimum              Well
                        GBC               General           Regulatory         Capitalized
                      Bancorp              Bank            Requirements       Requirements
-------------------------------------------------------------------------------------------
Tier 1                 11.97%             11.81%                4%                 6%
Total                  13.69%             13.06%                8%                10%
Leverage Ratio          8.74%              8.61%                4%                 5%


Safety and Soundness Standards

         In February 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired.
If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

         In December 1992, the federal banking agency issued final regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

         Appraisals for "real estate related financial transactions" must be conducted by either state-certified or state-licensed appraisers for transactions in excess of certain amounts. State-certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state-licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the federal banking agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing of real property, and the use of real property or interests in real property for a loan or investment, including mortgage backed securities.

Premiums for Deposit Insurance

         Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90 percent of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

         The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF's members by the risk- based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023 percent of deposits. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the condition of the bank, as a result of the recapitalization of BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits.

         Governor Pete Wilson recently signed Assembly Bill 3351 (the "Banking Consolidation Bill"), authored by Assemblyman Ted Weggeland and sponsored by the California State Banking Department (the "Department"), effective July 1, 1997, which creates the California Department of Financial Institutions ("DFI") to be headed by a Commissioner of Financial Institutions out of the existing Department which regulates state chartered commercial banks and trust companies in California.

         The Banking Consolidation Bill, among other provisions, also (i) transfers regulatory jurisdiction over state chartered savings and loan associations from the Department of Savings and Loans ("DSL") to the newly created DFI and abolishes the DSL; (ii) transfers regulatory jurisdiction over state chartered industrial loan companies and credit unions from the Department of Corporations to the newly-created DFI; and (iii) establishes within the DFI separate divisions for credit unions, commercial banks, industrial loan companies and savings and loans. As the Banking Consolidation Bill has only recently been enacted, it is impossible to predict with any degree of certainty what impact it will have on the banking industry in general and the Bank in particular.

         Congress has recently passed, and President Clinton has signed into law, provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's successor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law required savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. For 1997, the cost to the Bank is 1.3 cents per $100 of deposits. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge BIF and SAIF by 1999 but not until the bank and savings and loan charters are combined. The Treasury Department has until March 31, 1997 to deliver to Congress comments and recommendations on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Bank can not currently be accurately predicted.


Interstate Banking and Branching

         On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after the date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction. Effective October 2, 1995, California adopted legislation which "opts California into" the Interstate Act. However, the California Legislation restricts out of state banks from purchasing branches or starting a de novo branch to enter the California banking market. Such banks may proceed only by way of purchases of whole banks.

         The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to asses the impact such increased competition will likely have on the Bank's operations.

         On September 28, 1995, Governor Wilson signed Assembly Bill 1482, the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "1995 Act"). The 1995 Act, which was filed with the Secretary of State as Chapter 480 of the California Statutes of 1995, became operative on October 2, 1995.

         The 1995 Acts opts in early for interstate branching, allowing out-of-state banks to enter California by merging or purchasing a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the Superintendent of Banks, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (California Financial Code
Section 682), and (iii) repeal of the aggregate limit on real estate loans (California Financial Code Section 1230).





Community Reinvestment Act and Fair Lending Developments

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (the "CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities.

         In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Tax Force on Fair lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.


Hazardous Waste Clean-Up Costs

         Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolios of the Bank, management is not aware of any potential liability for hazardous waste contamination.


Other Regulations and Policies

         Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations of the nature and amount of loans which may be made, and restrictions on payment of dividends. The Superintendent approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.


EMPLOYEES

         As of December 31, 1996, the Bank had approximately 308 full-time equivalent employees. None of the employees are represented by labor unions. Benefit programs are available to eligible employees and include, among others, group medical-dental plan, paid sick leave, paid vacation, and a 401(k) plan.


ITEM 2  PROPERTIES

         GBC Bancorp shares common quarters with General Bank at 800 West 6th Street, Los Angeles, California 90017. The Bank leases approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term.

As of December 31, 1996 the monthly base rent for the facility is $70,143 and is payable to the lessor, Capital & Counties, USA, Inc.

         As of December 31, 1996 the Bank operated full-service branches at fourteen leased locations (including the 800 West 6th street, Los Angeles location which houses the downtown branch of the Bank) and one location where it owns the building and land. In addition, the Bank has certain operating and administrative departments and subsidiaries in a location, where it owns the building and land with approximately 27,600 square feet of space located at 4128 Temple City Boulevard, Rosemead, California. The net book value of the two owned facilities (building and land) at December 31, 1996 was $2,421,000. Expiration dates of the Bank's leases range from August, 1997 to February, 2009. All the Bank's full-service branches are located in California and all but three in the southern California area.

ITEM 3  LEGAL PROCEEDINGS

         In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on the financial condition or the operations of the Company.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1996, no matters were submitted to a vote of the Company's security holders.

                                    PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS


Market Information

         The common stock of the Company has been traded in the NASDAQ National Market under the symbol GBCB since November 24, 1987.

         The market makers for GBC Bancorp are: Herzog, Heine, Geduld, Inc., Hoefer & Arnett, GBS Financial Corp., Keefe, Bruyette & Woods, Inc., Wedbush Morgan Securities and Oppenheimer & Co.

         The high and low last sale or bid prices for each quarter of the years 1996 and 1995, as reported by the NASDAQ, are as follows:

                                                   First              Second                Third               Fourth
                     1996:                        Quarter             Quarter              Quarter              Quarter
                     -----                        -------             -------              -------              -------
                               High               $22.00               $23.50              $29.25               $29.88
                               Low                $17.31               $20.50              $22.50               $27.00


                                                   First              Second                Third               Fourth
                     1995:                        Quarter             Quarter              Quarter              Quarter
                     -----                        -------             -------              -------              -------
                               High               $14.25              $13.63               $13.50               $17.75
                               Low                $12.97              $11.50               $10.50               $12.50


Holders

         As of February 28, 1997, there were 332 holders of record of the Company's common stock. This number is based solely on the number of record holders and was computed by a count of such.

Dividend

         Cash dividends per share were declared during the most recent two years as per the following table:

                                           First             Second           Third            Fourth           Annual
                                           Quarter          Quarter          Quarter           Quarter           Total
                                           -------          -------          -------           -------           -----
                           1996             $0.08            $0.08            $0.10             $0.10            $0.36
                           1995             $0.08            $0.08            $0.08             $0.08            $0.32

         The Company's subsidiary, General Bank, is limited in the payment of dividends by the Financial Code of the State of California which provides that dividends in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 1996, approximately $21.3 million of undivided profits of the Bank are available for dividends to the Company, subject to the subordinated debt covenant restrictions.


ITEM 6  SELECTED FINANCIAL DATA

         The selected financial data on page 26 of the Company's Annual Report to Shareholders is hereby incorporated by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations on pages 8 through 25 of the Company's Annual Report to Shareholders is hereby incorporated by reference.


ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of GBC Bancorp and its subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, on pages 27 through 50 of the Company's Annual Report to Shareholders, are hereby incorporated by reference.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on matters involving accounting and financial disclosure.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors of the Registrant

         The information relating to directors of the Company under the caption "Election of Directors" appearing on pages 5 and 6 of the Company's Definitive Proxy Statement, dated March 24, 1997, relating to the annual meeting of shareholders to be held on April 24, 1997, is hereby incorporated by reference.


Executive Officers of the Registrant

         There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers as of December 31, 1996, and their business experience during the prior five years:


                                                                                                                      Age at
                     Name                     Position and Offices presently held and business experience             12/31/96
                     ----                     -----------------------------------------------------------             ---------

                     Li-Pei Wu             Chairman, President and Chief Executive Officer of GBC Bancorp and             62
                                           General Bank since 1984

                     Peter Wu              Secretary and Executive Vice President of GBC Bancorp and Executive            48
                                           Vice President of General Bank since 1981, and Chief Operating Officer of General Bank since January 1, 1995


                     Peter Lowe            Executive Vice President and Chief Financial Officer of GBC Bancorp and        55
                                           General Bank since 1994; prior thereto, Executive Vice President and
                                           Chief Financial Officer of Manufacturers Bank since 1990


                     Domenic Massei        Senior Vice President, Operations Administration of General Bank since         52
                                           1989; prior thereto, Executive Vice President and Chief Administrative
                                           Officer of Transnational Bank since 1984



                     Richard Voake         Senior Vice President and Credit Administrator of General Bank since           56
                                           1994; prior thereto, Vice President and Manager of Corporate Credit
                                           Examination from 1992 to 1994; Senior Vice President of Security
                                           Pacific Corporation/Security Pacific National Bank from 1984 to 1992


                     Eddie Chang           Senior Vice President and Manager of Real Estate Department                    41
                                           since January 1996.   From July 1995 to January 1996 Manager of Real
                                           Estate Department.  From July 1994 to July 1995 self employed. From
                                           1992 to July 1994, Senior Vice President and Manager of Real Estate
                                           Department

                     Raymond Tsung         Senior Vice President and Regional Manager of General Bank since August        55
                                           1993.  From July 1993 to August 1993 Senior Vice President of Preferred
                                           Bank.  From May 1992 to June 1993 Vice President of First Commercial
                                           Bank Los Angeles Branch.  Since January 1989 to April 1992 Senior Vice
                                           President and Regional Manager of General Bank

                     Carl Maier            Vice President and Controller of General Bank since July 1993. From            56
                                           October 1991 to July 1993 self employed




ITEM 11  EXECUTIVE COMPENSATION

         The information regarding executive compensation under the caption "Executive Compensation" appearing on pages 7 through 12 of the Company's Definitive Proxy Statement dated March 24, 1997, for the annual meeting of shareholders to be held on April 24, 1997, is hereby incorporated by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information regarding the security ownership of certain beneficial owners and management under the caption "Shareholdings of Certain Beneficial Owners and Management" appearing on pages 2 through 4 of the Company's Definitive Proxy Statement, dated March 24, 1997, for the annual meeting of shareholders to be held on April 24, 1997, is hereby incorporated by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information regarding certain relationships and related transactions under the caption "Certain Transactions" appearing on page 13 of the Company's Definitive Proxy

Statement dated March 24, 1997, for the annual meeting of shareholders to be held on April 24, 1997, is hereby incorporated by reference.


                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements and Schedules


                                                          Page in Annual Report
                                                            to Shareholders
                                                          ---------------------


GBC Bancorp and subsidiaries:
Independent Auditors' Report..............................       Page 50

Consolidated Balance Sheets
  as of December 31, 1996 and 1995 .......................       Page 27

Consolidated Statements of Income
  for the Years Ended December 31, 1996, 1995 and 1994....       Page 28

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1996, 1995 and 1994....       Page 29

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 1996, 1995 and 1994....       Page 30

Notes to Consolidated Financial Statements................       Pages 31-49

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

(b) Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GBC Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  GBC BANCORP


/s/ Li-Pei Wu                                   /s/ Peter Lowe
   --------------------------                       ---------------------------
by: Li-Pei Wu,                                  by: Peter Lowe,
President and Chief Executive Officer           Executive Vice President and Chief
                                                Financial Officer

Date: 3/20/97                                   Date:  3/20/97
    -------------------------                          ---------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/_________________________                        Date:______________________
Eric W. Chang , Director

/s/ Helen Chen                                      Date: 3/20/97
    ------------------------                              --------
Helen Chen, Director

/s/ Thomas C.T.Chiu                                 Date:  3/20/97
    ------------------------                              --------
Thomas C. T. Chiu, Director

/s/ Stephen C. Huang                                Date:  3/20/97
    ------------------------                              --------
Stephen C. Huang, Director

/s/ Chuang-I Lin                                    Date:  3/20/97
    ------------------------                              --------
Chuang-I Lin, Director

/s/ Ko-Yen Lin                                      Date:  3/20/97
   ------------------------                                --------
Ko-Yen Lin , Director

/s/  Ting Y. Liu                                    Date:   3/20/97
    ------------------------                               --------
Ting Y. Liu, Director

/s/  Alan Thian                                     Date:   3/20/97
    ------------------------                              --------
Alan Thian, Director

/s/ John Wang                                       Date:   3/20/97
    ------------------------                              --------
John Wang, Director

/s/_________________________                        Date:________________
Kenneth C. Wang, Director

/s/  Chien-Te Wu                                    Date:   3/20/97
    ------------------------                              --------
Chien-Te Wu, Director




/s/  Julian Wu                                      Date:  3/20/97
    ------------------------                              --------
Julian Wu, Director

/s/  Li-Pei Wu                                      Date:  3/20/97
    ------------------------                              --------
Li-Pei Wu , Director

/s/ Peter Wu                                        Date:  3/20/97
    ------------------------                              --------
Peter Wu, Director

/s/ Ping C. Wu                                      Date:   3/20/97
    ------------------------                              --------
Ping C. Wu, Director

/s/ Walter Wu                                       Date:   3/20/97
    ------------------------                              --------
Walter Wu, Director

/s/_________________________                        Date:_____________
Chin-Liang Yen, Director



                                 EXHIBIT INDEX


  Exhibit                                                                                                                   Page
  Number                                              Description                                                          Number
  -------                                             -----------                                                          ------
    3.1    Articles of Incorporation, as amended (incorporated herein by this reference to Exhibit 3.1 on the Company's
           Form 8 to the Company's Annual Report on Form 10-K for year ended December 31, 1987; and to Exhibit 3.1 on
           the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1988)                                   --

    3.2    Bylaws (incorporated herein by this reference to Exhibit 3.2 on the Company's Form 8 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1987)                                                          --

    3.3    Amendment to bylaws of GBC Bancorp (incorporated herein by this reference to Exhibit 3.3 on the Company's Form
           10-K for the year ended December 31, 1991)                                                                         --

   10.1    Lease for ground floor space at 23326 Hawthorne Boulevard, Suite 100, Torrance, California (incorporated herein by this reference to Exhibit 10.2 on the Company's Form 8 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1987)                                                                                      --

   10.2    Lease for ground floor space at 1420 East Valley Boulevard., Alhambra, California (incorporated herein by this reference to Exhibit 10.6 on the Company's Form 8 to the Company's Annual Report on Form 10-K for the year
           ended December 31, 1987)                                                                                           --

   10.3    Lease for ground floor space at 17271 Gale Ave., City of Industry, California (incorporated herein by this
           reference to Exhibit 10.7 on the Company's Form 10-K for the year ended December 31, 1988)                         --

   10.4    1988 Stock Option Plan (incorporated herein by this reference to Exhibit 10.1 on the Company's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1988)                                                                  --

   10.5    Lease for ground floor space at 4010 Barranca Parkway, Irvine, California (incorporated herein by this reference
           to Exhibit 10.11 on the Company's Form 10-K for the year ended December 31, 1989)                                  --



                                     E - 1

   10.6    Lease for ground floor space at 4688 Convoy Street, San Diego, California (incorporated herein by this
           reference to Exhibit 10.12 on the Company's Form 10-K for the year ended December 31, 1989)                        --

   10.7    Lease for ground floor space at 701 S. Atlantic Boulevard, Monterey Park, California (incorporated herein
           by this reference to Exhibit 10.13 on the Company's Form 10-K for the year ended December 31, 1990)                --

   10.8    Lease for ground floor space at 2783 S. Diamond Bar Boulevard, Suite 8-B, Diamond Bar, California
           (incorporated herein by this reference to Exhibit 10.11 on the Company's Form 10-K for the year ended
           December 31, 1991)                                                                                                 --

   10.9    Employment Agreement among the Company, the Bank and Li-Pei Wu, dated as of December 19, 1991 (incorporated
           herein by this reference to Exhibit 10.12 on the Company's Form 10-K for the year ended December 31, 1991)         --

   10.10   Non-Qualified Stock Option Agreement between the Company and Li-Pei Wu, dated as of December 19, 1991, relating to the grant of stock options under the Company's 1988 stock option plan (incorporated herein by
           this reference to Exhibit 10.13 on the Company's Form 10-K for the year ended December 31, 1991)                   --

   10.11   Board of Directors resolutions adopted on February 6, 1992, with respect to the GBC Bancorp Amended and
           Restated 1988 Stock Option Plan, which, among other things, authorize the grant of incentive stock options, eliminate certain limitations on the vesting and exercisability, and increase the maximum number of shares that may be issued thereunder (incorporated herein by this reference to Exhibit 10.14 on the Company's
           Form 10-K for the year ended December 31, 1991)                                                                    --

   10.12   GBC Bancorp Amended and Restated 1988 Stock Option Plan, as Exhibit 28.1 to Form S-8 Registration Statement
           filed with the Securities and Exchange commission on April 22, 1992, Registration Number: 33-47452
           (incorporated herein by this reference to Exhibit 10.15 on the Company's Form 10-K for the year ended
           December 31, 1992)                                                                                                 --

   10.13   Lease for ground floor space at 1139 West Huntington Drive, Arcadia, California (incorporated herein by this
           reference to Exhibit 10.16 on the Company's Form 10-K for the year ended December 31, 1993)                        --

   10.14   Lease for ground floor space at 2263 N. Tustin Avenue, Orange, California (incorporated herein by this
           reference to Exhibit 10.17 on the Company's Form 10-K for the year ended December 31, 1993)                        --



                                     E - 2

   10.15   Lease for office building space for ground and second floors and 14th and 15th floors located at 800 West 6th Street, Los Angeles, California (incorporated
           herein by this reference to Exhibit 10.19 on the Company's Form 10-K for the        --
           year ended December 31, 1993)
   10.16   Sublease for ground floor office building space at 1420 East Valley Boulevard,
           Alhambra, California (incorporated herein by this reference to Exhibit 10.21 on     --
           the Company's Form 10-K for the year ended December 31, 1994)
   10.17   Addendum to standard office lease at 4010 Barranca Parkway, Irvine, California
           (incorporated herein by this reference to Exhibit 10.22 on the Company's            --
           Form 10-K for the year ended December 31, 1994)
   10.18   Lease for ground floor office building space at 9045 Corbin Avenue, Northridge,
           California (incorporated herein by this reference to Exhibit 10.23 on the           --
           Company's Form 10-K for the year ended December 31, 1994)
   10.19   Lease for office building space on first and second floors located at 10001 N.
           De Anza Boulevard, Cupertino, California (incorporated herein by this reference     --
           to Exhibit 10.24 on the Company's Form 10-K for the year ended December 31, 1994)
   10.20   Lease agreement for office building space on ground floor located at 520 South
           El Camino Real, San Mateo California (incorporated herein by this reference to      --
           Exhibit 10.25 on the Company's Form 10-K for the year ended December 31, 1994)
   10.21   Lease agreement for office building space on ground floor located at 47000 Warm
           Springs Boulevard, Fremont, California (incorporated herein by this reference to    --
           Exhibit 10.26 on the Company's Form 10-K for the year ended December 31, 1994)
   10.22   Purchase, Assignment and Assumption Agreement 615 dated as of December 1,1996       pp.
           between Gaucho-1 Inc. and General Bank and the related Assignment and Assumption
           Agreement 615 dated December 27, 1996 between the same parties
    11     Computation of Per Share Earnings                                                   pp.
    12     Computation of Ratios                                                               pp.
    13     Annual Report to Shareholders                                                       pp.
    21     Subsidiaries of GBC Bancorp                                                         pp.
    27     Financial Data Schedule                                                             pp.


                                     E - 3