Form 10-Q
period 1997-03-31
GBC BANCORP
filed 1997-05-14
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                        -------------

          Quarterly Report Under Section 13 or 15(d)
            of The Securities Exchange Act of 1934
                        -------------

For Quarter Ended March 31, 1997 Commission file number   0-16213
                  --------------                        ----------
                        GBC BANCORP
------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                     95-3586596
------------------------------------------------------------------
(State  or  other jurisdiction of     (I.R.S. Employer
 incorporation or organization)        Identification No.)

  800 West 6th Street, Los Angeles      California          90017
-----------------------------------------------------------------
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code   213/972- 4172
                                                    ---------------
-----------------------------------------------------------------
Former name address and former fiscal year, if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No
   ------------    ------------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value, 6,786,589 shares issued and
                                ------------------
outstanding as of  March 31, 1997.
                 ------------------







                      TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION.......................



        Item 1. Financial Statements................

        Item 2. Management's   Discussion   and
                Analysis of Financial Condition and
                Results of  Operations..............



PART II OTHER INFORMATION...........................

        Item 1. Legal Proceedings...................

        Item 2. Changes In Securities...............

        Item 3. Default Upon Senior Securities......

        Item 4. Submission  Of Matters To A Vote Of
                Securities Holders .................

        Item 5. Other Information...................

        Item 6. Exhibits And Reports On Form 8-K....


PART III    SIGNATURES..............................








                PART I - FINANCIAL INFORMATION





                GBC BANCORP AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS


                                                  March 31,    December 31,
(In Thousands)                                      1997         1996
---------------------------------------------------------------------------
ASSETS

Cash and Due From Banks                            $ 43,285    $ 46,809
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                        110,000     140,200
Securities Available for Sale at Fair Value
  (Amortized Cost of $545,395 and
  $518,701 at March 31, 1997 and December 31,
  1996, Respectively)                               541,739     519,821
Securities Held to Maturity (Fair Value of
  $12,061 and $12,463 at March 31,
  1997 and  December 31, 1996, Respectively)         11,981      12,274
Loans and Leases                                    610,798     602,354
Less:  Allowance for Credit Losses                  (15,206)    (16,209)
       Deferred Loan Fees                            (3,434)     (3,638)
                                                  ----------  ----------
Loans and Leases, Net                               592,158     582,507
Bank Premises and Equipment, Net                      5,646       5,806
Other Real Estate Owned, Net                         15,866      12,988
Due From Customers on Acceptances                     6,610       6,535
Real Estate Held for Investment                       9,355       9,686
Accrued Interest Receivable and Other Assets         16,937      15,489
                                                 ----------  ----------
  Total Assets                                   $1,353,577  $1,352,115
                                                 ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-Interest Bearing Demand                       $133,891    $158,728
 Interest Bearing Demand                            223,118     213,697
 Savings                                            117,960     119,315
 Time Certificates of Deposit of $100,000 or
 More                                               550,421     545,578
 Other Time Deposits                                174,530     164,195
                                                 ----------  ----------
Total Deposits                                   $1,199,920  $1,201,513

Subordinated Debt                                    15,000      15,000
Acceptances Outstanding                               6,610       6,535
Accrued Expenses and Other Liabilities               12,787      12,431
                                                 ----------  ----------
  Total Liabilities                              $1,234,317  $1,235,479

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   20,000,000 Shares Authorized; 6,786,589
   and 6,766,469 Shares Outstanding at March 31,
   1997 and December 31, 1996, Respectively         $47,729     $47,281
 Securities Valuation Allowance, Net of Tax         (2,108)         646
 Retained Earnings                                   73,646      68,716
 Foreign Currency Translation Adjustments               (7)         (7)
  Total Stockholders' Equity                        119,260     116,636
                                                 ----------  ----------
  Total Liabilities and Stockholders' Equity     $1,353,577  $1,352,115
                                                 ==========  ==========


See Accompanying Notes to Consolidated Financial Statements









                GBC BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                  March 31,
(In Thousands, Except Per Share Data)           1997       1996
--------------------------------------------------------------------------
INTEREST INCOME
  Loans and Leases, Including Fees           $15,293    $12,279
  Securities Available for Sale                8,288      8,117
  Securities Held to Maturity                    259        648
  Federal Funds Sold and Securities
   Purchased under Agreements to Resell        1,894      2,240
                                             -------    -------
    Total Interest Income                     25,734     23,284
                                             -------    -------
INTEREST EXPENSE
  Interest Bearing Demand                      1,158      1,144
  Savings                                        764        931
  Time Deposits of $100,000 or More            6,777      5,678
  Other Time Deposits                          1,950      2,178
  Federal Funds Purchased and Securities
   Sold under Repurchase Agreements                2        336
  Subordinated Debt                              399        399
                                             -------    -------
    Total Interest Expense                    11,050     10,666
                                             -------    -------
  Net Interest Income                         14,684     12,618
  Provision for Credit Losses                  1,000      1,500
                                             -------    -------
    Net Interest Income after
        Provision for Credit Losses           13,684     11,118

NON-INTEREST INCOME
  Service Charges and Commissions              1,342      1,548
  Gain on Sale of Loans, Net                      50         85
  Gain on Sale of Real Estate Investment           -        101
  Other                                          132         98
                                             -------    -------
    Total Non-Interest Income                  1,524      1,832

NON-INTEREST EXPENSE
  Salaries and Employee Benefits               3,769      3,386
  Occupancy Expense                              694        675
  Furniture and Equipment Expense                420        396
  Net Other Real Estate Owned Expense            243        487
  Other                                        1,664      1,644
                                             -------    -------
    Total Non-Interest Expense                 6,790      6,588

Income before Income Taxes                     8,418      6,362
Provision for Income Taxes                     2,674      2,053
                                             -------    -------
    Net Income                                $5,744     $4,309
    Earnings Per Share                         $0.82      $0.62


See Accompanying Notes to Consolidated Financial Statements

                GBC BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Three Months Ended March 31,
(In Thousands, Except Per Share Data)                  1997        1996
--------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                           $5,744      $4,309
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation                                            294        273
Net Accretion of Discounts on Securities                (59)      (638)
Writedown on Real Estate Held for Investment            332        429
Provision for Credit Losses                           1,000      1,500
Provision for Losses on Other Real Estate Owned           -        400
Amortization of Deferred Loan Fees                     (850)      (730)
Deferred Income Taxes                                     -          -
Gain on Sale of Loans                                   (50)       (85)
Gain on Sale of Real Estate Investment                    -       (101)
Loss/(Gain) on Sale of Other Real Estate Owned           24        (11)
Loans Originated for Sale                            (7,660)   (15,204)
Proceeds from Sales of Loans Originated for Sale      7,965     15,321
Net Decrease in Accrued Interest Receivable
  and Other Assets                                      574        519
Net Increase/ (Decrease) in Accrued Expenses
and Other Liabilities                                   219     (2,468)
Other, Net                                               (1)         -
                                                  ---------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $7,532     $3,514

INVESTING ACTIVITIES:
Purchases of Securities Available for Sale         (149,273)  (322,317)
Proceeds from Maturities of Securities
Available for Sale                                  122,624    193,928
Proceeds from Maturities of Securities Held
  to Maturity                                           307      3,384
Net Increase in Loans and Leases                    (13,481)   (18,124)
Proceeds from Sales of Other Real Estate
  Owned                                                 523      1,063
Proceeds from Sales of Real Estate
Investments                                               -        699
Purchases of Premises and Equipment                    (134)      (399)
                                                  ---------   --------
NET CASH USED BY INVESTING ACTIVITIES              $(39,434) $(141,766)


FINANCING ACTIVITIES:
Net (Decrease)/Increase in Demand, Interest
  Bearing Demand and Savings Deposits               (16,771)    53,373
Net Increase in Time Certificates of Deposits        15,178    109,190
Cash Dividend Paid                                     (677)      (536)
Proceeds from Exercise of Stock Options                 448        276
                                                  ---------   --------
NET CASH (USED)/PROVIDED BY FINANCING
  ACTIVITIES                                        $(1,822)  $162,303
                                                  ---------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS             (33,724)    24,051
Cash and Cash Equivalents at Beginning of
  Period                                            187,009    163,837
                                                  ---------   --------
Cash and Cash Equivalents at End of Period         $153,285   $187,888
                                                  ---------   --------
Supplemental Disclosures of Cash Flow
Information:
  Cash Paid During This Period
   Interest                                         $11,568    $10,898
   Income Taxes                                           -      1,500


Noncash Investing Activities:
  Loans Transferred to Other Real Estate
        Owned at Fair Value                          $3,425     $4,481
  Loans to Facilitate the Sale of Other Real
        Estate Owned                                      -        262


See Accompanying Notes to Consolidated Financial Statements.



                GBC Bancorp and Subsidiaries


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In   the  opinion  of  management,  the  consolidated
financial statements of GBC Bancorp and its subsidiaries (the "Company") as of March 31, 1997 and December 31, 1996 and the three months ended March 31, 1997 and 1996, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned financial statements are in conformity with general accepted accounting principles.


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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      For the quarter ended March 31, 1997, net income totaled $5,744,000, an increase of $1,435,000, or 33.3% from the $4,309,000 earned during the corresponding period of 1996. Earnings per share for the quarter ended March 31, 1997 were $0.82 per share compared to $0.62 per share for the same period of 1996.

      The net income for the quarter ended March 31, 1997 continues the trend of the highest quarterly net income in the Company's history, the current quarter representing the fifth consecutive quarter of record-setting net income. The increase over the corresponding period of a year ago is primarily due to an increase of net interest income and a reduced provision for credit losses.

      The increase of net interest income was due to both an increase of average earning assets and an increase in the net interest spread. The net interest spread is defined as a yield on earning assets less the rates paid on interest bearing liabilities.

      The decline of the provision for credit losses in 1997 was caused by the reduction of non-accrual loans, which were $9.1 million as of March 31, 1997, as compared to $27.5 million as of March 31, 1996. It also is a reflection of the improvement of the Southern California economy, in general, and the quality of the Bank's real estate loan portfolio, in particular.

     The annualized return on average assets ("ROA") for the Company was 1.73% and 1.38% for the quarters ended March 31, 1997 and 1996, respectively. The annualized return on average stockholders' equity ("ROE") for the quarters ended March 31, 1997 and 1996 was 19.55% and 17.06%, respectively. The improvement of these ratios is the result of the increased profitability of the Company.


RESULTS OF OPERATIONS


Net Interest Income

      Net interest income before the provision for loan losses for the quarter ended March 31, 1997 amounted to $14,684,000, an increase of $2,066,000, or 16.4%, from
$12,618,000 for the same period of 1996.

      Total interest income for the three months ended March 31, 1997 was $25,734,000 compared to $23,284,000 for the corresponding period of a year ago. The increase of $2,450,000, or 10.5%, was due to an increase of average earning assets and an increased yield on earning assets. For the quarter ending March 31, 1997 and 1996, average earning assets were $1,276 million and $1,194 million, respectively, representing an $82 million, or 6.9%, growth. For the quarters ending March 31, 1997 and 1996, the yield on earning assets was 8.18% and 7.84%, respectively, representing a 34 basis point increase.

      The $82 million net growth of average earning assets was the result of $133 million increase of average loans and leases, offset by reductions of average securities and federal funds sold and securities purchased under agreements to resell, of $28 million and $23 million, respectively. The net growth of $82 million was primarily funded by the growth of interest-bearing deposits which increased $83 million and average non-interest bearing deposits which increased $10 million. The growth in average deposits was partially offset by the maturity of $24 million of securities sold under repurchase agreements.


      The increase in the yield on earning assets was caused by the increased percentage of average accruing loans to average total earning assets, a decline in average non-accrual loans, and an increase in the yield on securities. The percentage of average accruing loans to average total earning assets for the quarter ended March 31, 1997 and 1996 was 42% and 35%, respectively. Average non-accrual loans for the quarter ended March 31, 1997 and 1996 were $11.8 million and $45.6 million, respectively. The yield on the securities portfolio increased to 6.40% from 6.26% for the quarters ended March 31, 1997 and 1996, respectively.

      Total interest expense for the quarter ended March 31, 1997 was $11,050,000 compared to $10,666,000 for the
corresponding  period  of  a  year  ago.   The  increase  of
$384,000, or 3.6%, was due to a $59.4 million growth of average interest-bearing liabilities. The impact of this increase of interest-bearing liabilities on interest expense was partially offset by a decrease of the rates paid to 4.18% from 4.24% for the quarters ended March 31, 1997 and 1996, respectively. The maturity of securities sold under repurchase agreements contributed towards the reduction of the rate paid on interest-bearing liabilities.

      The rates paid on interest-bearing deposits was 4.09% for the quarter ended March 31, 1997, compared to 4.10% for the corresponding quarter of a year ago, a decrease of one basis point. While the higher costing average time certificates of deposit of $100,000 or more increased as a percentage of average total interest-bearing deposits (52% compared to 45%), this was offset by the decline in the rates paid on this deposit product. For the quarters ended March 31, 1997 and 1996, the rate paid on time certificates of deposit of $100,00 or more were 5.00% and 5.22%, respectively.

      The net interest spread is defined as the yield on earning assets less the rates paid on interest bearing liabilities. Benefiting from both the increased yield on earning assets and the slight decrease in the rates paid on interest bearing liabilities, the net interest spread increased. For the quarter ended March 31, 1997 and 1996, the spread was 4.00% and 3.60%, respectively.

      The net interest margin is defined as the difference between interest income and interest expense divided by average earning assets. For the quarter ended March 31, 1997 and 1996, the net interest margin was 4.67% and 4.25%, respectively. The increase in the margin is primarily the result of the increased net interest spread.


Provision for Credit Losses

     For the quarter ended March 31, 1997, the provision was $1,000,000, compared to $1,500,000 for the same period of 1996, a decrease of $500,000, or 33.3%.



      The decline of the provision for credit losses in 1997 was primarily caused by the reduction of non-accrual loans. As of March 31, 1997, non-accrual loans outstanding totaled $9.1 million. As of March 31, 1996, non-accrual loans totaled $27.5 million. The decline of the provision also is a reflection of the improvement of the Southern California economy, in general, and the quality of the Bank's real estate loan portfolio, in particular.

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


Non-Interest Income

      Non-interest income for the quarter ended March 31, 1997 totaled $1,524,000 compared to $1,832,000 for the same period ended March 31, 1996. The net decrease of $308,000, or 16.8%, was primarily attributable to the receipt of a $400,000 fee in exchange for which the Bank released a guarantor of a real estate loan, in the quarter ended March 31, 1996. In addition, during the first quarter ended March 31, 1996 the Bank recorded a $101,000 gain on the sale of the final condominium unit of a real estate investment project.


Non-Interest Expense

      Non-interest expense for the quarter ended March 31, 1997 totaled $6,790,000, a $202,000, or 3.1%, increase over the $6,588,000 recorded in the same period of 1996. The increase is primarily due to higher salaries and a higher incentive expense. The Bank's incentive expense is a function of the higher level of pre-tax income. The Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, improved, declining to 41.9% for the quarter ended March 31, 1997 from 45.6% for the corresponding quarter of a year ago.


Provision for Income Taxes

      For the quarter ended March 31, 1997 the provision for income taxes was $2,674,000, representing 32% of pre-tax income. The provision is based on anticipated annual 1997 pre-tax income and the annual accrual of tax credits from the Bank's low income housing investments. The provision for the quarter ended March 31, 1996 was $2,053,000, also representing 32% of pre-tax income.



FINANCIAL CONDITION

     Total assets as of March 31, 1997, were $1,354 million, a slight increase from total assets of $1,352 million as of December 31, 1996. Total deposits, however, decreased slightly from year-end. As of March 31, 1997 and December 31, 1996, total deposits were $1,200 million and 1,202 million, respectively. The increased assets were primarily funded by the profitable operations during the first quarter.


Loans

      As of March 31, 1997, total loans and leases were $611 million, representing a $9 million, or 1.5%, increase from total loans and leases of $602 million as of December 31, 1996. The net increase was primarily from the growth of trade-financing loans of $10.4 million which are included in unsecured commercial loans. The growth of this category of loan reflects the growth in international trade resulting primarily from new customer relationships. Real estate-construction loans increased $2.3 million, or 3.5%. However, real estate-conventional loans decreased $3.9 million, or 1.4%, primarily due to the transfer of non-accrual loans to other real estate owned ("OREO") status. The $6.7 million growth of other loans is primarily
attributable   to   a   $4.0  million   increase   in   cash
collateralized commercial loans.

     The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:

                      March 31, 1997     December 31, 1996
(IN THOUSANDS)        Amount Percentage  Amount Percentage
------------------------------------------------------------
Commercial             $191,575   31.36%  $183,268   30.43%
Real Estate -
        Construction     68,907   11.28%    66,572   11.05%
Real Estate -
        Conventional    268,880   44.02%   273,081   45.34%
Installment                  98    0.02%        86    0.01%
Other Loans              29,067    4.76%    22,361    3.71%
Leveraged Leases          7,271    1.19%     6,986    1.16%
Term Fed Funds Sold      45,000    7.37%    50,000    8.30%
------------------------------------------------------------
Total                  $610,798  100.00%  $602,354  100.00%







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

       The Company has a policy of classifying loans (including impaired loans) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied against principal or reported as recoveries on amounts previously charged-off, according to management's judgment as to the collectibility of principal.

      The  following table provides information with respect
to   the   Company's  past  due  loans,  non-accrual  loans,
restructured loans and other real estate owned, net, as of the dates indicated:

(IN THOUSANDS)                March 31, 1997   December 31, 1996
----------------------------------------------------------------
Loans 90 Days or  More
  Past Due and Still Accruing  $   5,109         $   6,779
Non-accrual Loans                  9,096            11,719
----------------------------------------------------------------
Total Past Due Loans              14,204            18,498
Restructured Loans (on
  Accrual Status)                 22,240            23,125
----------------------------------------------------------------
Total Non-performing Loans        36,444            41,623
Other Real Estate Owned, Net      15,866            12,988
----------------------------------------------------------------
Total Non-performing Assets      $52,311           $54,611




      Total non-performing assets declined $2.3 million to $52.3 million, as of March 31, 1997, from $54.6 million, as of December 31, 1996. With the exception of other real estate owned, net, all categories of non-performing assets reflected declines from their levels as of December 31, 1996.

      Loans 90 days or more past due and still accruing declined $1.7 million from December 31, 1996, and is comprised of one credit. This credit is collaterized by a mobile home park with an appraised value substantially in excess of the loan balance. Interest payments continue to be made on a monthly basis approximately 45 days late. It is expected that either the property will be sold by the borrower with the bank providing financing or it will be paid in full within 45 days.

      Non-accrual loans declined to $9.1 million as of March
31, 1997 from $11.7 million as of December 31, 1996, representing a $2.6 million, or 22.2%, decrease.

     The following table analyzes the decline in non-accrual loans during the three months ended March 31, 1997:

                Non-Accrual Loans (In Thousands)
        Balance, December 31, 1996          $11,719
        Add: Loans placed on non-accrual      5,259
        Less: Charge-offs                      (889)
              Returned to accrual  status    (1,681)
              Repayments                     (1,903)
              Transfer to OREO               (3,410)
                                            --------
        Balance, March 31, 1997              $9,096
                                            --------

      The following table breaks out the Company's non-accrual loans by category as of March 31, 1997 and December
31, 1996:

(IN THOUSANDS)              March 31, 1997    December 31, 1996
---------------------------------------------------------------
Commercial                    $  3,508            $  3,219
Real Estate- Construction          700                 477
Real Estate- Conventional        4,888               8,023
---------------------------------------------------------------
Total                           $9,096             $11,719






     The balance of restructured loans as of March 31, 1997, was $22.2 million compared to $23.1 million as of December 31, 1996, representing a $0.9 million, or 3.9%, decrease. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of March 31, 1997, restructured loans consisted of fifteen real estate credits. This compares to sixteen real estate credits as of December 31, 1996. The weighted average yield of the restructured loans as of March 31, 1997, was 10.23%. All restructured loans are performing pursuant to the terms and conditions of the restructuring.

      The following table breaks out the restructured loans by accrual status as of the dates indicated:

(IN THOUSANDS)             March 31, 1997   December 31, 1996
-------------------------------------------------------------
RESTRUCTURED LOANS:
On Accrual Status              $22,240           $23,125
On Non-accrual Status              229             2,820
-------------------------------------------------------------
Total                          $22,469           $25,945


      There are no commitments to lend additional funds on any of the restructured loans.

     As of March 31, 1997, other real estate owned ("OREO"), net of valuation allowance of $1.5 million, totaled $15.9 million, representing an increase of $2.9 million, or 22.3%, from the net balance of $13.0 million, net of valuation allowance of $1.8 million, as of December 31, 1996. As of March 31, 1997 and December 31, 1996, OREO consisted of 27 properties and 26 properties, respectively. The net increase in OREO is the result of continued management emphasis on resolving non-accrual loans.

      During 1997, properties with a lower of cost or fair value of $3.4 million were transferred to OREO. During 1997, OREO with a carrying value of $0.9 million was sold. The net loss sustained on the sales for 1997 was $24,000. During the first quarter of 1996, properties with a lower of cost or fair value of $4.5 million were transferred to OREO. During 1996, OREO with a carrying value of $1.4 million was sold. The net gain on the sales for the first three months of 1996 was $10,600.



     The outstanding OREO properties are all included in the Bank's market area. They include single family residences, condominiums, commercial buildings, and land both for commercial and residential improvement. Eight properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, it will sell the land undeveloped.

     The following table sets forth OREO by property type as of the dates indicated:

   (IN THOUSANDS)              March 31, 1997   December 31,1996
----------------------------------------------------------------
   PROPERTY TYPE
   Single-Family                    $1,556        $   901
   Residential Condominium           6,303          6,284
   Land for Residential              1,147          1,413
   Land for Commercial                 735            735
   Retail Facilities                 7,643          5,228
   Office                                -            250
   Less: Valuation Allowance        (1,518)        (1,823)
----------------------------------------------------------------
   Total                           $15,866        $12,988


      In accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, a loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate, or by valuing the underlying collateral.

      The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the dates indicated:

       As of and for the three months ended March 31,
(IN THOUSANDS)                                   1997          1996
---------------------------------------------------------------------
Recorded Investment with Related Allowance      $17,588       $35,393
Recorded Investment with no Related Allowance     8,174         2,259
Total Recorded Investment                        25,762        37,652
Allowance for Impaired Loans                      1,881         4,201
Average Balance of Impaired Loans
  before Allowance for the Period Indicated      24,637        41,757
Interest Income Recognized                          564           571


      Income recognition on impaired loans uses methods existing for non-accrual loans but can include the accrual of interest. While a loan is in non-accrual status, some or all of the cash payments received may be treated as interest income on a cash basis as long as the remaining book balance of the loan (i.e., after charge-off of identified losses, if
any)   is  deemed  to  be  fully  collectible.   The  Bank's
determination as to the ultimate collectibility of the loan's remaining book balance must be supported by a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's historical repayment performance and other relevant factors. Of the amount of interest income recognized during the three months ended March 31, 1997 and 1996, no interest was recognized under the cash basis method.

      Management cannot predict the extent to which the current economic environment, including the real estate market, may improve or worsen, or the full impact such environment may have on the Bank's loan portfolio. Furthermore, as the Bank's primary regulators review the loan portfolio as part of their routine, periodic examinations of the Bank, their assessment of specific credits may affect the level of the Bank's non-performing loans. Accordingly, there can be no assurance that other loans will not be placed on non-accrual, become 90 days or more past due, have terms modified in the future, or become OREO.


Allowance for Credit Losses

      As of March 31, 1997, the balance of the allowance for credit losses was $15.2 million, representing 2.49% of outstanding loans and leases. This compares to an allowance for credit losses of $16.2 million as of December 31, 1996, representing 2.69% of outstanding loans and leases.

       The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans), for the three-month periods ended as indicated:

(IN THOUSANDS)                March 31, 1997   March 31, 1996
-------------------------------------------------------------
Balance, Beginning of Period     $16,209          $16,674
Provision for Credit Losses        1,000            1,500
Charge-offs                       (2,458)          (2,746)
Recoveries                           455              878
Net Charge-offs                   (2,003)          (1,868)
                               ----------       ----------
Balance, End of Period           $15,206          $16,306



     As of March 31, 1997, the allowance represents 167% and 41.7% of non-accrual loans and non-performing loans, respectively. As of December 31, 1996, the allowance represented 138% and 38.9% of non-accrual loans and non-performing loans, respectively.

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses as they may relate to loans and leases outstanding as of March
31, 1997.


Securities

      The Company classifies its securities as held to maturity or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

     Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in stockholders' equity.

      As of March 31, 1997, the Company recorded net unrealized losses of $3,656,000 on its available for sale portfolio which is included as a separate component of stockholders' equity amounting to $2,108,000, which represents the net unrealized losses, net of tax.


      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at March 31, 1997 and December 31, 1996 were as follows:

                                             Gross       Gross
(In Thousands)                     Amortized Unrealized Unrealized  Fair
March 31, 1997                        Cost     Gains       Losses   Value
--------------------------------------------------------------------------
Securities Held to Maturity
  State and Municipal Securities     1,988      16           -      2,004
  Asset Backed Securities            9,993      64           -     10,057
--------------------------------------------------------------------------
Total                               11,981      80           -     12,061

Securities available for sale
  U. S. Treasuries                   1,911       -         (41)     1,870
  U.S. Government Agencies         159,645       -      (1,281)   158,364
  Mortgage Backed Securities        49,407       -        (869)    48,538
  Corporate Notes                   19,010     416           -     19,426
  Collateralized Mortgage
        Obligations                181,438       -      (1,234)   180,204
  Asset Backed Securities           80,047       -        (672)    79,375
  Auctioned Preferred Stock         43,748       -           -     43,748
  Other Securities                 10,189      25           -     10,214
--------------------------------------------------------------------------
Total                              545,395     441      (4,097)   541,739



                                              Gross       Gross
(In Thousands)                    Amortized Unrealized Unrealized  Fair
December 31, 1996                    Cost     Gains       Losses   Value
------------------------------------------------------------------------
Securities Held to Maturity
  State and Municipal Securities    2,222        28         -       2,250
  Collateralized Mortgage
        Obligations                   56         6         -          62
  Asset Backed Securities          9,996       155         -      10,151
------------------------------------------------------------------------
Total                             12,274       189         -      12,463


Securities available for sale
  U. S. Treasuries                 1,918         -       (27)      1,891
  U.S. Government Agencies       160,718         -       (52)    160,666
  Mortgage Backed Securities      51,503         -      (247)     51,256
  Corporate Notes                 19,014       580         -      19,594
  Collateralized Mortgage
        Obligations              165,517       281         -     165,798
  Asset Backed Securities         37,474       460         -      37,934
  Auctioned Preferred Stock       72,450         -         -      72,450
  Other Securities                10,107       125         -      10,232
------------------------------------------------------------------------
Total                            518,701     1,446      (326)    519,821



      There  were no sales of securities available for  sale
during  the  quarters ended March 31, 1997 and 1996.   There
were no sales of securities held to maturity for the quarters ended March 31, 1997 and 1996.


Deposits

      The Company's deposits totaled $1,200 million as of March 31, 1997, a modest decrease of $2 million from $1,202 million as of December 31, 1996. With the exception of savings deposits which decreased $1.4 million, all categories of interest-bearing deposits increased. The net increase of interest-bearing deposits of $24.6 million was more than offset by a $24.8 million decline of non-interest bearing demand.

      There are no brokered deposits outstanding. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable.
      The maturity schedule of time certificates of deposit of $100,000 or more as of March 31, 1997 is as follows:

(IN THOUSANDS)
-----------------------------------------------------
3 Months or Less                            $249,237
Over 3 Months Through One Year               299,079
Over One Year through 5 Years                  2,105
----------------------------------------------------
Total                                       $550,421
                                           =========

Other Borrowings

     On August 31, 1990, the Company issued $15.0 million of subordinated debentures through private placement with an annual interest of 10.52% and stated maturity of September 1, 2000. The table below is a summary of required repayment schedule, as specified in the Debenture Purchase Agreement ("the Agreement").

                       (IN THOUSANDS)
------------------------------------------------
      September 1, 1997                   $3,750
      September 1, 1998                   $3,750
      September 1, 1999                   $3,750
      September 1, 2000                   $3,750
                                        --------
      Total                              $15,000


     The Agreement includes several covenants which restrict the payment of dividends, amount of indebtedness, certain acquisitions and the sale of assets. In the opinion of management, the Company was in compliance with the provisions of the Agreement as of March 31, 1997.


Regulatory Matters

     During the first quarter of 1997, the annual safety and soundness examination was conducted by the Federal Deposit Insurance Corporation ("FDIC") and the State Banking Department. Although the report has not been received, no material adverse findings are expected.





Capital Resources

     Stockholders' equity totaled $119.3 million as of March 31, 1997, an increase of $2.7 million, or 2.3% from $116.6 million as of December 31, 1996. The increase from year-end 1996 was primarily due to net income of $5,744,000, less cash dividends declared to shareholders of $814,000, and less the net change in the securities valuation account of $2,754,000. Additionally, $449,000 of the increase was the result of the exercise of stock options and the related tax benefit.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:

                                   Well-
                                Capitalized   March 31,   December 31,
                                Requirements     1997       1996
----------------------------------------------------------------------
GBC Bancorp
Tier 1 Leverage Ratio                5%          8.98%      8.74%
Tier 1 Risk-Based Capital Ratio      6%         12.51%     11.97%
Total Risk-Based Capital Ratio      10%         14.23%     13.69%

General Bank
Tier 1 Leverage Ratio                5%          8.45%      8.61%
Tier 1 Risk-Based Capital Ratio      6%         11.79%     11.81%
Total Risk-Based Capital Ratio      10%         13.05%     13.06%



Liquidity and Interest Rate Sensitivity

      Liquidity measures the ability of the Company to  meet
fluctuations  in deposit levels, to fund its operations  and to  provide for customers' credit needs. Asset liquidity  is provided by cash and short-term financial instruments  which include  federal  funds sold and securities purchased  under agreements to resell, unpledged securities held to  maturity maturing  within one year and unpledged securities available
for  sale.   These sources of liquidity amounted to   $703.8
million,  or  52.0% of total assets as of  March  31,  1997, compared to $717.0 million, or 53.0% of total assets  as  of
December 31, 1996.

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

       As   of  March  31,  1997,  total  loans  and  leases
represented 50.9% of total deposits.  This compares to 50.1%
as of  December 31, 1996.

      The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the three months ending March 31, 1997, General Bank declared cash dividends of $5.8 million to GBC Bancorp.

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

       The   Company  has  only  limited  involvement   with
derivative financial instruments and does not use  them  for
trading  purposes.   As  of March 31,  1997,  two  contracts
totaling  $1.0 million were outstanding.  These  instruments
are   used  to  manage  the  interest  rate  risk  from  the
origination  of  fixed rate residential mortgage  loans  for
sale   in  the  secondary  markets.   The  Company  utilizes
Treasury  note  futures and forward sales of mortgage-backed securities to hedge interest rate risk associated  with  its
residential   mortgage  banking  activities.   Futures   and
forward  sale  contracts provide for sale of the  underlying
securities,  including  mortgage-backed  securities,  at   a
specified  future date, at a specified price or yield.   The
amount  of  the  futures  and  forward  sale  contracts   is
determined by the aggregate amount of fixed rate commitments for  mortgage loans that are expected to be funded plus  the amount  of  fixed rate residential mortgages categorized  as being held for sale that have not been sold.  The fair value of  the  underlying  futures and forward sale  contracts  is expected  to move inversely to the change in fair  value  of the mortgage loans.

      The  Company  never intends to deliver the  underlying
securities  that  the  futures and  forward  sale  contracts commit  to  sell.  Rather, it purchases offsetting contracts to  eliminate the obligation.  The Company is exposed to the risk  that the fair value of futures contracts, being  based
on   the   value  of  the  Treasury  note  will   not   move
proportionately  with the change in value  of  the  mortgage loans  being  hedged.  This basis risk is unpredictable  and can  result  in economic loss to the Company.  There  is  no basis  risk related to the use of forward sale contracts  on mortgage-backed securities since their fair value  is  based on  similar  mortgage loans.  However, a gain or  loss  will arise  from  the difference between the fair value  and  the forward sale price of the mortgage-backed security.

      As  of March 31, 1997 and December 31, 1996 there were
outstanding  fixed  rate mortgages held  for  sale  of  $1.7
million   and  $1.9  million,  and  a  notional   value   of
derivative  instruments of $1.0 million  and  $0.5  million, respectively.  For the three months ended March 31, 1997 and
1996, the Company had realized net gains/(losses) of $17,422 and  $(7,813) with unrealized gains/(losses) of  $3,750  and
$(1,719), respectively, related to its hedging activities.

      Initial margin requirements and daily calls on future contracts are met in cash. There are no margin requirements nor daily calls on forward sale contracts since whole loans are expected to be delivered to fulfill the commitment.

      While  no  single measure can completely identify  the
impact  of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety  of time periods, the differences in the amounts  of the  Company's  rate  sensitive assets  and  rate  sensitive
liabilities.   These  differences,  or  "gaps",  provide  an
indication  of  the extent that net interest income  may  be
affected  by  future  changes in interest  rates.   However,
these  "gaps"  do  not take into account timing  differences between  the  repricing  of  assets  and  the  repricing  of liabilities.

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

       "Gap"  reports  originated  as  a  means  to  provide
management with a tool to monitor repricing differences,  or
"gaps",    between   assets   and   liabilities    repricing
differences,  or  "gaps",  between  assets  and  liabilities
repricing   in  a  specified  period,   based   upon   their
underlying contractual rights.  The use of "gap" reports  is thus  limited to a quantification of the "mismatch"  between assets  and liabilities repricing within a unique  specified
timeframe.   "Gap"  reports  cannot  be  used  to   quantify
exposure  to interest rate changes because they do not  take into account timing differences between repricing assets and liabilities, and changes in the amount of repayments.

      The  Company uses a simulation analysis to attempt  to
predict  changes  in  the yields earned on  different  asset categories and the rates paid on liabilities in relation  to
changes   in  market  interest  rates.   The  analysis   has
concluded  that the Bank's liabilities reprice  more  slowly than  it's  assets, and the Company's balance  sheet  has  a positive  gap  when the timing of repricing  is  taken  into
account.   This  results  in  an interest  rate  sensitivity
profile  for the Company where it has exposure to a downward shift  in  interest rates.  The Company has  established  an internal policy to manage its net interest income volatility to  a  change of 10% when the simulation is using an assumed instant  change of money market rates of 100  basis  points.
As  of  March  31,  1997, the Company was well  within  that policy limit.






      As  of March 31, 1997 there was a cumulative one  year
negative "gap" of $382.0 million, up from $311.4 million  as of December 31, 1996.  The $70.6 million increase in the gap
was   caused  by  the  purchase  of  intermediate   maturity
investment securities and loan activity.  The negative  gaps would  appear  to be predictive of an increase  in  the  net
interest   margin   if   interest   rates   were   to   fall
significantly.  However, as discussed above, due to the  lag in  the  downward repricing of the rates paid on liabilities versus  the immediate downward repricing of its assets,  the
Company would not anticipate a corresponding increase in the net interest margin should rates decline.

      The following table indicates the Company's interest rate sensitivity position as of March 31, 1997, and may not be reflective of positions in subsequent periods:


                                           MARCH 31, 1997
                                        INTEREST SENSITIVITY PERIOD

                              0 to 90      91 to 365   Over 1 Year    Over   Non-Interest
(In Thousands)                  Days         Days       to 5 Years   5 Years Erng/Bearing    Total
----------------------------------------------------------------------------------------------------
Earning Assets:

Securities Available
        for Sale               75,197       13,100        157,666     295,776           -    541,739
Securities Held
        to Maturity               525        7,449              -       4,007           -     11,981
Federal Funds Sold            110,000            -              -           -           -    110,000

Loans and Leases
        (1) (2)               371,842       61,093         70,159      53,608           -    556,702
Loans to Depository
        Institutions          45,000            -              -           -           -     45,000
Non-Earning Assets (2)              -            -              -           -      88,155     88,155
----------------------------------------------------------------------------------------------------
Total Assets                  602,564       81,642        227,825     353,391      88,155  1,353,577

Source of Funds for Assets:

Deposits:
  Demand                            -            -              -           -     133,891    133,891
  Interest Bearing
        Demand                223,118            -              -           -           -    223,118
  Savings                     117,960            -              -           -           -    117,960
  TCD'S Under
        $100,000               94,004       78,989          1,537           -           -    174,530
  TCD'S $100,000
        and Over              273,133      275,283          2,005           -           -    550,421
----------------------------------------------------------------------------------------------------
Total Deposits                708,215      354,272          3,542           -     133,891  1,199,920

Subordinated Debt                   -        3,750         11,250           -           -     15,000
Other Liabilities                   -            -              -           -      19,397     19,397
Stockholders' Equity                -            -              -           -     119,260    119,260
----------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders'
  Equity                      708,215      358,022         14,792           -     272,548  1,353,577
----------------------------------------------------------------------------------------------------
Interest Sensitivity
        Gap                 ($105,651)   ($276,380)      $213,033    $353,391   ($184,393)

Cumulative Interest
Sensitivity Gap             ($105,651)   ($382,031)     ($168,998)   $184,393    $      -

Gap Ratio (% of
    Total Assets)               -7.8%       -20.4%          15.7%       26.1%      -13.6%

Cumulative Gap Ratio            -7.8%       -28.2%         -12.5%       13.6%        0.0%

    (1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
    (2) Nonaccrual loans are included in non-earning assets.



Forward-Looking Statements

       This report contains forward-looking statements, usually containing the words "estimate," "project," "expected," or similar expressions. These statements are subject to uncertainties, including those discussed in this report. Sections having such statements include Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Regulatory Matters and Liquidity and Interest Rate Sensitivity.






                PART II - OTHER INFORMATION






Item 1. LEGAL PROCEEDINGS

      In the normal course of business, the Company is subject to pending and threatened legal actions. Management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the operations of the Company.


Item 2.  CHANGES IN SECURITIES

      There have been no changes in the securities of the Registrant during the quarter ended March 31, 1997.


Item 3.  DEFAULT UPON SENIOR SECURITIES

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company security holders during the quarter ended March 31, 1997.


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