Form 10-Q
period 1997-06-30
GBC BANCORP
filed 1997-08-13
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549



          Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For  Quarter Ended June 30, 1997 Commission file number   0-16213
                                                        -----------
                        GBC BANCORP
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                     95-3586596
       --------------                  -------------
(State  or  other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

  800 West 6th Street, Los Angeles,     California          90017
---------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code   213/972-4172
                                                    --------------
Former name address and former fiscal year, if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No _______
    -----------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value, 6,794,199 shares issued and
                                -----------
outstanding as of  June 30, 1997.
                 -----------------







                      TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION .............................

Item 1. Financial Statements ..............................

Item 2. Management's   Discussion   and   Analysis   of
        Financial  Condition and Results of  Operations ...


PART II OTHER INFORMATION .................................

Item 1. Legal Proceedings .................................

Item 2. Changes In Securities .............................

Item 3. Default Upon Senior Securities ....................

Item 4. Submission  Of Matters To A Vote Of  Securities
        Holders ...........................................

Item 5. Other Information .................................

Item 6. Exhibits And Reports On Form 8-K ..................



PART III- SIGNATURES ......................................


               PART I - FINANCIAL INFORMATION





                      GBC Bancorp and Subsidiaries
             Consolidated Statement of Financial Condition
                                                  June 30,    December 31,
(In Thousands, Except Share Data)                    1997         1996
--------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Cash and Due From Banks                            $47,641     $46,809
Federal Funds Sold and Securities Purchased
Under Agreements to Resell                         115,000     140,200
Securities Available for Sale at Fair Value
  (Amortized Cost of $562,634 and $518,701 at
  June 30, 1997 and December 31, 1996,
  respectively)                                    562,706     519,821
Securities Held to Maturity (Fair Value of
  $54,596 and $12,463 at June 30,1997 and
  December 31, 1996, respectively)                  54,461      12,274
Loans and Leases                                   610,141     602,354
Less:  Allowance for Credit Losses                 (14,936)    (16,209)
          Deferred Loan Fees                        (3,520)     (3,638)
                                                  ---------   ---------
Loans and Leases, Net                              591,685     582,507
Bank Premises and Equipment, Net                     5,726       5,806
Other Real Estate Owned, Net                        15,051      12,988
Due From Customers on Acceptances                    8,190       6,535
Real Estate Held for Investment                      9,023       9,686
Accrued Interest Receivable and Other Assets        14,889      15,489
                                                ----------  ----------
  Total Assets                                  $1,424,372  $1,352,115
                                                ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                           $148,082    $158,728
 Interest Bearing Demand                           232,415     213,697
 Savings                                           108,195     119,315
 Time Deposits of $100,000 or More                 588,287     545,578
 Other Time Deposits                               181,542     164,195
                                                 ---------   ---------
Total Deposits                                   1,258,521   1,201,513

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                            -           -
Subordinated Debt                                   15,000      15,000
Acceptances Outstanding                              8,190       6,535
Accrued Expenses and Other Liabilities              15,398      12,431
                                                  --------    --------
  Total Liabilities                             $1,297,109  $1,235,479

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   20,000,000 Shares Authorized; 6,794,199 and
   6,766,469 Shares Outstanding at June 30,
   1997 and December 31, 1996, respectively        $47,938     $47,281
 Securities Valuation Allowance, Net of Tax             42         646
 Retained Earnings                                  79,290      68,716
 Foreign Currency Translation Adjustments               (7)         (7)
                                                ----------  ----------
  Total Stockholders' Equity                       127,263     116,636
                                                ----------  ----------
  Total Liabilities and Stockholders' Equity    $1,424,372  $1,352,115
                                                ==========  ==========

See Accompanying Notes to Consolidated Financial Statements






                      GBC Bancorp and Subsidiaries
                    Consolidated Statement of Income
                               (Unaudited)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
(In Thousands, Except Per Share Data)     1997        1996         1997       1996
-----------------------------------------------------------------------------------

INTEREST INCOME
  Loans and Leases                     $15,677     $12,989      $30,970    $25,268
  Securities Available for Sale          8,801       9,208       17,089     17,325
  Securities Held to Maturity              505         577          764      1,225
  Federal Funds Sold and Securities
    Purchased under Agreements
    to Resell                            2,176       1,721        4,070      3,961
                                        -------     -------      -------    -------
    Total Interest Income               27,159      24,495       52,893     47,779

INTEREST EXPENSE
  Interest Bearing Demand                1,319       1,111        2,477      2,255
  Savings                                  799         950        1,563      1,881
  Time Deposits of $100,000 or More      7,311       6,259       14,088     11,937
  Other Time Deposits                    2,121       2,140        4,071      4,318
  Federal Funds Purchased and
    Securities Sold under Repurchase
    Agreements                               -         333            2        669
  Subordinated Debt                        399         399          798        798
                                        -------     -------      -------    -------
    Total Interest Expense              11,949      11,192       22,999     21,858

    Net Interest Income                 15,210      13,303       29,894     25,921
  Provision for Credit Losses                -       1,000        1,000      2,500
                                        -------     -------      -------    -------
    Net Interest Income after
      Provision for Credit Losses       15,210      12,303       28,894     23,421

NON-INTEREST INCOME
  Service Charges and Commissions        1,424       1,257        2,766      2,805
  Gain on Sale of Loans, Net                24          16           74        101
  Gain on Sale of Fixed Assets               -           8            -          8
  Gain on Sale of Real Estate
    Investment                               -           -            -        101
  Other                                    153         121          285        219
                                        -------     -------      -------    -------
    Total Non-Interest Income            1,601       1,402        3,125      3,234

NON-INTEREST EXPENSE
  Salaries and Employee Benefits         4,032       3,440        7,801      6,826
  Occupancy Expense                        714         687        1,408      1,362
  Furniture and Equipment Expense          453         395          873        791
  Net Other Real Estate Owned Expense      236         419          479        906
  Other                                  1,387       1,802        3,051      3,446
                                        -------     -------      -------    -------
    Total Non-Interest Expense           6,822       6,743       13,612     13,331

Income before Income Taxes               9,989       6,962       18,407     13,324
Provision for Income Taxes               3,529       2,300        6,203      4,353
                                        -------     -------     --------    -------
    Net Income                          $6,460      $4,662      $12,204     $8,971
                                        =======     =======     ========    =======
    Earnings Per Share                   $0.92       $0.66        $1.75      $1.27


See Accompanying Notes to Consolidated Financial Statements







                        GBC Bancorp and Subsidiaries
                   Consolidated Statement of Cash Flows
                               (unaudited)

                                              For the Six Months Ended
                                                      June 30,
(In Thousands, Except Per Share Data)             1997             1996
-----------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                      $12,204          $8,971

Adjustments to Reconcile Net Income to Net
CashProvided by Operating Activities:

Depreciation                                        584             556
Net Accretion of Discounts on Securities           (127)         (1,186)
Writedown on Real Estate Held for Investment        663             761
Provision for Credit Losses                       1,000           2,500
Provision for Losses on Other Real Estate
  Owned                                               -             554
Amortization of Deferred Loan Fees               (1,137)         (1,136)
Gain on Sale of Loans                               (74)           (101)
Gain on Sale of Real Estate Investment                -            (101)
Loss on Sale of Other Real Estate Owned              10               2
Gain on Sale of Fixed Assets                          -              (8)
Loans Originated for Sale                       (14,369)        (18,125)
Proceeds from Sales of Loans
  Originated for Sale                            15,596          23,755
Net Decrease/(Increase) in Accrued Interest
  Receivable and Other Assets                     1,044            (48)
Net Increase/ (Decrease) in Accrued Expenses
  and Other Liabilities                           2,829         (1,646)
Other, Net                                            -             (2)
                                               --------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES       $18,223        $14,746
                                               --------       ---------
INVESTING ACTIVITIES:
Purchases of Securities Available for Sale     (246,952)      (454,068)
Proceeds from Maturities of Securities
  Available for Sale                            203,118         384,059
Purchases of Securities Held to Maturity        (42,940)              -
Proceeds from Maturities of Securities Held
  to Maturity                                       781           9,580
Net Increase in Loans and Leases                (13,895)        (62,049)
Proceeds from Sales of Other Real Estate
  Owned                                           1,996           1,522
Capitalized Costs of Other
  Real Estate Owned                                (368)              -
Proceeds from Sales of Real
  Estate Investments                                  -           1,134
Purchases of Premises and Equipment                (505)           (631)
Proceeds from Sales of Bank Premises and
  Equipment                                           -              19
                                                --------       --------
NET CASH USED BY INVESTING ACTIVITIES          $(98,765)      $(120,434)
                                                --------       --------
FINANCING ACTIVITIES:
Net (Decrease)/Increase in Demand,
  Interest Bearing Demand and Saving Deposits    (3,048)         13,659
Net Increase in Time Certificates of Deposits    60,056         101,133
Cash Dividend Paid                               (1,491)         (1,074)
Proceeds from Exercise of Stock Options             657             784
                                                --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES       $56,174        $114,502

NET CHANGE IN CASH AND CASH EQUIVALENTS         (24,368)          8,814
Cash and Cash Equivalents
  at Beginning of Period                        187,009         163,837
                                               ---------       --------
Cash and Cash Equivalents at End of Period     $162,641        $172,651
                                               ---------       --------
Supplemental Disclosures of Cash Flow
Information:
  Cash Paid During This Period
   Interest                                     $23,075         $21,797
   Income Taxes                                     920           4,180
                                               ---------       --------
Noncash Investing Activities:
  Loans Transferred to Other Real Estate
    Owned at Fair Value                          $3,862         $10,180
  Loans to Facilitate the Sale of Other Real
    Estate Owned                                      -             262
                                               ---------       --------

See Accompanying Notes to Consolidated Financial Statements.





                GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       In   the  opinion  of  management,  the  consolidated
financial statements of GBC Bancorp and its subsidiaries (the "Company") as of June 30, 1997 and December 31, 1996, and the six and three months ended June 30, 1997 and 1996, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.

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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

       Net income for the second quarter of 1997 was $6,460,000, or $0.92 per share, compared to $4,662,000, or
$0.66 per share, for the corresponding period of 1996, representing the sixth consecutive record setting quarterly net income for the Company. The increase in the net income for the second quarter was primarily the result of an increase in net interest income and a reduced provision for credit losses.

      For the six months ended June 30, 1997, net income totaled $12,204,000, an increase of $3,233,000, or 36.0%, from the $8,971,000 earned during the corresponding period of 1996. Earnings per share for the six months ended June 30, 1997 were $1.75 compared to $1.27 for the same period of 1996. The increase in net income was primarily due to an increase in net interest income combined with a lower provision for credit losses. The increase in net interest income is due to an increase in the net interest spread and an increase in average interest earning assets. The decline in the provision for credit losses in 1997 primarily reflects a reduction in non-accrual loans. Non-accrual loans decreased to $9.6 million as of June 30, 1997, compared to $19.0 million as of June 30, 1996. The decline in non-accrual loans is a reflection of the improvement of the Southern California economy, in general, and the quality of the Bank's real estate loan portfolio, in particular.

      For the quarter ended June 30, 1997 and 1996, the return on average assets ("ROA") was 1.87% and 1.41%, respectively, and the return on average stockholders' equity ("ROE") was 21.22% and 18.16%, respectively. The improvement of these ratios is as explained above.

      For the six months ended June 30, 1997 and 1996, the ROA was 1.80% and 1.39%, respectively. For the six months ended June 30, 1997 and 1996, the ROE was 20.40% and 17.61%,
respectively.   The  improvement  of  these  ratios  is   as
explained above.

Recent Developments

     On July 28, 1997, GBC Bancorp announced the issuance of
$40 million of 8.375% subordinated notes due August 1, 2007.

      The net proceeds to GBC Bancorp from the sale of the notes (after deducting the underwriting discount and the estimated expenses of the offering) are estimated to be $38,390,000. GBC Bancorp intends to use a portion of the net proceeds for general corporate purposes, which may include the repayment of it's $15 million of outstanding subordinated debentures, repurchases of it's common stock and possible future acquisitions. GBC Bancorp's $15 million outstanding subordinated debentures have a stated maturity of September 1, 2000 and bear interest at a rate of 10.52%. Although GBC Bancorp has no contractual right to prepay the subordinated debentures, it is currently negotiating prepayment with the holder of such debentures. Any such prepayment would require a prepayment premium which would be paid with a portion of the net proceeds. Pending their ultimate application, the net proceeds may be loaned to the Bank or invested in short term investment grade financial instruments. The notes are expected to be treated as Tier 2 capital for regulatory purposes. As Tier 2 capital, they will help to strengthen further the capital structure of the Company.




RESULTS OF OPERATIONS


Net Interest Income

      For the quarter ended June 30, 1997 and 1996, net interest income before the provision for credit losses was $15,210,000 and $13,303,000, respectively, representing an increase of $1,907,000, or 14.3%. The components describing this change are described below.

      Total interest income for the quarter ended June 30, 1997 was $27,159,000, representing a $2,664,000, or 10.9%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $43.3 million, or 3.4%, of average interest earning assets, and a 54 basis point increase on the yield on interest earning assets. For the quarter ended June 30, 1997 and 1996, the yield on interest earning assets was 8.33% and 7.79%, respectively. The yield increase reflects an improvement in the percentage of the balance of average accruing loans to average interest earning assets, a decline in non-accrual loans, and an increase in the yield on securities. For the quarter ended June 30, 1997, average accruing loans to average interest earning assets was 45%, average nonaccrual loans were $9 million, and the yield on securities was 6.62%, compared to 37%, $31 million, and 6.20%, respectively, for the quarter ended June 30, 1996.

      Total interest expense for the quarter ended June 30, 1997 was $11,949,000, representing a $757,000, or 6.8%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $22.6 million of interest bearing liabilities, and an increased cost of funds. For the quarter ended June 30, 1997 and 1996, the cost of funds was 4.33% and 4.15%, respectively.

      For the six months ended June 30, 1997, net interest income before the provision for credit losses was $29,894,000, an increase of $3,973,000, or 15.3%, compared to the corresponding period of 1996. The components describing this change are described below.

     Total interest income for the six months ended June 30, 1997 was $52,893,000 compared to $47,779,000 for the corresponding period of a year ago. The $5,114,000, or 10.7%, increase is primarily the result of both an increase in the balance of average interest earning assets and in the yield on average interest earning assets. Average interest earning assets increased to $1,292.2 million for the six months  ended  June 30, 1997 from $1,229.8 million  for  the corresponding period of a year ago, representing a $62.4 million, or 5.1%, increase. This growth was primarily the result of a $110.7 million increase in the average balance of loans and leases partially offset by a reduction of $49.2 million in the average balance of securities. There was also a $0.9 million increase of federal funds sold & securities purchased under agreements to resell. The yield on interest earning assets increased to 8.25% for the six months ended June 30, 1997, from 7.81% for the corresponding period of a year ago, representing a 44 basis point increase. The yield improvement is due to the increase in the average balance of accruing loans as a percentage of average interest earning assets (45% in 1997 from 36% in 1996), a decline in the balance of average non-accrual loans to $11 million in 1997 from $38 million in 1996, and an increase in the yield on securities to 6.55% in 1997 from 6.23% in 1996.

      Total interest expense for the six months ended June 30, 1997, was $22,999,000 compared to $21,858,000 for the corresponding period of a year ago. The increase of $1,141,000, or 5.2%, was due to an increase in the average balance of interest bearing deposits and an increase in the cost of funds. For the six months ended June 30, 1997 and 1996, the balance of average interest bearing deposits was $1,074.1 million and $1,009.1 million, respectively, an increase of $65.0 million, or 6.4%. There was also a slight increase in the cost of funds to 4.26% for the six months ended June 30, 1997 from 4.19% for the corresponding period of the prior year. While rates paid for the certificates of deposits declined in 1997 compared to 1996, this higher costing deposit product comprised a larger percentage of the balance of average interest bearing deposits in 1997 compared to 1996, which, accordingly, increased the cost of funds.

      The net interest spread is defined as the yield on interest earning assets less the rates paid on interest bearing liabilities. For the six months ending June 30, 1997 and 1996, the net interest spread was 3.99% and 3.62%, respectively. The increase in the spread is due to the reasons explained above.

      The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the six months ended June 30, 1997 and 1996, the net interest margin was 4.67% and 4.24%, respectively. The increase in the margin is primarily the result of the improved yield on interest earning assets.


Provision for Credit Losses

      For the quarter ended June 30, 1997, there was no provision for credit losses compared to $1,000,000 for the corresponding period a year ago.

      For the six months ended June 30, 1997, the provision for credit losses was $1,000,000, compared to $2,500,000 for the same period of 1996, a decrease of $1,500,000, or 60.0%.

       The decline in the provision for credit losses primarily reflects the reduction in non-accrual loans. As of June 30, 1997, non-accrual loans totaled $9.6 million compared to $11.7 million and $19.0 million as of December 31, 1996 and June 30, 1996, respectively. The combination of loans returned to accrual status, repayments, transfers to OREO and charge-offs, significantly impacted the reduction of non-accrual loans. The decline in non-accrual loans and the corresponding decrease in the provision is also a reflection of the continued improvement of the Southern California economy, in general, and the quality of the Bank's real estate loan portfolio, in particular.

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


Non-Interest Income

     Non-interest income for the quarter ended June 30, 1997 totaled $1,601,000, representing a $198,000, or 14.1%, increase compared to $1,403,000 for the quarter ended June 30, 1996. The increase was primarily the result of a $167,000 increase in service charges and commissions due in large measure to increased commissions earned by the Bank's International Department and increased service charges on deposit accounts.

      For the six months ended June 30, 1997, non-interest income totaled $3,125,000 representing a $109,000, or 3.4%, decrease compared to $3,234,000 for the six months ended June 30, 1996. The net decrease was primarily due to the receipt of a $400,000 fee in exchange for which the Bank released a guarantor of a real estate loan, in the first quarter of 1996.


Non-Interest Expense

      For the three months ended June 30, 1997, non-interest expense was $6,822,000, representing a $79,000, or 1.2%, increase over $6,743,000 for the corresponding period of a year ago.

      For the six months ended June 30, 1997, non-interest expense was $13,612,000, representing a $281,000, or 2.1%, increase over $13,331,000 reported for the corresponding period of a year ago. The net increase was due to a $975,000, or 14.3%, increase in salaries and employee benefits, partially offset by decreases in net other real estate owned expense and other expense of $427,000 and $395,000, respectively. The increase in salaries and employee benefits was caused primarily by higher level of pre-tax income. The reduced net other real estate owned expense is primarily the result of no required provision for OREO valuation in 1997 compared to $554,000 in 1996. The decline of other expense was primarily the result of reduced legal fees.

      For the six months ended June 30, 1997, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, declined to 41.2%, comparing favorably to 45.7% for the corresponding period of 1996.


Provision for Income Taxes

      For the quarter ended June 30, 1997 and 1996, the provision for income taxes was $3,529,000 and $2,301,000, respectively, representing effective tax rates of 35.3% and 33.0%.

      For the six months ended June 30, 1997, the provision for income taxes was $6,203,000, representing 33.7% of pre-tax income. The provision for the six months ended June 30, 1996, was $4,353,000, representing 32.7% of pre-tax income.


FINANCIAL CONDITION

     Total assets as of June 30, 1997 were $1,424.4 million, an increase of $72.3 million from total assets of $1,352.1 million as of December 31, 1996. The increase was mainly due to a growth of deposits that was invested primarily in investment securities. As of June 30, 1997 and December 31, 1996, total deposits were $1,258.5 million and $1,201.5 million, respectively.


Loans

      As of June 30, 1997, loans and leases totaled $610.1 million, representing a $7.7 million, or 1.3%, increase from the balance of $602.4 million as of December 31, 1996. Growth in the commercial loan portfolio representing $42.5 million was primarily in the trade-financing area which increased $34.9 million. The growth of this category of loan reflects the growth in international trade and new customer relationships. In addition, there was an increase of $11.4 million of real estate - construction. Partially offsetting the above were decreases of $19.7 million and $30.0 million in the real estate - conventional and term federal funds sold loan categories, respectively.


      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:

----------------------------------------------------------------------
                                 June 30, 1997      December 31, 1996
(DOLLARS IN THOUSANDS)        Amount   Percentage  Amount   Percentage
----------------------------------------------------------------------

Commercial                   $225,789      37.00%  $183,268   30.43%
Real Estate - Construction     77,975      12.78%    66,572   11.05%
Real Estate - Conventional    253,382      41.53%   273,081   45.34%
Installment                        70       0.01%        86    0.01%
Other Loans                    25,414       4.17%    22,361    3.71%
Leveraged Leases                7,511       1.23%     6,986    1.16%
Term Fed Funds Sold            20,000       3.28%    50,000    8.30%
----------------------------------------------------------------------
Total                        $610,141     100.00%  $602,354  100.00%
----------------------------------------------------------------------

Non-Performing Assets

      A certain degree of risk is inherent in the extension of credit. Management has credit policies in place to minimize the level of loan losses and non-performing loans. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance. Included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the
respective  effective  interest  rate  or  by  valuing   the
underlying collateral.

       The Company has a policy of classifying loans (including an impaired loan) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or other circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied as principal reduction or reported as recoveries on amounts previously charged-off, according to management's judgment as to the collectability of principal.

      The  following table provides information with respect
to   the   Company's  past  due  loans,  non-accrual  loans,
restructured loans and other real estate owned, net, as of the dates indicated:

-------------------------------------------------------------------
(IN THOUSANDS)                   June 30, 1997    December 31, 1996
-------------------------------------------------------------------
Loans 90 Days or More Past Due
  and Still Accruing                   $400             $6,779
Non-accrual Loans                     9,586             11,719
                                   --------           --------
Total Past Due Loans                  9,986             18,498
Restructured Loans                   20,837             23,125
                                   --------           --------
Total Non-performing Loans           30,823             41,623
Other Real Estate Owned, Net         15,051             12,988
                                   --------           --------
Total Non-Performing Assets         $45,874            $54,611
                                   --------           --------

     Total non-performing assets decreased to $45.9 million, as of June 30, 1997, from $54.6 million, as of December 31, 1996, representing an $8.7 million, or 15.9%, reduction. The net decrease was due to reductions in all categories of non-performing loans, partially offset by an increase of other real estate owned, net.

      Non-accrual loans declined to $9.6 million as of  June
30, 1997, from $11.7 million, as of December 31, 1996, a reduction of $2.1 million, or 17.9%.

     The following table analyzes the decline in non-accrual loans during the six months ended June 30, 1997:

----------------------------------------------------
(IN THOUSANDS)
----------------------------------------------------
Balance, December 31, 1996                  $11,719
                                           ---------
Add: Loans placed on non-accrual              8,534
Less: Charge-offs                            (2,055)
         Returned to accrual status          (2,177)
         Repayments                          (2,777)
         Transfer to OREO                    (3,658)
                                           ---------
Balance, June 30, 1997                       $9,586
                                           ---------

      The following table breaks out the Company's non-accrual loans by category as of June 30, 1997 and December
31, 1996:

--------------------------------------------------------------
(IN THOUSANDS)             June 30, 1997     December 31, 1996
--------------------------------------------------------------
Commercial                      $4,047              $3,219
Real Estate- Construction          455                 477
Real Estate- Conventional        5,057               8,023
Other Loans                         27                   -
                              ---------           ---------
Total                           $9,586             $11,719
                              ---------           ---------

      The balance of restructured loans as of June 30, 1997 was $20.8 million compared to $23.1 million as of December 31, 1996, representing a $2.3 million, or 10.0%, decrease. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-
accrual   loans   are  not  included  in  the   balance   of
restructured loans. As of June 30, 1997, restructured loans consisted of fifteen real estate credits. This compares to
sixteen  real estate credits as of December 31,  1996.   The
weighted average yield of the restructured loans as of June 30, 1997, was 10.21%. All restructured loans are performing pursuant to the terms and conditions of the restructuring.

      The following table breaks out the restructured loans by accrual status as of the dates indicated:

-------------------------------------------------------------
(IN THOUSANDS)              June 30, 1997   December 31, 1996
-------------------------------------------------------------
On Accrual Status              $20,837           $23,125
On Non-accrual Status              223             2,820
                              --------          --------
Total                          $21,060           $25,945
                              --------          --------

      There are no commitments to lend additional funds on any of the restructured loans.

      As of June 30, 1997, other real estate owned ("OREO"), net of valuation allowance of $1.5 million, totaled $15.1 million, representing an increase of $2.1 million, or 16.2%, from the net balance of $13.0 million, net of valuation allowance of $1.8 million, as of December 31, 1996. As of
June  30, 1997 and December 31, 1996, OREO consisted  of  26 properties.


     The outstanding OREO properties are all included in the Bank's market area. They include single family residences, condominiums, commercial buildings, and land both for commercial and residential improvement. Seven properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, it will sell the land undeveloped.

      The following table sets forth OREO by property type for the dates as indicated:

----------------------------------------------------------------
(IN THOUSANDS)               June 30, 1997     December 31, 1996
----------------------------------------------------------------
PROPERTY TYPE
Single-Family Residential            $701             $901
Condominium                         4,051            6,284
Multi-Family Residential              220                -
Land for Residential                3,614            1,413
Land for Commercial                   735              735
Retail Facilities                   7,196            5,228
Office                                 34              250
Less: Valuation Allowance          (1,500)          (1,823)
                                 ----------      -----------
Total                             $15,051          $12,988
                                 ----------      -----------

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

      The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:

-------------------------------------------------------------------------
(IN THOUSANDS)                             June 30, 1997    Dec. 31, 1996
-------------------------------------------------------------------------
Recorded Investment with Related Allowance     $19,436       $21,210
Recorded Investment with no Related Allowance    3,147         2,303
                                               -------       -------
Total Recorded Investment                       22,583        23,513
                                               -------       -------
Allowance for Impaired Loans                     1,705         2,011
                                               -------       -------


      The average balance of impaired loans before the allowance was $24.4 million for the six months ended June
30,  1997  and  $35.7  million for the twelve  months  ended
December 31, 1996.

      Income recognition on impaired loans uses methods existing for non-accrual loans but can include the accrual of interest. While a loan is in non-accrual status, some or all of the cash payments received may be treated as interest income on a cash basis as long as the remaining book balance of the loan (i.e. after charge-off of identified losses, if
any)   is  deemed  to  be  fully  collectible.   The  Bank's
determination as to the ultimate collectibility of the loan's remaining book balance must be supported by a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's historical repayment performance and other relevant factors. For the six months ended June 30, 1997 and 1996, interest income recognized on impaired loans was $832,000 and $1,472,000, respectively. Of the amount of interest income recognized during the six months ended June 30, 1997 and 1996, no interest was recognized under the cash basis method.

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


Allowance for Credit Losses

      As of June 30, 1997, the balance of the allowance for credit losses was $14.9 million, representing 2.44% of outstanding loans and leases. This compares to an allowance for credit losses of $16.2 million as of December 31, 1996, representing 2.69% of outstanding loans and leases.

      The table below summarizes the activity in the total allowance for credit losses (which amount includes the allowance on impaired loans) for the six month periods ended as indicated:

-------------------------------------------------------------
(IN THOUSANDS)                 June 30, 1997    June 30, 1996
-------------------------------------------------------------
Balance, Beginning of Period      $16,209          $16,674
                                 ---------        ---------
Provision for Credit Losses         1,000            2,500
                                 ---------        ---------
Charge-offs                        (3,622)          (4,008)
Recoveries                          1,349            1,510
                                 ---------        ---------
Net Charge-offs                    (2,273)          (2,498)
                                 ---------        ---------
Balance, End of Period            $14,936          $16,676
                                 ---------        ---------

     As of June 30, 1997, the allowance represents 48.5% and 156% of non-performing loans and of non-accrual loans, respectively. As of December 31, 1996, the allowance represented 38.9% and 138% of non-performing loans and of non-accrual loans, respectively.

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of June 30, 1997.


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

      As of June 30, 1997, the Company recorded gross unrealized gains of $72,000 on its available-for-sale portfolio and the inclusion as a separate deduction of stockholders' equity of $42,000, representing the unrealized holding gain, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at June 30, 1997 and December 31, 1996 were as follows:

------------------------------------------------------------------------------------
                                                     Gross       Gross
(In Thousands)                         Amortized   Unrealizd    Unrealiz     Fair
June 30, 1997                             Cost       Gains       Losses     Value
------------------------------------------------------------------------------------
Securities Held to Maturity
  State and Municipal Securities         $1,475         $8          $-     $1,483
  U.S. Government Agencies               42,945         71           -     43,016
  Collateralized Mortgage Obligations        51          -           -         51
  Asset Backed Securities                 9,990         56           -     10,046
                                       --------      -----       ------   -------
Total Securities Held to Maturity       $54,461       $135          $-    $54,596
                                       --------      -----       ------   -------
Securities available for sale
  U. S. Treasuries                        6,905          -          (4)      6,901
  U.S. Government Agencies              172,789          -        (145)    172,644
  Mortgage Backed Securities             55,143          -        (255)     54,888
  Corporate Notes                        16,006        341           -      16,347
  Collateralized Mortgage Obligations   177,416          -        (255)    177,161
  Asset Backed Securities                89,960        390           -      90,350
  Auctioned Preferred Stock              33,900          -           -      33,900
  Other Securities                       10,515          -           -      10,515
                                       --------      -----       ------   --------
Total Securities Available for Sale    $562,634       $731       $(659)   $562,706
                                       --------      -----       ------   --------

------------------------------------------------------------------------------------
                                                     Gross       Gross
(In Thousands)                         Amortized   Unrealizd    Unrealiz     Fair
December 31, 1996                         Cost       Gains       Losses     Value
------------------------------------------------------------------------------------
Securities Held to Maturity
  State and Municipal Securities          $2,222       $28          $-      $2,250
  Collateralized Mortgage Obligations         56         6           -          62
  Asset Backed Securities                  9,996       155           -      10,151
                                        --------      -----       ------   --------
Total Securities Held to Maturity        $12,274      $189          $-     $12,463
                                        --------      -----       ------   --------
Securities available for sale
  U. S. Treasuries                         1,918         -         (27)      1,891
  U.S. Government Agencies               160,718         -         (52)    160,666
  Mortgage Backed Securities              51,503         -        (247)     51,256
  Corporate Notes                         19,014       580           -      19,594
  Collateralized Mortgage Obligations    165,517       281           -     165,798
  Asset Backed Securities                 37,474       460           -      37,934
  Auctioned Preferred Stock               72,450                     -      72,450
  Other Securities                        10,107       125           -      10,232
                                        --------     ------       ------  --------
Total Securities Available for Sale     $518,701    $1,446        $(326)  $519,821
                                        --------     ------       ------  --------



      There  were no sales of securities available for  sale
during  the six months ended June 30, 1997 and 1996.   There
were no sales of securities held to maturity for the six months ended June 30, 1997 and 1996.


Deposits

      The Company's deposits totaled $1,258.5 million as of June 30, 1997, representing a $57.0 million, or 4.7%, increase from total deposits of $1,201.5 million as of
December 31, 1996. The net growth was primarily due to increases in time deposits, which increased $60.0 million, or 8.5%. Interest-bearing demand also increased $18.7 million, with decreases in demand and savings of $10.6 million and $11.1 million, respectively, partially offsetting the total deposit increase.

      There are no brokered deposits outstanding. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, historically, the depositors have generally renewed their deposits at their maturity. Accordingly, the Company believes its deposit source to be stable.

      The maturity schedule of time certificates of deposit of $100,000 or more, as of June 30, 1997, is as follows:

------------------------------------------------------
(IN THOUSANDS)
------------------------------------------------------
3 Months or Less                           $289,635
Over 3 Months Through One Year              296,631
Over One Year through 5 Years                 2,021
                                          ----------
Total                                      $588,287
                                          ----------

Other Borrowings

     On August 31, 1990, the Company issued $15.0 million of subordinated debentures through private placement with an annual interest rate of 10.52% and stated maturity of September 1, 2000. The table below is a summary of the required repayment schedule, as specified in the Debenture Purchase Agreement ("the Agreement").

------------------------------------------------------
                    (IN THOUSANDS)
------------------------------------------------------
      September 1, 1997                    $3,750
      September 1, 1998                    $3,750
      September 1, 1999                    $3,750
      September 1, 2000                    $3,750
                                        ----------
      Total                               $15,000
                                        ----------

     The Agreement includes several covenants which restrict the payment of dividends, amount of indebtedness, certain acquisitions and the sale of assets. In the opinion of management, the Company was in compliance with the provisions of the Agreement as of June 30, 1997.


Regulatory Matters

     During the first quarter of 1997, the annual safety and soundness examination was conducted by the Federal Deposit Insurance Corporation ("FDIC") and the State Banking department. Reports have been received by the Bank from both agencies with no material adverse findings noted.


Capital Resources

      As of June 30, 1997, stockholders' equity totaled $127.3 million, an increase of $10.6 million, or 9.1%, from $116.6 million as of December 31, 1996. The increase was due primarily to net income of $12.2 million, less cash dividends declared to stockholders of $1.6 million, less the net change in the securities valuation allowance, net of tax, of $0.6 million, for the six months ended June 30, 1997. Additionally, approximately $0.6 million of the net increase resulted from the exercise of stock options and related tax benefits.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:

--------------------------------------------------------------------------
                                 Well-Capitalized  June 30,   December 31,
                                     Standards       1997       1996
--------------------------------------------------------------------------
GBC Bancorp
Tier 1 Leverage Ratio                    5%           9.14%      8.74%
Tier 1 Risk-Based Capital Ratio          6%          12.89%     11.97%
Total Risk-Based Capital Ratio          10%          14.60%     13.69%

General Bank
Tier 1 Leverage Ratio                    5%           8.62%      8.61%
Tier 1 Risk-Based Capital Ratio          6%          12.17%     11.81%
Total Risk-Based Capital Ratio          10%          13.42%     13.06%


Liquidity and Interest Rate Sensitivity

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $732.5 million, or 51.4% of total assets, as of June 30, 1997, compared to $717.0 million, or 53.0% of total assets, as of December 31, 1996.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit currently equal to 25 percent of assets with terms up to 360 months. As of June 30, 1997, the Company has no borrowing outstanding under this financing facility with the FHLB. Management believes its liquidity sources to be stable and adequate.

     As of June 30, 1997, total loans and leases represented
48.5% of total deposits. This compares to 50.1% as of December 31, 1996.

      As of June 30, 1997, management is not aware of any information that would result in or that was reasonably likely to have a material effect on the Company's liquidity and capital resources.

      The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 1997, General Bank paid/declared $6.6 million of cash dividends to GBC Bancorp.

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

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As of June 30, 1997, three contracts totaling $2 million were outstanding. These instruments are used to manage the interest rate risk from the origination of fixed rate residential mortgage loans for sale in the secondary markets. The Company utilizes Treasury note futures and forward sales of mortgage-backed securities to hedge interest rate risk associated with its residential mortgage banking activities. Futures and forward sale contracts provide for sale of the underlying securities, including mortgage-backed securities, at a specified future date, at a specified price or yield. The amount of the futures and forward sale contracts is determined by the aggregate amount of fixed rate commitments for mortgage loans that are expected to be funded plus the amount of fixed rate residential mortgages categorized as being held for sale that have not been sold. The fair value of the underlying futures and forward sale contracts is expected to move inversely to the change in fair value of the mortgage loans.

      The Company never intends to deliver the underlying securities that the futures and forward sale contracts commit to sell, rather it purchases offsetting contracts to eliminate the obligation. The Company is exposed to the risk that the fair value of futures contracts, being based on the value of the Treasury note will not move proportionately with the change in value of the mortgage loans being hedged. This basis risk is unpredictable and can result in economic loss to the Company. There is no basis risk related to the use of forward sale contracts on mortgage-backed securities since their fair value is based on similar mortgage loans. However, a gain or loss will arise from the difference between the fair value and the forward sale price of the mortgage-backed security. At the time the obligation of the forward sales contract or treasury note future is eliminated, a resulting gain or loss is included in the computation of the gain/loss on sale of loans, net, and accordingly, is included in non-interest income. In addition, as of month-end, unrealized gains/losses on outstanding contracts are recorded and included in gain/loss on sale of loans, net.

      As of June 30, 1997 and December 31, 1996, there were outstanding fixed rate mortgages held for sale of $0.8 million and $1.9 million, and a notional value of derivative instruments of $2.0 million and $0.5 million, respectively. For the six months ended June 30, 1997 and 1996, the Company had realized net losses of $4,000 and $11,000, respectively, related to its hedging activities. There was a $5,000 unrealized loss related to hedging activities as of June 30, 1997. There was no unrealized gain/loss related to hedging activities as of June 30, 1996.

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

       "Gap" reports originated as a means to provide management with a tool to monitor repricing differences, or "gaps", between assets and liabilities repricing differences, or "gaps", between assets and liabilities repricing in a specified period, based upon their underlying contractual rights. The use of "gap" reports is thus limited to a quantification of the "mismatch" between assets and liabilities repricing within a unique specified timeframe. "Gap" reports cannot be used to quantify exposure to interest rate changes because they do not take into account timing differences between repricing assets and liabilities, and changes in the amount of prepayments.

      The Company uses a simulation analysis to attempt to predict changes in the yields earned on different asset categories and the rates paid on liabilities in relation to changes in market interest rates. The analysis has concluded that the Bank's liabilities reprice more slowly than it's assets, and the Company's balance sheet has a positive gap when the timing of repricing is taken into account. This results in an interest rate sensitivity profile for the Company where it has exposure to a downward shift in interest rates. The Company has established an internal policy to manage its net interest income volatility to a change of 10% when the simulation is using an assumed instant change of money market rates of 100 basis points and to a change of 15% when the assumed rate change is 200 basis points. As of June 30, 1997, the Company was well within the policy limits.

      As of June 30, 1997, there was a cumulative one year negative "gap" of $446.7 million, up from $311.4 million as of December 31, 1996. The $135.3 million increase in the gap was caused by the purchase of intermediate maturity investment securities and loan activity. The negative gaps would appear to be predictive of an increase in the net interest margin if interest rates were to fall significantly. However, as discussed above, due to the lag in the downward repricing of the rates paid on liabilities versus the immediate downward repricing of its assets, the Company would not anticipate a corresponding increase in the net interest margin should rates decline.

      The following table indicates the Company's interest rate sensitivity position as of June 30, 1997, and may not be reflective of positions in subsequent periods:

                                           JUNE 30, 1997
                                    INTEREST SENSITIVITY PERIOD
------------------------------------------------------------------------------------------------------
                                0 to 90    91 to 365   Over 1 Year     Over    Non-Interest
(In Thousands)                    Days        Days      to 5 Years    5 Years  Erng/Bearing     Total
------------------------------------------------------------------------------------------------------

Securities Available for Sale    $57,242     $21,337      $173,628    $310,499         $-      $562,706
Securities Held to Maturity        6,488         975        33,121      13,877          -        54,461
Federal Funds Sold &
 Securities Purchased Under
 Agreements to Resell            115,000           -             -           -          -             -
 Loans and Leases (1) (2)        409,543      33,859        69,766      67,387          -       580,555
Loans to Depository Institution   20,000           -             -           -          -        20,000
Non-Earning Assets (2)                 -           -             -           -     91,650        91,650
                                --------     -------      --------    --------    -------    ----------
Total Assets                    $608,273     $56,171      $276,515    $391,763    $91,650    $1,424,372
                                --------     -------      --------    --------    -------    ----------

Source of Funds for Assets:

Deposits:
  Demand                              $-          $-            $-          $-   $148,082      $148,082
  Interest Bearing Demand        232,415           -             -           -          -       232,415
  Savings                        108,195           -             -           -          -       108,195
  TCD'S Under $100,000            85,757      94,793           992           -          -       181,542
  TCD'S $100,000 and Over        292,836     293,430         2,021           -          -       588,287
                                --------     -------      --------    --------   --------    ----------
Total Deposits                  $719,203    $388,223        $3,013          $-   $148,082    $1,258,521
                                --------     -------      --------    --------    -------    ----------

Subordinated Debt                 $3,750          $-       $11,250          $-         $-       $15,000
Other Liabilities                      -           -             -           -     23,588        23,588
Stockholders' Equity                   -           -             -           -    127,263       127,263
                                --------     -------      --------    --------    -------    ----------
Total Liabilities and
  Stockholders' Equity          $722,953    $388,223       $14,263          $-   $298,933    $1,424,372
                                --------     -------      --------    --------    -------    ----------                            2

Interest Sensitivity Gap       ($114,680)  ($332,052)     $262,252    $391,763  ($207,283)
Cumulative Interest
  Sensitivity Gap              ($114,680)  ($446,732)    ($184,480)   $207,283        -

Gap Ratio (% of Total Assets)     -8.1%      -23.3%         18.4%        27.5%     -14.6%

Cumulative Gap Ratio              -8.1%      -31.4%        -13.0%        14.6%       0.0%


(1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
(2) Nonaccrual loans are included in non-earning assets.



Forward-Looking Statements

     Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-
Performing Assets, Allowance for Credit Losses, and Liquidity and Interest Rate Sensitivity. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Recent Accounting Developments

       In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per share". SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to SFAS 15. Implementation of SFAS 128 will not have a material adverse effect on the Company's financial condition or results of operations.

       In February, 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure". This statement was issued in connection with SFAS 128. The statement lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. Whereas SFAS 128 applies only to public entities, the guidance relative to SFAS 129 is applicable to both public and non-public entities. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Implementation of SFAS 129 will not have a materiel adverse effect on the Company's financial condition or results of operations.

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement, but will require the Company to display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Implementation of SFAS 130 will not have a material adverse effected on the Company's financial condition or results of operations.

      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS 131 will not have a materiel adverse effect on the Company's financial condition or results of operations.





                 PART II - OTHER INFORMATION






Item 1. LEGAL PROCEEDINGS

      The Bank is a defendant in various lawsuits arising from the normal course of business. No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended June 30, 1997. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.


Item 2.  CHANGES IN SECURITIES

      There have been no changes in the securities of the Registrant during the quarter ended June 30, 1997.


Item 3.  DEFAULT UPON SENIOR SECURITIES

     This item is not applicable.

Item  4.   SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITIES
HOLDERS

     At the Annual Meeting of Shareholders held on April 24, 1997, a proposal to elect seventeen directors to the Board of Directors of the Registrant to hold office until the next meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:

                                    For             Withheld
                            -----------            ---------
Eric W. Chang                 5,513,704               17,182
Helen Y. Chen                 5,513,704               17,182
Thomas C. T. Chiu             5,513,704               17,182
Stephen Huang                 5,513,704               17,182
Chuang-I Lin                  5,513,704               17,182
Ko-Yen Lin                    5,513,704               17,182
Ting Yung Liu                 5,513,704               17,182
Alan Thian                    5,513,704               17,182
John Wang                     5,513,704               17,182
Kenneth Wang                  5,513,704               17,182
Chien-Te Wu                   5,513,704               17,182
Julian Wu                     5,513,704               17,182
Li-Pei Wu                     5,513,704               17,182
Peter Wu                      5,513,704               17,182
Ping C. Wu                    5,513,704               17,182
Walter Wu                     5,513,704               17,182
Chin-Liang Yen                5,513,704               17,182


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