Form 10-Q
period 1997-09-30
GBC BANCORP
filed 1997-11-13
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549



          Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For  Quarter Ended September 30, 1997 Commission file number 0-16213
                   ------------------                        -------
                        GBC BANCORP
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                     95-3586596
---------------------------------------------------------------------------
(State  or  other jurisdiction of       (I.R.S. Employee Identification No.)
incorporation or organization)

    800 West 6th Street, Los Angeles,           California   90017
---------------------------------------------------------------------------
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code   213/972-4172
                                                     ------------
----------------------------------------------------------------------------
Former  name  address and former fiscal  year,  if  changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
   ---------   ---------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value, 6,984,369 shares issued and outstanding as of September 30, 1997.








                      TABLE OF CONTENTS
                      -----------------


PART I -  FINANCIAL INFORMATION.........................................   3

 Item 1.  Financial Statements..........................................   4

 Item 2. Management's Discussion and Analysis of Financial  Condition and
         Results of  Operations.........................................   7



PART II -  OTHER INFORMATION............................................  28

 Item 1. Legal Proceedings..............................................  29

 Item 2. Changes In Securities..........................................  29

 Item 3. Default Upon Senior Securities.................................  29

 Item 4. Submission Of Matters To A Vote Of  Securities Holders ........  29

 Item 5. Other Information.............................................   29

 Item 6. Exhibits And Reports On Form 8-K..............................   29



PART III - SIGNATURES.................................................    30



































               PART I - FINANCIAL INFORMATION





















                                        GBC Bancorp and Subsidiaries
                                         Consolidated Balance Sheets


                                                                           September30,         December 31,
(Dollars In Thousands)                                                         1997                1996
--------------------------------------------------------------------------------------------------------------

ASSETS

Cash and Due From Banks                                                   $       39,778       $      46,809
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell                                            122,200             140,200
Securities Available for Sale at Fair Value (Amortized Cost of $623,262
 and $518,701 at September 30, 1997 and December 31, 1996, Respectively)         626,065             519,821
Securities Held to Maturity (Fair Value of $50,146 and $12,463 at
 September 30,1997 and December 31, 1996, Respectively)                           50,005              12,274
Loans and Leases                                                                 611,578             602,354
Less:  Allowance for Credit Losses                                               (14,962)            (16,209)
       Deferred Loan Fees                                                         (3,834)             (3,638)
                                                                         ----------------    -----------------
Loans and Leases, Net                                                            592,782             582,507
Bank Premises and Equipment, Net                                                   5,650               5,806
Other Real Estate Owned, Net                                                      14,891              12,988
Due From Customers on Acceptances                                                  9,815               6,535
Real Estate Held for Investment                                                    8,692               9,686
Accrued Interest Receivable and Other Assets                                      17,473              15,489
                                                                         ---------------     -----------------
 Total Assets                                                             $    1,487,351      $    1,352,115
                                                                         ===============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                                   $      171,024      $      158,728
 Interest Bearing Demand                                                         232,923             213,697
 Savings                                                                         108,348             119,315
 Time Certificates of Deposit of $100,000 or More                                562,030             545,578
 Other Time Deposits                                                             208,961             164,195
                                                                         ---------------     -----------------
Total Deposits                                                                 1,283,286           1,201,513

Subordinated Debt                                                                 38,712              15,000
Acceptances Outstanding                                                            9,815               6,535
Accrued Expenses and Other Liabilities                                            16,645              12,431
                                                                         ---------------     -----------------
 Total Liabilities                                                             1,348,458           1,235,479


Stockholders' Equity:
 Common Stock, No Par or Stated Value;
  20,000,000 Shares Authorized; 6,984,369 and
  6,766,469 Shares Outstanding at September 30,
  1997 and December 31, 1996, Respectively                                $       52,967      $       47,281
 Securities Valuation Allowance, Net of Tax                                        1,624                 646
 Retained Earnings                                                                84,310              68,716
 Foreign Currency Translation Adjustments                                             (8)                 (7)
                                                                         ----------------    ----------------
  Total Stockholders' Equity                                                     138,893             116,636
                                                                         ----------------    ----------------
  Total Liabilities and Stockholders' Equity                              $    1,487,351      $    1,352,115
                                                                         ================    ================

See Accompanying Notes to Consolidated Financial Statements

                                               GBC Bancorp and Subsidiaries
                                              Consolidated Statements of Income


                                                              Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
(In Thousands, Except Per Share Data)                       1997            1996              1997            1996
-----------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
 Loans and Leases, Including Fees                        $    15,951      $   13,245       $    46,921     $    38,513
 Securities Available for Sale                                 9,505           8,834            26,594          26,159
 Securities Held to Maturity                                     917             354             1,681           1,579
 Federal Funds Sold and Securities
  Purchased under Agreements to Resell                         1,812           1,756             5,882           5,717
 Other                                                             4               -                 4               -
                                                         ------------     -----------      ------------    ------------
    Total Interest Income                                     28,189          24,189            81,082          71,968

INTEREST EXPENSE
 Interest Bearing Demand                                       1,379           1,094             3,856           3,349
 Savings                                                         747             882             2,310           2,763
 Time Deposits of $100,000 or More                             7,528           6,227            21,616          18,164
 Other Time Deposits                                           2,373           1,958             6,444           6,276
 Federal Funds Purchased and Securities
  Sold under Repurchase Agreements                                10             333                12           1,002
 Subordinated Debt                                               886             399             1,684           1,197
                                                         ------------     -----------      ------------    ------------
   Total Interest Expense                                     12,923          10,893            35,922          32,751

   Net Interest Income                                        15,266          13,296            45,160          39,217
  Provision for Credit Losses                                      -           1,000             1,000           3,500
                                                         ------------     -----------      ------------    ------------
   Net Interest Income after Provision
   for Credit Losses                                          15,266          12,296            44,160          35,717

NON-INTEREST INCOME
 Service Charges and Commissions                               1,532           1,351             4,298           4,156
  Gain on Sale of Loans, Net                                      56              20               130             121
  Gain on Sale of Fixed Assets                                    21               5                21              13
  Gain on Sale of Real Estate Investment                           -               -                 -             101
  Other                                                          166             180               451             399
                                                          ------------     -----------      ------------    ------------
   Total Non-Interest Income                                    1,775          1,556             4,900           4,790

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                4,238          3,376            12,039          10,202
  Occupancy Expense                                               701            704             2,109           2,066
  Furniture and Equipment Expense                                 464            459             1,337           1,250
  Net Other Real Estate Owned Expense (Income)                    481           (310)              960             596
  Other                                                         1,409          2,059             4,460           5,505
                                                         -------------    -----------      ------------    ------------
   Total Non-Interest Expense                                   7,293          6,288            20,905          19,619

Income before Income Taxes and Extraordinary Item               9,748          7,564            28,155          20,888
Provision for Income Taxes                                      3,402          2,584             9,605           6,937
                                                         -------------    -----------      ------------    ------------
Income before Extraordinary Item                                6,346          4,980            18,550          13,951
Extraordinary Item:
 Early Extinguishment of Debt, Net of Taxes of $353,000          (488)             -              (488)              -
                                                         -------------    -----------      ------------    ------------
    Net Income                                           $      5,858     $    4,980       $    18,062     $    13,951
                                                         =============    ===========      ============    ============
Earnings Per Share:
  Net Income before Extraordinary Item                   $       0.89     $     0.70       $      2.63     $      1.96
  Extraordinary Item                                            (0.07)             -             (0.07)              -
                                                         -------------    -----------      ------------    ------------
   Earnings Per Share                                    $       0.82     $     0.70       $      2.56     $      1.96
                                                         =============    ===========      ============    ============

See Accompanying Notes to Consolidated Financial Statements


                                          GBC Bancorp and subsidiaries
                                      Consolidated Statements of Cash Flows


                                                                                For the Nine Months Ended September 30
----------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)                                               1997                     1996
---------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net Income                                                                      $     18,062              $     13,951
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation                                                                             890                       839
Net Accretion of Discounts on Securities                                                (196)                   (1,093)
Accretion of Discount on Subordinated Notes                                               22                         -
Writedown on Real Estate Held for Investment                                             994                     1,092
Provision for Credit Losses                                                            1,000                     3,500
Provision for Losses on Other Real Estate Owned                                          150                       554
Amortization of Deferred Loan Fees                                                    (1,676)                   (2,289)
Gain on Sale of Loans, Net                                                              (130)                     (121)
Gain on Sale of Real Estate Investment                                                     -                      (101)
Gain on Sale of Other Real Estate Owned                                                 (126)                     (491)
Gain on Sale of Fixed Assets                                                             (21)                      (13)
Loans Originated for Sale                                                            (30,479)                  (26,617)
Proceeds from Sales of Loans Originated for Sale                                      27,562                    26,718
Net Increase in Accrued Interest Receivable and Other Assets                             (18)                     (422)
Net Increase/ (Decrease) in Accrued Expenses and Other Liabilities                     4,053                    (1,951)
Other, Net                                                                                (2)                        -
                                                                                -------------             -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $     20,085              $     13,556
                                                                                -------------             -------------
INVESTING ACTIVITIES:
Purchases of Securities Available for Sale                                          (404,880)                 (585,635)
Proceeds from Maturities of Securities Available for Sale                            300,446                   527,475
Purchases of Securities Held to Maturity                                             (48,947)                        -
Proceeds from Maturities of Securities Held to Maturity                               11,285                    18,088
Net Increase in Loans and Leases                                                      (9,897)                 (104,301)
Proceeds from Sales of Other Real Estate Owned                                         1,786                     3,868
Capitalized Costs of Other Real Estate Owned                                            (368)                     (702)
Proceeds from Sales of Real Estate Investments                                             -                     1,134
Purchases of Premises and Equipment                                                     (734)                     (689)
Proceeds from Sales of Premises and Equipment                                             21                        23
                                                                                -------------             -------------
NET CASH USED BY INVESTING ACTIVITIES                                           $   (151,288)             $   (140,739)
                                                                                -------------             -------------

FINANCING ACTIVITIES:
Net (Decrease)/Increase in Demand, Interest Bearing Demand and Savings Deposits       20,555                    (3,870)
Net Increase in Time Certificates of Deposits                                         61,218                    92,833
Proceeds from Issuance of Subordinated Notes                                          38,690                         -
Redemption of Subordinated Note                                                      (15,000)                        -
Cash Dividend Paid                                                                    (2,306)                   (1,747)
Proceeds from Exercise of Stock Options                                                3,015                     1,188
                                                                                -------------             -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       $    106,172              $     88,404
                                                                                -------------             -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (25,031)                  (38,779)

Cash and Cash Equivalents at Beginning of Period                                     187,009                   163,837
                                                                                -------------             -------------
Cash and Cash Equivalents at End of Period                                      $    161,978              $    125,058
                                                                                =============             =============

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During This Period
   Interest                                                                     $     35,932               $    33,373
   Income Taxes                                                                        3,780                     7,647
                                                                                =============              ============
Noncash Investing Activities:
 Loans Transferred to Other Real Estate Owned at Fair Value                     $      4,060               $    12,209
  Loans to Facilitate the Sale of Other Real  Estate Owned                               715                     2,705
                                                                                =============              ============

See Accompanying Notes to Consolidated Financial Statements



                GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------
       In   the  opinion  of  management,  the  consolidated
financial statements of GBC Bancorp and its subsidiaries (the "Company") as of September 30, 1997 and the three and nine months ended September 30, 1997 and 1996, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.

Earnings Per Share
------------------
      Earnings per share are computed based on the  weighted
average   shares   outstanding   including   common    stock
equivalents for the periods disclosed.


Consolidated Statements of Cash Flows
-------------------------------------
      Cash and cash equivalents consist of cash and due from banks, and federal funds sold and securities purchased under agreements to resell.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

OVERVIEW
--------

       Net income for the third quarter of 1997 was $5,858,000, or $0.82 per share, compared to $4,980,000 or
$0.70 per share, for the corresponding period of 1996. The current quarter included an after tax extraordinary charge of $488,000 incurred upon an early extinguishment of debt. Excluding the extraordinary charge, net income was $6,346,000, or $0.89 per share. The increase in net income was primarily due to an increase in net interest income and a reduced provision for credit losses, partially offset by an increase in non-interest expense.

      For the nine months ended September 30, 1997, net income totaled $18,062,000, an increase of $4,111,000, or 29.5%, from the $13,951,000 earned during the corresponding period of 1996. Earnings per share for the nine months ended September 30, 1997 were $2.56 compared to $1.96 for the same period of 1996. Excluding the extraordinary charge discussed above, net income was $18,550,000, or $2.63 per share. The increase in net income was primarily due to an increase in net interest income and a lower provision for credit losses. The increase in net interest income is due to an increase in the net interest spread and an increase in average interest earning assets. The decline in the provision for credit losses in 1997 primarily reflects a reduction in non-accrual loans. Non-accrual loans decreased to $8.7 million as of September 30, 1997, compared to $24.1 million as of September 30, 1996. The decline in non-accrual loans is a reflection of the improvement of the Southern California economy, in general, and the quality of the Bank's real estate loan portfolio, in particular.

      For the quarter ended September 30, 1997 and 1996, the return on average assets ("ROA") was 1.60% and 1.51%, respectively, and the return on average stockholders' equity
("ROE") was 17.53% and 18.57%, respectively.

      For the nine months ended September 30, 1997 and 1996, the ROA was 1.73% and 1.43%, respectively. For the nine months ended September 30, 1997 and 1996, the ROE was 19.37% and 17.94%, respectively. The improvement of these ratios is as explained above.

Recent Developments
-------------------
      In the fourth quarter of 1997, there have been significant disruptions to certain financial markets in Asia. Although the Company engages in significant international trade financing, the majority of the business involves imports and is U.S. dollar denominated. At this time, management does not believe that there will be a significant impact on the Company.

RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------
     For the quarters ended September 30, 1997 and 1996, net interest income before the provision for credit losses was $15,266,000 and $13,296,000, respectively, representing an increase of $1,970,000, or 14.8%. The components explaining this increase are discussed below.

      Total interest income for the quarter ended September 30, 1997 was $28,189,000, representing a $4,000,000, or
16.5%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $142.9 million, or 11.5%, of average interest earning assets, and a 32 basis point increase on the yield on average interest earning assets. For the quarters ended September 30, 1997 and 1996, the yield on average interest earning assets was 8.09% and 7.77%, respectively. The yield increase reflects an improvement in the percentage of the balance of average accruing loans to average interest earning assets, a decline in non-accrual loans, and an increase in the yield on securities. For the quarter ended September 30, 1997, average  accruing  loans  and  leases  to  average  interest earning assets was 44%, average nonaccrual loans were $9 million, and the yield on securities was 6.57%, compared to 41%, $21 million, and 6.33%, respectively, for the quarter ended September 30, 1996.

      Total interest expense for the quarter ended September 30, 1997 was $12,923,000, representing a $2,030,000, or
18.6%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $96.7 million of interest bearing liabilities, and an increased cost of funds. On July 30, 1997, the Company issued $40 million of 8.375% subordinated notes and on September 2, 1997, retired the $15 million of 10.52% subordinated debt. The cost of funds for the quarter ended September 30, 1997 was 4.47% compared to 4.12% for the corresponding ago period. The increase is mainly due to an increase of rates paid on interest bearing deposits to 4.30% from 3.99%. This increase was due to a shift in the composition of deposits from interest bearing demand and savings to time deposits and rates were increased on all deposit categories. For the quarters ended as indicated, average balance and rates paid for the deposit categories were as follows:

(Dollars in thousands)

                                               Sept. 30, 1997      Sept.30, 1996
                                               --------------      -------------

Interest bearing demand - Average balance          $235,425           $205,213
                          Rate                       2.32%             2.12%

Savings  - Average balance                         $108,894           $130,432
           Rate                                      2.72%             2.69%

Time certificates of deposit
of $100,000 or more - Average balance              $574,270           $506,566
                      Rate                           5.20%             4.89%

Other  time deposits - Average balance              $192,097          $170,278
                       Rate                          4.90%             4.57%

      Average  interest  bearing  deposits  increased  $98.2
million with $89.5 million of the growth in the higher cost time deposits.

      For the nine months ended September 30, 1997, net interest income before the provision for credit losses was $45,160,000, an increase of $5,943,000, or 15.2%, compared to the corresponding period of 1996. The components explaining this increase are discussed below.

      Total interest income for the nine months ended September 30, 1997 was $81,082,000 compared to $71,968,000 for the corresponding period of a year ago. The $9,114,000, or 12.7%, increase is primarily the result of both an increase in the balance of average interest earning assets and in the yield on average interest earning assets. Average interest earning assets increased to $1,322.5 million for the nine months ended September 30, 1997 from $1,233.0 million for the corresponding period of a year ago, representing an $89.5 million, or 7.3%, increase. The growth was primarily reflected in the average balance of gross loans and leases which increased by $100.5 million, or 20.0%, to $602.7 million for the nine months ended September 30, 1997 from $502.2 million for the corresponding period of a year ago.

      The yield on average interest earning assets increased to 8.20% for the nine months ended September 30, 1997 from 7.80% for the corresponding period of a year ago. The following mainly contributed to the 40 basis point increase of the yield on interest earning assets:

- Increased percentage of average accruing loans and leases to average interest earning assets. For the nine months ended September 30, 1997 and 1996, these percentages were 44% and 38%, respectively.
- A decline in average non-accrual loans. For the nine months ended September 30, 1997 and 1996, average non-
  accrual   loans   were  $10  million  and   $30   million,
  respectively.
- A 24 basis point increase in the yield on the balance of average securities. For the nine months ended September 30, 1997 and 1996, the yields were 6.57% and 6.33%, respectively.

      Total interest expense for the nine months ended September 30, 1997, was $35,922,000 compared to $32,751,000 for the corresponding period of a year ago. The increase of $3,171,000, or 9.7%, was due to an increase in the average balance of interest bearing deposits and an increase in the cost of funds. For the nine months ended September 30, 1997 and 1996, the balance of average interest bearing deposits was $1,086.4 million and $1,010.2 million, respectively, an increase of $76.2 million, or 7.5%. The cost of funds increased to 4.33% for the nine month period ending
September 30, 1997 from 4.17% for the corresponding period of a year ago. The 16 basis point increase was due primarily to increased rates paid on interest bearing deposit to 4.21% from 4.04%. This increase was due to higher rates paid on time deposits and deposit product composition. For the nine months ending September 30, 1997 and 1996, average time deposits represented 68.6% and 65.3% of average total interest-bearing deposits, respectively. Further the highest costing deposit product, average time certificates of deposit of $100,000 or more, represented 52.0% of average interest bearing deposits compared to 47.8% for the nine months ended September 30, 1997 and 1996, respectively.

      The net interest spread is defined as the yield on interest earning assets less the rates paid on interest bearing liabilities. For the nine months ended September 30, 1997 and 1996, the net interest spread was 3.87% and 3.63%, respectively. The increase in the spread is due to the reasons explained above.

      The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the nine months ended September 30, 1997 and 1996, the net interest margin was 4.57% and 4.25%, respectively.


Provision for Credit Losses
---------------------------
      For the quarter ended September 30, 1997, there was no provision for credit losses compared to $1,000,000 for the corresponding period a year ago.

      For the nine months ended September 30, 1997, the provision for credit losses was $1,000,000, compared to $3,500,000 for the same period of 1996, a decrease of $2,500,000, or 71.4%.

       The decline in the provision for credit losses primarily reflects the reduction in non-accrual loans. As of September 30, 1997, non-accrual loans totaled $8.7 million compared to $11.7 million and $24.1 million as of December 31, 1996 and September 30, 1996, respectively. The combination of repayments and transfers to OREO significantly impacted the reduction of non-accrual loans for the nine months ended September 30, 1997. The decline in non-accrual loans and the corresponding decrease in the provision is also a reflection of the continued improvement of the Southern California economy, in general, and the quality of the Bank's real estate loan portfolio, in particular. It also reflects management's emphasis on the successful resolution of problem credits.

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


Non-Interest Income
-------------------
     Non-interest income for the quarter ended September 30, 1997 totaled $1,775,000, representing a $219,000, or 14.1%, increase compared to $1,556,000 for the quarter ended September 30, 1996. The increase was primarily the result of a $181,000 increase in service charges and commissions due in large measure to increased commissions earned by the Bank's International Department.

      For the nine months ended September 30, 1997, non-interest income totaled $4,900,000 representing a $110,000, or 2.3%, increase compared to $4,790,000 for the nine months ended September 30, 1996. The net increase was due to growth in various fee accounts, increased commissions earned by the Bank's International Department, and increased service charges on deposit accounts. Non-interest income for 1996 included the receipt of a $400,000 one time fee.

Non-Interest Expense
--------------------
      For the three months ended September 30, 1997, non-interest expense was $7,293,000, representing a $1,005,000, or 16.0%, increase over $6,288,000 for the corresponding period of a year ago.

      The increase was primarily due to an increase of $862,000 in salaries and employee benefits. Over half of this increase is attributable to the profit sharing accrual caused by a higher level of income before taxes and extraordinary item.

      A $791,000 increase in net other real estate owned expense (income) was caused primarily by a reduced net gain on sales of OREO, the recording of a $150,000 valuation allowance and renovation expenses incurred on a multi-family condominium property for the three months ended September 30, 1997. The $791,000 increase was partially offset by a $650,000 decline in other expenses, representing various categories of non-interest expenses.

      For the nine months ended September 30, 1997, non-interest expense was $20,905,000, representing a $1,286,000, or 6.6%, increase over $19,619,000 reported for the corresponding period of a year ago. The increase was caused mainly by a $1,837,000 increase in salaries and employee benefits. Of this increase, $999,000 was due to the increased bonus accrual which is based on income before income taxes and extraordinary item. Salaries, excluding bonus accrual, increased $668,000 due to salary raises effective in 1997 and an increase in total employees.

      The increase in non-interest expense was partially offset by a $1,045,000 decrease of other expense, comprised mainly of a $707,000 reduction in legal fees. The reduced legal fees reflect the decrease of problem loans.

      For the nine months ended September 30, 1997, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, declined to 41.8%, comparing favorably to 44.6% for the corresponding period of 1996.





Provision for Income Taxes
--------------------------
      For the quarter ended September 30, 1997 and 1996, the provision for income taxes was $3,402,000 and $2,584,000, respectively, representing effective tax rates of 34.9% and 34.2%.

      For the nine months ended September 30, 1997, the provision for income taxes was $9,605,000, representing 34.1% of pre-tax income. The provision for the nine months ended September 30, 1996, was $6,937,000, representing 33.2% of pre-tax income. The lower effective tax rate compared to the statutory rate is primarily due to the low income housing tax credit that the Bank obtains from its holdings in qualified low income housing projects.

Extraordinary Item
------------------
      During  the  quarter  ended September  30,  1997,  the
Company incurred an $841,000 prepayment for the early extinguishment of debt. This amount, net of taxes of $353,000, is included in the consolidated statements of income as an extraordinary item for the three and nine months ended September 30, 1997.

FINANCIAL CONDITION
-------------------
      Total assets as of September 30, 1997 were $1,487.4 million, an increase of $135.3 million from total assets of $1,352.1 million as of December 31, 1996. The increase was due to a $81.8 million growth of deposits that was invested primarily in investment securities. As of September 30,
1997 and December 31, 1996, total deposits were $1,283.3 million and $1,201.5 million, respectively.

Loans
-----
      As of September 30, 1997, loans and leases totaled $611.6 million, representing a $9.2 million, or 1.5%, increase from the balance of $602.4 million as of December 31, 1996. Growth in the commercial loan portfolio representing $49.1 million was the result of growth in the trade-financing area which increased $58.0 million. The growth of this category of loan reflects the growth in international trade and new customer relationships. In addition, there was an increase of $15.4 million of real estate - construction. Partially offsetting the above was a decrease of $50.0 million of term federal funds sold and a $7.3 million decrease in real estate-conventional loans.

      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:

                                       September 30, 1997    December 31, 1996

(DOLLARS THOUSANDS)                Amount      Percentage    Amount      Percentage

Commercial                         $232,388    38.00%        $183,268    30.43%
Real Estate - Construction           81,958    13.40%          66,572    11.05%
Real Estate - Conventional          265,780    43.46%         273,081    45.34%
Other Loans                          23,734     3.88%          22,447     3.72%
Leveraged Leases                      7,718     1.26%           6,986     1.16%
Term Fed Funds Sold                       0     0.00%          50,000     8.30%
                                   --------   -------        --------   -------
Total                              $611,578   100.00%        $602,354   100.00%
                                   ========   =======        ========   =======

Non-Performing Assets
---------------------
      A certain degree of risk is inherent in the extension of credit. Management has credit policies in place to minimize the level of loan losses and non-performing loans. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance. Included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the
respective  effective  interest  rate  or  by  valuing   the
underlying collateral.

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

      The  following table provides information with respect
to   the   Company's  past  due  loans,  non-accrual  loans,
restructured loans and other real estate owned, net, as of the dates indicated:


(IN THOUSANDS)                   September 30, 1997   December 31, 1996


Loans 90 Days or More Past Due
 and Still Accruing                          $2,541             $6,779
Non-accrual Loans                             8,712             11,719
Total Past Due Loans                         11,253             18,498
Restructured Loans                           22,481             23,125
Total Non-performing Loans                   33,734             41,623
Other Real Estate Owned, Net                 14,891             12,988
                                            -------            -------
Total Non-Performing Assets                 $48,625            $54,611
                                            =======            =======

     Total non-performing assets decreased to $48.6 million, as of September 30, 1997, from $54.6 million, as of December 31, 1996, representing an $6.0 million, or 11.0%, reduction. The net decrease was due to reductions in all categories of non-performing loans, partially offset by an increase of other real estate owned, net.

      The $2.5 million of loans 90 days or more past due and still accruing are comprised of 4 loans. A $1.5 million construction credit is expected to be repaid within a 2 week period from the date of this filing. A second loan of $700,000 has a current loan to value of 33%. A third loan of $95,000 was paid in full subsequent to quarter-end. The final loan of $200,000 continues paying principal and interest current. The past due status of the loan resulted due to the late processing of the renewal.

      Non-accrual loans declined to $8.7 million as of September 30, 1997, from $11.7 million, as of December 31,
1996, a reduction of $3.0 million, or 25.6%.

     The following table analyzes the decline in non-accrual loans during the nine months ended September 30, 1997:


(IN THOUSANDS)

Balance, December 31, 1996                  $11,719
Add: Loans placed on non-accrual             10,873
Less: Charge-offs                            (2,666)
         Returned to accrual status          (2,447)
         Repayments                          (4,750)
         Transfer to OREO                    (4,017)
                                             -------
Balance, September 30, 1997                  $8,712
                                             =======

      The following table breaks out the Company's non-accrual loans by category as of September 30, 1997 and December 31, 1996:


(IN THOUSANDS)                  September 30, 1997     December 31, 1996


Commercial                            $4,578                $3,219
Real Estate-Construction                 455                   477
Real Estate-Conventional               3,669                 8,023
Other Loans                               10                     -
                                      ------               -------
Total                                 $8,712               $11,719
                                      ======               =======

  The balance of restructured loans as of September  30,
1997  was  $22.5  million compared to $23.1  million  as  of
December  31,  1996,  representing  a  $600,000,  or   2.6%,
decrease.   A  loan  is categorized as restructured  if  the
original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-
accrual   loans   are  not  included  in  the   balance   of
restructured loans. As of September 30, 1997, restructured loans consisted of fifteen real estate credits, and one commercial loan secured by a junior lien. As of December 31, 1996, restructured loans consisted of sixteen real estate
credits.   As of September 30, 1997, all restructured  loans
were on accrual status. The weighted average yield of these restructured loans as of September 30, 1997, was 10.16%. All restructured loans are performing pursuant to the terms and conditions of the restructuring.

      The following table breaks out the restructured loans by accrual status as of the dates indicated:


(IN THOUSANDS)         September 30, 1997   December 31, 1996


On Accrual Status                 $22,481             $23,125
On Non-accrual Status                   0               2,820
                                  -------             -------
Total                             $22,481             $25,945
                                  =======             =======

      There are no commitments to lend additional funds on any of the restructured loans.

      As of September 30, 1997, other real estate owned ("OREO"), net of valuation allowance of $1.6 million, totaled $14.9 million, representing an increase of $1.9 million, or 14.6%, from the net balance of $13.0 million, net of valuation allowance of $1.8 million, as of December 31, 1996. As of September 30, 1997 and December 31, 1996, OREO consisted of 25 properties and 26 properties, respectively.

     The outstanding OREO properties are all included in the Bank's market area. They include single family residences, condominiums, commercial buildings, and land both for commercial and residential improvement and agricultural purposes. Seven properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, it will sell the land undeveloped.

      The following table sets forth OREO by property type for the dates as indicated:


(IN THOUSANDS)                  September 30, 1997    December 31, 1996

PROPERTY TYPE

Single-Family Residential               $701                 $901
Condominium                            3,852                6,284
Multi-Family Residential                 220                    -
Warehouse                                148                    -
Land for Residential                   3,715                1,413
Land for Commercial                      735                  735
Land for Agriculture                      15                    -
Retail Facilities                      7,155                5,228
Office                                     -                  250
Less: Valuation Allowance             (1,650)              (1,823)
                                     --------             --------
Total                                $14,891              $12,988
                                     ========             ========

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate, or by valuing the underlying collateral. Of the $20.8 million of impaired loans, as of September 30, 1997, $13.5 million are included in the balance of restructured loans.

      The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:


(IN THOUSANDS)                                  Sept. 30, 1997      Dec. 31, 1996


Recorded Investment with  Related Allowance            $16,167            $21,210
Recorded Investment with no Related Allowance            4,654              2,303
Total Recorded Investment                               20,821             23,513
Specific Allowance on Impaired Loans                     1,394              2,011


      The average balance of gross impaired loans was $23.5 million for the nine months ended September 30, 1997 and $35.7 million for the twelve months ended December 31, 1996.

      Income recognition on impaired loans uses methods existing for non-accrual loans but can include the accrual of interest. While a loan is in non-accrual status, some or all of the cash payments received may be treated as interest income on a cash basis as long as the remaining book balance of the loan (i.e. after charge-off of identified losses, if
any)   is  deemed  to  be  fully  collectible.   The  Bank's
determination as to the ultimate collectibility of the loan's remaining book balance must be supported by a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's historical repayment performance and other relevant factors. For the nine months ended September 30, 1997 and 1996, interest income recognized on impaired loans was $1,304,000 and $1,696,000, respectively. Of the amount of interest income recognized during the nine months ended September 30, 1997 and 1996, no interest was recognized under the cash basis method.

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


Allowance for Credit Losses
---------------------------
      As of September 30, 1997, the balance of the allowance for credit losses was $15.0 million, representing 2.45% of outstanding loans and leases. This compares to an allowance for credit losses of $16.2 million as of December 31, 1996, and $16.9 million as of September 30, 1996, representing 2.69% and 2.98% of outstanding loans and leases, respectively. The reduced percentage reflects the reduction of non-accrual loans and improvement in the quality of the outstanding loan portfolio.

      The table below summarizes the activity in the total allowance for credit losses (which amount includes the specific allowance on impaired loans) for the nine month periods ended as indicated:


(IN THOUSANDS)                September 30, 1997   September 30, 1996


Balance, Beginning of Period             $16,209              $16,674
Provision for Credit Losses                1,000                3,500
Charge-offs                               (4,207)              (5,077)
Recoveries                                 1,960                1,765
Net Charge-offs                           (2,247)              (3,312)
Balance, End of Period                   $14,962              $16,862


      As of September 30, 1997, the allowance represents 44.4% and 172% of non-performing loans and of non-accrual loans, respectively. As of December 31, 1996, the allowance represented 38.9% and 138% of non-performing loans and of non-accrual loans, respectively.

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of September 30, 1997.

Securities
----------
      The Company classifies its securities as held to maturity or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

     Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in stockholders' equity.

      As of September 30, 1997, the Company recorded gross unrealized gains of $2,803,000 on its available-for-sale portfolio and the inclusion as a separate component of stockholders' equity of $1,624,000, representing the unrealized holding gain, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at September
30, 1997 and December 31, 1996 were as follows:

                                                             Gross          Gross
(In Thousands)                            Amortized        Unrealized     Unrealized        Fair
September 30, 1997                         Cost             Gains          Losses           Value
---------------------------------------------------------------------------------------------------

Securities Held to Maturity
---------------------------
 State and Municipal Securities        $       988      $       3      $       -       $      991
 U.S. Government Agencies                   48,970            138              -           49,108
 Collateralized Mortgage Obligations            47              -              -               47
                                       ------------------------------------------------------------
Total Securities Held to Maturity      $    50,005      $     141      $       -       $   50,146
                                       ============================================================
Securities Available for Sale
-----------------------------
  U.S. Treasuries                      $     6,897      $      11      $       -       $    6,908
  U.S. Government Agencies                 175,699            327              -          176,026
  Mortgage Backed Securities                60,620            138              -           60,758
  Corporate Notes                           16,007            265              -           16,272
  Collateralized Mortgage Obligations      204,116            486              -          204,602
  Asset Backed Securities                  128,328          1,576              -          129,904
  Auction Preferred Stock                   26,000              -              -           26,000
  Other Securities                           5,595              -              -            5,595
                                       ------------------------------------------------------------
Total Securities Available for Sale    $   623,262      $   2,803      $       -       $  626,065
                                       ============================================================



                                                            Gross           Gross
(In Thousands)                            Amortized       Unrealized      Unrealized        Fair
December 31, 1996                           Cost            Gains          Losses          Value
---------------------------------------------------------------------------------------------------

Securities Held to Maturity
---------------------------
 State and Municipal Securities        $     2,222      $      28      $       -       $    2,250
 Collateralized Mortgage Obligations            56              6              -               62
 Asset Backed Securities                     9,996            155              -           10,151
                                       ------------------------------------------------------------
Total Securities Held to Maturity      $    12,274      $     189      $       -       $   12,463
                                       ============================================================
Securities Available for Sale
-----------------------------
  U.S. Treasuries                      $     1,918      $       -      $     (27)      $    1,891
  U.S. Government Agencies                 160,718              -            (52)         160,666
  Mortgage Backed Securities                51,503              -           (247)          51,256
  Corporate Notes                           19,014            580              -           19,594
  Collateralized Mortgage Obligations      165,517            281              -          165,798
  Asset Backed Securities                   37,474            460              -           37,934
  Auction Preferred Stock                   72,450              -              -           72,450
  Other Securities                          10,107            125              -           10,232
                                        -----------------------------------------------------------
Total Securities Available for Sale     $  518,701       $  1,446       $   (326)       $ 519,821
                                        ===========================================================


     There were no sales of securities available for sale or held to maturity during the nine months ended September 30, 1997 and 1996.


Deposits
--------
      The Company's deposits totaled $1,283.3 million as of September 30, 1997, representing an $81.8 million, or 6.8%, increase from total deposits of $1,201.5 million as of December 31, 1996. The growth for the nine months ended September 30, 1997, was primarily due to increases in time deposits, which grew $61.2 million, or 8.6%. Also, interest bearing demand reflected an increase of $19.3 million, or 9.0%. During this same period savings decreased $11.0 million, or 9.2%.

      There are no brokered deposits outstanding. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, historically, the depositors have generally renewed their deposits upon
maturity.   Accordingly, the Company  believes  its  deposit
source to be stable.

      The maturity schedule of time certificates of deposit of $100,000 or more, as of September 30, 1997, is as follows:


(IN THOUSANDS)

3 Months or Less                           $273,430
Over 3 Months Through One Year              287,160
Over One Year through 5 Years                 1,440
                                           --------
Total                                      $562,030
                                           ========

Other Borrowings
----------------
      As previously reported, on July 30, 1997, the Company issued, through a public offering, $40 million of 8.375% subordinated notes due August 1, 2007. On September 2, 1997, the Company prepaid the $15 million of 10.52% subordinated debentures that had been issued through private placement. The prepayment premium for the early extinguishment of the debt was $841,000 pre-tax and is included as an extraordinary item, net of taxes of $353,000. The 8.375% subordinated notes Indenture (the "Indenture") dated as of July 30, 1997, between the Company and BNY Western Trust Company contains certain terms, provisions and conditions. As of September 30, 1997, in the opinion of management, the Company was in compliance with all the terms, conditions and provisions of the Indenture.

     The $40 million notes add to Tier 2 capital and further contribute to the capital strength of the Company.

Capital Resources
-----------------
      As of September 30, 1997, stockholders' equity totaled $138.9 million, an increase of $22.3 million, or 19.1%, from $116.6 million as of December 31, 1996. The increase was due to net income of $18.1 million, less cash dividends declared to stockholders of $2.5 million, plus the net change in the securities valuation allowance, net of tax, of $1.0 million, plus the exercise of stock options and related tax benefits of $5.7 million, for the nine months ended September 30, 1997.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:


                                 Well-Capitalized      Sept. 30,   December 31,
                                    Standards            1997         1996

GBC Bancorp
Tier 1 Leverage Ratio                      5%           9.42%          8.74%
Tier 1 Risk-Based Capital Ratio            6%          13.19%         11.97%
Total Risk-Based Capital Ratio            10%          18.18%         13.69%
General Bank
Tier 1 Leverage Ratio                      5%           8.80%          8.61%
Tier 1 Risk-Based Capital Ratio            6%          12.06%         11.81%
Total Risk-Based Capital Ratio            10%          13.31%         13.06%



Liquidity and Interest Rate Sensitivity
---------------------------------------
      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $771.5 million, or 51.9% of total assets, as of September 30, 1997, compared to $717.0 million, or 53.0% of total assets, as of December 31, 1996.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit currently equal to 25 percent of assets with terms up to 360 months. As of September 30, 1997, the Company has no borrowing outstanding under this financing facility with the FHLB. Management believes its liquidity sources to be stable and adequate.

      As of September 30, 1997, total loans and leases represented 47.7% of total deposits. This compares to 50.1% as of December 31, 1996.

      The liquidity of the parent company, GBC Bancorp, is dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 1997, General Bank paid/declared $7.5 million of cash dividends to GBC Bancorp.

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

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As of September 30, 1997, one contract totaling $1 million was outstanding. These instruments are used to manage the interest rate risk from the origination of fixed rate residential mortgage loans for sale in the secondary markets. The Company utilizes Treasury note futures and forward sales of mortgage-backed securities to hedge interest rate risk associated with its residential mortgage banking activities. Futures and forward sale contracts provide for sale of the underlying securities, including mortgage-backed securities, at a specified future date, at a specified price or yield. The amount of the futures and forward sale contracts is determined by the aggregate amount of fixed rate commitments for mortgage loans that are expected to be funded plus the amount of fixed rate residential mortgages categorized as being held for sale that have not been sold. The fair value of the underlying futures and forward sale contracts is expected to move inversely to the change in fair value of the mortgage loans.

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

      As of September 30, 1997 and December 31, 1996, there were outstanding fixed rate mortgages held for sale of $5.0 million and $1.9 million, respectively, and a notional value of derivative instruments of $1.0 million and $0.5 million, respectively. For the nine months ended September 30, 1997 and 1996, the Company had realized net losses of $31,000 and $7,000, respectively, related to its hedging activities.
There was a $10,000 unrealized loss related to hedging activities as of September 30, 1997. For the nine months ended September 30, 1997 and 1996, unrealized losses were $12,000 and $0, respectively.

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

      The Company uses a simulation analysis to attempt to predict changes in the yields earned on different asset categories and the rates paid on liabilities in relation to changes in market interest rates. The analysis has concluded that the Bank's liabilities reprice more slowly than it's assets, and the Company's balance sheet has a positive gap when the timing of repricing is taken into account. This results in an interest rate sensitivity profile for the Company where it has exposure to a downward shift in interest rates. The Company has established an internal policy to manage its net interest income volatility to a change of 10% when the simulation is using an assumed instant change of money market rates of 100 basis points and to a change of 15% when the assumed rate change is 200 basis points. As of September 30, 1997, the Company was well within the policy limits.

      As of September 30, 1997, there was a cumulative one year negative "gap" of $438.4 million, up from $311.4 million, as of December 31, 1996. The $127.0 million increase in the gap was caused by the purchase of intermediate maturity investment securities and loan activity. The negative gaps would appear to be predictive of an increase in the net interest margin if interest rates were to fall significantly. However, as discussed above, due to the lag in the downward repricing of the rates paid on liabilities versus the immediate downward repricing of its assets, the Company would not anticipate a corresponding increase in the net interest margin should rates decline.

      The following table indicates the Company's interest rate sensitivity position as of September 30, 1997, and may not be reflective of positions in subsequent periods:


                                                    SEPTEMBER 30,1997
                                              INTEREST SENSITIVITY PERIOD
-----------------------------------------------------------------------------------------------------------------------------
                                      0 to 90         91 to 365       Over 1 Year       Over          Non-Interest
(In Thousands)                         Days             Days          to 5 Years        5 Years       Erng/Bearing       Total
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets:
Securities Available for Sale        $   51,723      $   44,755      $   153,649      $   375,938             -      $   626,065
Securities Held to Maturity                 987               -           33,126           15,892             -           50,005
Federal Funds Sold & Securities
Purchased Under Agreement to Resell     122,200               -                -                -             -          122,200
Loans and Leases (1) (2)                415,860          34,184           78,313           74,510             -          602,867
Non-Earning Assets (2)                        -               -                -                -        86,214           86,214
                                     -----------     -----------     ------------     ------------    ----------     -----------
Total Assets                         $  590,770      $   78,939      $   265,088      $   466,340     $  86,214      $ 1,487,351
                                     ===========     ===========     ============     ============    ==========     ============

Source of Funds for Assets:

Deposits:
 Demand                              $        -      $        -      $         -      $         -     $ 171,024      $   171,024
 Interest Bearing Demand                232,923               -                -                -             -          232,923
 Savings                                108,348               -                -                -             -          108,348
 TCD'S Under $100,000                    89,719         116,568            2,674                -             -          208,961
 TCD'S $100,000 and Over                276,528         284,062            1,440                -             -          562,030
                                     -----------     -----------     ------------     ------------    ----------     -----------

 Total Deposits                      $  707,518      $  400,630      $     4,114      $         -     $ 171,024      $ 1,283,286
                                     -----------     -----------     ------------     ------------    ----------     ------------

Subordinated Debt                    $        -      $       -       $         -      $    38,712     $       -      $    38,712
Other Liabilities                             -              -                 -                -        26,460           26,460
Stockholders' Equity                          -              -                 -                -       138,893          138,893
                                     -----------     -----------     ------------     ------------    ----------     ------------
Total Liabilities
and Stockholders' Equity             $  707,518      $ 400,630       $     4,114      $    38,712     $ 336,377      $ 1,487,351
                                     ===========     ===========     ============     ============    ==========     ============

Interest Sensitivity Gap              ($116,748)     ($321,691)         $260,974         $427,628     ($250,163)

Cumulative Interest Sensitivity
 Gap                                  ($116,748)     ($438,439)        ($177,465)        $250,163             -

Gap Ratio (% of Total Assets)              -7.8%         -21.6%             17.5%            28.8%        -16.8%

Cumulative Gap Ratio                       -7.8%         -29.5%            -11.9%            16.8%          0.0%


(1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
(2) Non-accrual loans are included in non-earning assets.


Forward-Looking Statements
--------------------------
     Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-
Performing Assets, Allowance for Credit Losses, and Liquidity and Interest Rate Sensitivity. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Recent Accounting Developments
------------------------------
       In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per share". SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to SFAS 15. Implementation of SFAS 128 will not have a material adverse effect on the Company's financial condition or results of operations.

       In February, 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure". This statement was issued in connection with SFAS 128. The statement lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. Whereas SFAS 128 applies only to public entities, the guidance relative to SFAS 129 is applicable to both public and non-public entities. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Implementation of SFAS 129 will not have a material adverse effect on the Company's financial condition or results of operations.

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement, but will require the Company to display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Implementation of SFAS 130 will not have a material adverse effect on the Company's financial condition or results of operations.

      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS 131 will not have a material adverse effect on the Company's financial condition or results of operations.








































                 PART II - OTHER INFORMATION




























Item 1. LEGAL PROCEEDINGS
-------------------------
      The Bank is a defendant in various lawsuits arising from the normal course of business. No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended September 30, 1997. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.


Item 2.  CHANGES IN SECURITIES
------------------------------
      There have been no changes in the securities of the Registrant during the quarter ended September 30, 1997.


Item 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------
     This item is not applicable.

Item  4.   SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITIES HOLDERS
--------------------------------------------------------------------
     No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.


Item 5.  OTHER INFORMATION
--------------------------
     There are no events to be reported under this item.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     a)  Exhibits: None.

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