Form 10-K405
period 1997-12-31
GBC BANCORP
filed 1998-03-24
CIK 351710

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                 December 31, 1997
                          ------------------------------------------------------
                                                  or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________
Commission file Number                          0-16213
                       ---------------------------------------------------------
                                  GBC BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                    95-3586596
----------------------------------          ------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

800 West 6th Street, Los Angeles, CA                        90017
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)
Registrant's telephone number, including area code          (213) 972-4172
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of each exchange on which
                                                      registered
-----------------------------          -----------------------------------------
-----------------------------          -----------------------------------------

          Securities pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
--------------------------------------------------------------------------------
                               (Title of class)

--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        [X]  Yes  [_]  No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).
     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

 APPLICABLE ONLY TO REGISTRANT INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes [_] No

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 7,065,849 shares outstanding as of February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
                                            Part of Form 10-K
Documents Incorporated by Reference         Into which Incorporated
-----------------------------------         ----------------------------------
1997 Annual Report to Shareholders          Part II Items 6, 7 and 8 and Part IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders
filed within 120 days of the fiscal
year ended December 31, 1997                Part III


                          Exhibit Index on Pages ____

                                   FORM 10-K
                                   ---------

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                  -------------------------------------------

                                                                Page in   Incorporation
PART I                                                           10-K     by Reference
                                                                -------   -------------
Item 1.        Business.................................          4
               General..................................          4
               Lending Activities.......................          4
               Competition..............................          5
               Subsidiaries.............................          6
               Supervision and Regulation...............          7
               Employees................................         22
Item 2.        Properties...............................         23
Item 3.        Legal Proceedings........................         23
Item 4.        Submission of Matters to a Vote of
               Security Holders.........................         23
Executive Officers of the Registrant....................         23

PART II

Item 5.        Market for Registrant's Common Equity
               and Related Security Holder Matters......         25
Item 6.        Selected Financial Data..................         26       1997 Annual Report
Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...............................         26       1997 Annual Report
Item 8.        Financial Statements and Supplementary
               Data.....................................         27       1997 Annual Report
Item 9.        Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure...............................         27

PART III

Item 10.       Directors and Executive Officers of the
               Registrant...............................         27       1998 Proxy Statement
Item 11.       Executive Compensation...................         27       1998 Proxy Statement
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management....................         27       1998 Proxy Statement

   Item 13.   Certain Relationships and Related
              Transactions.............................          28       1998 Proxy Statement

PART IV

   Item 14.   Exhibits, Financial Statement Schedules
              and Reports on Form 8-K..................          28       1997 Annual Report

SIGNATURES.............................................          29
EXHIBIT INDEX..........................................          31

PART I
------

ITEM 1 BUSINESS


GENERAL
-------

     GBC Bancorp (the "Company"), a California corporation incorporated in 1980, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered at 800 West 6th Street in Los Angeles, California 90017. The Company owns all of the outstanding stock of its wholly-owned subsidiary General Bank (the "Bank"), a California state-chartered bank which commenced operations in March, 1980. GBC Bancorp functions primarily as a holding company for the Bank.

     The Bank has conducted the business of a commercial bank since it commenced operations. The Bank is a community bank that serves individuals and small to medium-sized businesses through fifteen branch offices (as of December 31, 1997) located in the greater Los Angeles, San Diego and Silicon Valley areas. The Bank has an operations center in Rosemead and has branches located in downtown Los Angeles, Monterey Park, Torrance, Artesia, Alhambra, City of Industry, Irvine, San Diego, Arcadia, Diamond Bar, Northridge, Orange, Cupertino, San Mateo, Fremont and San Jose. The San Jose branch was opened for business in February, 1998 and represents the sixteenth branch office of the Bank.

     In addition to its network of 16 branches, the Bank has also opened up two loan production offices ("LPO") in early 1998. The LPOs are located in Bellevue, Washington and New York, New York.

     The LPOs have been established primarily to develop loans on behalf of General Bank and to act as the liaison between customers and the Bank in coordinating other banking services.

     The Bank offers a variety of banking services to its customers, including accepting checking, savings and time deposits; making secured and unsecured loans; offering traveler's checks, safe deposit boxes, credit cards and other fee-based services; and providing international trade related services. In addition, the Bank offers escrow services through its subsidiary, Southern Counties Escrow.


LENDING ACTIVITIES
------------------

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

     The Bank maintains an SBA lending division to provide loans for small to medium-sized businesses under the Small Business Administration 7-A guarantee program. Loans range from $50,000 to $1,000,000 with maturities from 7 to 25 years. As of December 31, 1997, the Bank's SBA servicing portfolio was approximately $62 million.

     The Bank also has established a Residential Mortgage Department to expand its product lines. During 1993, the Bank became a direct lender for conforming loans as well as jumbo loans. In October, 1997, management decided to discontinue its operation of originating fixed rate residential mortgage loans for sale in the secondary markets. The impact of winding down this operation was immaterial to the Company's financial condition and results of operations as of and for the year ended December 31, 1997. The Bank continues to service those loans it has sold with servicing rights retained. Commensurate with the decision to discontinue the fixed-rate residential mortgage operation, the Company is no longer involved with derivative financial instruments as the limited involvement heretofore was for purposes of managing the interest rate risk from the origination of fixed rate residential mortgage loans for sale in the secondary markets.


COMPETITION
-----------

     The Bank actively competes for deposits and loans with other banks and financial institutions located in its service area. Interest rates, customer service and legal lending limits are the principal competitive factors, and increasing deregulation of financial institutions has expanded competition. In order to compete with other financial institutions in its service area, the Bank relies principally upon providing quality service to its customers, personal contact by its officers, directors, employees and stockholders, and local promotional activity. Competitors presently include banks serving the Asian population in Southern and Northern California, as well as major banks with extensive branch systems operating over a wide geographic area. Many of the banks have greater financial resources and facilities than the Bank and many offer certain services, such as trust services, not currently offered by the Bank.

SUBSIDIARIES
------------


Bank Subsidiaries
-----------------

     The Bank has approval from the California State Banking Department to engage in real estate activities pursuant to California Financial Code Section
751.3. GBC Real Estate Company, Inc., a subsidiary of the Bank, was incorporated on July 26, 1989. The enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, phased out the ability of banks to directly or indirectly invest in real estate for non-banking purposes. Pursuant to a resolution of dissolution, GBC Real Estate Company, Inc. was dissolved on June 10, 1996. No financial impact resulted from this dissolution.

     GBC Insurance Services, Inc. is a wholly-owned subsidiary of the Bank and operates exclusively as a full service insurance agent/broker to provide additional financial services to the Bank's customers. As of and for the year ended December 31, 1997, GBC Insurance Services, Inc. reported total assets of $500 and a net loss of $15,000. In August, 1997, the business of GBC Insurance Services, Inc. was transferred to a division of General Bank. Accordingly, the insurance subsidiary is in an inactive status and will be formally dissolved in the future.

     GBC Investment & Consulting Company, Inc., a wholly-owned subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis. An office was established in Taipei, Taiwan to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries. As of and for the year ended December 31, 1997, GBC Investment & Consulting Company, Inc. reported total assets of $9,000 and a net loss of $45,000.

     GBC Leasing Company, Inc. is the Bank's leasing subsidiary. The Bank owns 90% of the voting stock of this company which was formed to acquire various assets, such as equipment on lease, promissory notes and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property, described in Section 351 of the Internal Revenue Code of 1986, as amended. As of and for the year ended, December 31, 1997, GBC Leasing Company, Inc. reported total assets of $848,000 and a net loss of $66,000.

     Southern Counties Escrow, a 38-year old company which provides escrow services primarily for business and commercial and residential developers is another wholly-owned subsidiary of the Bank. As of, and for the year ended, December 31, 1997, Southern Counties Escrow reported total assets of $280,000 and net income of $98,000.


Holding Company Subsidiaries
----------------------------

     In addition to its wholly-owned bank subsidiary, the Company owns all of the outstanding stock of GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold stock warrants received as part of business relationships and to make equity investments in companies subject to applicable regulatory restrictions. As of, and for the year ended, December 31, 1997, GBC Venture Capital, Inc., reported total assets of $1,031,000 and a net loss of $17,000.


SUPERVISION AND REGULATION
--------------------------


General
-------

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


GBC Bancorp
-----------

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

     The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act, and is registered with and subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to obtain the prior approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of such bank. The BHC Act prohibits the Company from acquiring any voting shares of, interest in, or all or substantially all of the assets of a bank located outside the state of California unless the laws of such state specifically authorize such acquisition.

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


General Bank (the "Bank")
-------------------------

     Banks are extensively regulated under both federal and state law. The Bank, a California state-chartered bank is subject to primary supervision, periodic examination and regulation by the Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation (the "FDIC").

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

     There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Commissioner of the DFI.

     The FDIC also has authority to prohibit the Bank from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

     Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank in any other affiliate is limited to 10 percent of such subsidiary bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20 percent of such subsidiary bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act ("FDICIA").


Potential Actions
-----------------

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


Effect of Governmental Policies and Recent Legislation
------------------------------------------------------

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its borrowings and the interest rates received by a bank on loans extended to its customers and securities held in a bank's portfolio comprise the major portion of a bank's earnings. These rates are highly sensitive to many factors that are beyond the control of a bank. Accordingly, the earnings and growth of a bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

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


Federal Deposit Insurance Corporation Improvement Act of 1991
-------------------------------------------------------------

     Set forth below is a brief discussion of certain portions of FDICIA and implementing regulations that have been adopted or proposed by the Board, the Comptroller of the Currency ("Comptroller"), the Office of Thrift Supervision ("OTS") and the FDIC (collectively, the "federal banking agencies").


Standards for Safety and Soundness
----------------------------------

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


Prompt Corrective Regulatory Action
-----------------------------------

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

     The federal banking agencies have issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, an insured depository institution will be deemed to be:

     . "well capitalized" if it (i) has total risk-based capital of 10 percent or greater, Tier 1 risk-based capital of 6 percent or greater and a leverage capital ratio of 5 percent or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

     . "adequately capitalized" if it has total risk-based capital of 8 percent or greater, Tier 1 risk-based capital of 4 percent or greater and a leverage capital ratio of 4 percent or greater (or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report examination);

     . "undercapitalized" if it has total risk-based capital that is less than 8 percent, Tier 1 risk-based capital that is less than 4 percent or a leverage capital ratio that is less than 4 percent (or a leverage capital ratio that is less than 3 percent if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

     . "significantly undercapitalized" if it has total risk-based capital that is less than 6 percent, Tier 1 risk-based capital that is less than 3 percent or a leverage capital ratio that is less than 3 percent; and

     . "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent.

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

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions, and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

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

     The federal banking agencies have adopted regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency.

     The federal banking agencies issued a rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

     The federal banking agencies have issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss allowances to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.


Other Items
-----------

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

     In addition, the FDIC has issued final and proposed regulations implementing provisions of FDICIA relating to powers of insured state banks. Final regulations issued prohibit insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments were to be divested by no later than December 19, 1996. On June 10, 1996 GBC Real Estate Company, Inc. was dissolved. GBC Real Estate Company, Inc. had been incorporated to engage in real estate activities on July 26, 1989. The Bank has no non-permissible investments.

     Certain regulations prohibit insured state banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The proposal also provides that subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.


Capital Adequacy Guidelines
---------------------------

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

     Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25 percent of risk-weighted assets; (ii) perpetual preferred stock, cumulative perpetual preferred stock and long-term stock and related surplus; (iii) hybrid capital (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and
(iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50 percent of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

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

     The regulatory Capital Guidelines as well as the actual regulatory capitalization for the Company and the Bank as of December 31, 1997 follow:

                                                        Minimum               Well
                          GBC          General         Regulatory         Capitalized
                        Bancorp          Bank         Requirements        Requirements
--------------------------------------------------------------------------------------
Tier 1                   13.57%         12.45%             4%                  6%
Total                    18.47%         13.71%             8%                 10%
Leverage Ratio            9.58%          8.78%             4%                  5%

     As of December 31, 1997 both the Company and the Bank are considered well capitalized.

Safety and Soundness Standards
------------------------------

     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

     The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

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


Premiums for Deposit Insurance
------------------------------

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

     The FDIC has implemented a final risk-based assessment system, as required by FDICIA, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF's members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023 percent of deposits. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the condition of the bank, as a result of the recapitalization of BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits.

Recent Legislation
------------------

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

      The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law required savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. For 1997, the cost to the Bank is 1.3 cents per $100 of deposits. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge BIF and SAIF by 1999 but not until the bank and savings and loan charters are combined. The new law requires the Treasury Department to deliver to Congress comments and recommendations on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Bank can not currently be accurately predicted.


Interstate Banking and Branching
--------------------------------

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") mandates that, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state was permitted to approve such combinations earlier than June 1, 1997, and could have adopted legislation to prohibit interstate mergers after the date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction. California has adopted legislation which "opts California into" the Interstate Act. However, the California Legislation restricts out-of-state banks from purchasing branches or starting a de novo branch to enter the California banking market. Such banks may proceed only by way of purchases of whole banks.

     The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such increased competition will likely have on the Bank's operations.

     The Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "1995 Act") opts in early for interstate branching, allowing out-of-state banks to enter California by merging or purchasing a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the Department of Financial Institutions ("DFI"), to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the DFI to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business,
(ii) repeal of the requirement of directors' oaths (California Financial Code
Section 682), and (iii) repeal of the aggregate limit on real estate loans (California Financial Code Section 1230).


Community Reinvestment Act and Fair Lending Developments
--------------------------------------------------------

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

     The federal banking agencies have issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Tax Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.


Hazardous Waste Clean-Up Costs
------------------------------

     Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolios of the Bank, management is not aware of any potential liability for hazardous waste contamination.


Other Regulations and Policies
------------------------------

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


EMPLOYEES
---------

     As of December 31, 1997, the Bank had approximately 316 full-time equivalent employees. None of the employees are represented by labor unions. Benefit programs are available to eligible employees and include, among others, group medical-dental plan, paid sick leave, paid vacation, and a 401(k) plan.

ITEM 2  PROPERTIES

     GBC Bancorp shares common quarters with General Bank at 800 West 6th Street, Los Angeles, California 90017. The Bank leases approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 1997, the monthly base rent for the facility is $70,143 and is payable to the lessor, Capital & Counties, USA, Inc.

     As of December 31, 1997 the Bank operated full-service branches at fourteen leased locations (including the 800 West 6th street, Los Angeles location which houses the downtown branch of the Bank) and one location where it owns the building and land. In addition, the Bank has certain operating and administrative departments and subsidiaries located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space. The net book value of the two owned facilities (building and land) at December 31, 1997 was $2,358,000. Expiration dates of the Bank's leases range from June, 1998 to February, 2009. All the Bank's full-service branches are located in California and all but three in the Southern California area.


ITEM 3  LEGAL PROCEEDINGS

     In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on the financial condition or the operations of the Company.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of the Company's security holders.


Executive Officers of the Registrant
------------------------------------

     There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers as of December 31, 1997, and their business experience during the prior five years:

                        AGE AT
                        DECEMBER
NAME                    31, 1997            POSITION/BACKGROUND
----                    --------            -------------------

Li-Pei Wu..........        63     President and Chief Executive Officer of the
                                  Company and the Bank since May 1982, Chairman of the Board of the Company and the Bank since
                                  1984.

Peter Wu...........        49     Chief Operating Officer of the Bank since
                                  1995, Executive Vice President of the Company and Secretary of the Company and the Bank since 1979.

Peter Lowe.........        56     Executive Vice President and Chief Financial
                                  Officer of the Company and the Bank since
                                  1994; prior thereto, Executive Vice President and Chief Financial Officer of Manufacturers
                                  Bank from 1990 to 1993.

Eddie Chang........        42     Senior Vice President and Manager of the Real
                                  Estate Department since January 1996.  From
                                  July 1995 to January 1996 Manager of the Real
                                  Estate Department.  From July 1994 to July
                                  1995 self-employed.  From 1992 to July 1994,
                                  Senior Vice President and Manager of the Real
                                  Estate Department.

Gloria Chen........        55     Senior Vice President and Relationship Manager
                                  in the Corporate Lending Department since May
                                  1997; prior thereto, Senior Vice President and
                                  Manager of the International Department at Preferred Bank from 1992 to 1997.

Sue Lai............        45     Senior Vice President of the Corporate Lending
                                  Department since April 1997, Manager of the
                                  Corporate Lending Department since 1994, in various capacities with the Bank since 1991.

Johnny Lee.........        35     Senior Vice President and Regional Manager of
                                  the Northern California Region since April
                                  1997, in various positions with the Bank since
                                  1990.

Domenic Massei.....        53     Senior Vice President of Operations
                                  Administration of the Bank since 1989.

Richard Voake......        57     Senior Vice President and Credit Administrator
                                  of the Bank since 1994, Vice President and Manager of Corporate Credit Examination from
                                  1992 to 1994.

Thomas Wong, Jr....        48     Senior Vice President and Special Assistant to
                                  the Chief Executive Officer since April 1997;
                                  prior thereto, Senior Vice President and head of International Banking and Cash Management sales at Whitney National Bank from 1993 to 1996.

Carl Maier.........        57     Vice President and Controller of the Bank
                                  since July 1993.  From October 1991 to July
                                  1993 self-employed.


                                    PART II
                                    -------


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS


Market Information
------------------

     The common stock of the Company has been traded in the NASDAQ National Market under the symbol GBCB since November 24, 1987.

     The market makers for GBC Bancorp are: Herzog, Heine, Geduld, Inc., Hoefer & Arnett, GBS Financial Corp., Keefe, Bruyette & Woods, Inc., Wedbush Morgan Securities and Oppenheimer & Co.

     The high and low last sale or bid prices for each quarter of the years 1997 and 1996, as reported by the NASDAQ, are as follows:

                    First         Second          Third         Fourth
1997:              Quarter        Quarter        Quarter        Quarter
-----              -------        -------        -------        -------
High                $36.13         $41.00         $49.00         $63.75
Low                 $27.25         $30.75         $41.00         $49.88


                    First         Second          Third         Fourth
1996:              Quarter        Quarter        Quarter        Quarter
-----              -------        -------        -------        -------
High                $22.00         $23.50         $29.25         $29.88
Low                 $17.31         $20.50         $22.50         $27.00


Holders
-------

     As of February 28, 1998, there were 298 holders of record of the Company's common stock as listed with the Company's transfer agent.


Dividend
--------

     Cash dividends per share were declared during the most recent two years as per the following table:

               First         Second          Third         Fourth      Annual
              Quarter        Quarter        Quarter        Quarter     Total
              -------        -------        -------        -------     ------
    1997       $0.12          $0.12          $0.12          $0.12       $0.48
    1996       $0.08          $0.08          $0.10          $0.10       $0.36

     The Company's subsidiary, General Bank, is limited in the payment of dividends by the Financial Code of the State of California which provides that dividends in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 1997, approximately $30.8 million of undivided profits of the Bank is available for dividends to the Company, subject to the subordinated debt covenant restrictions.


ITEM 6  SELECTED FINANCIAL DATA

     The selected financial data on page 29 of the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations on pages 9 through 29 of the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of GBC Bancorp and its subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, on pages 30 through 56 of the Company's 1997 Annual Report to Shareholders, are hereby incorporated by reference.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on matters involving accounting and financial disclosure.

                                   PART III
                                   --------


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors of the Registrant
---------------------------

     The information relating to directors of the Company under the caption "Election of Directors" appearing on page 5 of the Company's Definitive Proxy Statement, dated April 6, 1998, relating to the annual meeting of shareholders to be held on May 7, 1998, is hereby incorporated by reference.


ITEM 11  EXECUTIVE COMPENSATION

     The information regarding executive compensation under the caption "Executive Compensation" appearing on pages 8 through 15 of the Company's Definitive Proxy Statement dated April 6, 1998, for the annual meeting of shareholders to be held on May 7, 1998, is hereby incorporated by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding the security ownership of certain beneficial owners and management under the caption "Shareholdings of Certain Beneficial Owners and Management" appearing on pages 2 through 4 of the Company's Definitive Proxy Statement, dated April 6, 1998, for the annual meeting of shareholders to be held on May 7, 1998, is hereby incorporated by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions under the caption "Certain Transactions" appearing on page 17 of the Company's Definitive Proxy Statement dated April 6, 1998, for the annual meeting of shareholders to be held on May 7, 1998, is hereby incorporated by reference.

                                    PART IV
                                    -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements and Schedules

                                                           Page in Annual Report
                                                             to   Shareholders
                                                           ---------------------

GBC Bancorp and subsidiaries:
Independent Auditors' Report..............................     Page 56

Consolidated Balance Sheets as of December 31, 1997 and
 1996.....................................................     Page 30


Consolidated Statements of Income for the Years Ended
 December 31, 1997, 1996 and 1995.........................     Page 31


Consolidated Statements of Changes in Stockholders'
 Equity for the Years Ended December 31, 1997, 1996 and
 1995.....................................................     Page 32



Consolidated Statements of Cash Flow for the Years Ended
 December 31, 1997, 1996 and 1995.........................     Page 33


Notes to Consolidated Financial Statements................     Pages 34-55


     All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

(a)(3) Exhibit Index

(b) Reports on Form 8-K

     None

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GBC Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  GBC BANCORP

/s/ Li-Pei Wu                               /s/  Peter Lowe
----------------------------------          -----------------------------------
by: Li-Pei Wu,                              by: Peter Lowe,
President and Chief Executive Officer       Executive Vice President and Chief
                                            Financial Officer


Date:  3-19-98                              Date:  3-19-98
       ---------------------------                 -----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Helen Chen                              Date:   3-19-98
----------------------------------               -------------------------------
Helen Chen, Director


/s/ Thomas C. T. Chiu                       Date:   3-19-98
----------------------------------               -------------------------------
Thomas C. T. Chiu, Director


/s/ Chuang-I Lin                            Date:   3-19-98
----------------------------------               -------------------------------
Chuang-I Lin, Director


/s/ Ko-Yen Lin                              Date:   3-19-98
----------------------------------               -------------------------------
Ko-Yen Lin , Director


/s/ Ting Y. Liu                             Date:   3-19-98
----------------------------------               -------------------------------
Ting Y. Liu, Director


/s/ John Wang                               Date:   3-19-98
----------------------------------               -------------------------------
John Wang, Director


/s/                                         Date:
----------------------------------               -------------------------------
Kenneth C. Wang, Director


/s/ Chien-Te Wu                             Date:   3-19-98
----------------------------------               -------------------------------
Chien-Te Wu, Director

/s/ Julian Wu                               Date:   3-19-98
----------------------------------               -------------------------------
Julian Wu, Director


/s/ Li-Pei Wu                               Date:   3-19-98
----------------------------------               -------------------------------
Li-Pei Wu , Director


/s/ Peter Wu                                Date:   3-19-98
----------------------------------               -------------------------------
Peter Wu, Director


/s/ Ping C. Wu                              Date:   3-19-98
----------------------------------               -------------------------------
Ping C. Wu, Director


/s/ Walter Wu                               Date:   3-19-98
----------------------------------               -------------------------------
Walter Wu, Director


/s/ Chin-Liang Yen                          Date:   3-19-98
----------------------------------               -------------------------------
Chin-Liang Yen, Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                              Page
Number                                 Description                                  Number
-------                                -----------                                  ------
  3.1     Articles of Incorporation, as amended (incorporated herein by this reference to Exhibit 3.1 on the Company's Form 8 to the Company's
          Annual Report on Form 10-K for year ended December 31, 1987; and to
          Exhibit 3.1 on the Company's Quarterly Report on form 10-Q for the
          quarter ended June 30, 1988)                                                 --
  3.2     Bylaws (incorporated herein by this reference to Exhibit 3.2 on the
          Company's Form 8 to the Company's Annual Report on Form 10-K for
          the year ended December 31, 1987)                                            --
  3.3     Amendment to bylaws of GBC Bancorp (incorporated herein by this reference to Exhibit 3.3 on the Company's Form 10-K for the year
          ended December 31, 1991)                                                     --
 10.1     Lease for ground floor space at 23326 Hawthorne Boulevard, Suite
          100, Torrance, California (incorporated herein by this reference to
          Exhibit 10.2 on the Company's Form 8 to the Company's Annual Report
          on Form 10-K for the year ended December 31, 1987)                           --
 10.2     Lease for ground floor space at 1420 East Valley Boulevard.,
          Alhambra, California (incorporated herein by this reference to
          Exhibit 10.6 on the Company's Form 8 to the Company's Annual Report
          on Form 10-K for the year ended December 31, 1987)                           --
 10.3     Lease for ground floor space at 17271 Gale Ave., City of Industry,
          California (incorporated herein by this reference to Exhibit 10.7
          on the Company's Form 10-K for the year ended December 31, 1988)             --
 10.4     1988 Stock Option Plan (incorporated herein by this reference to
          Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1988)                                                 --
 10.5     Lease for ground floor space at 4010 Barranca Parkway, Irvine,
          California (incorporated herein by this reference to Exhibit 10.11
          on the Company's Form 10-K for the year ended December 31, 1989)             --

 10.6     Lease for ground floor space at 4688 Convoy Street, San Diego,
          California (incorporated herein by this reference to Exhibit 10.12
          on the Company's Form 10-K for the year ended December 31, 1989)             --
 10.7     Lease for ground floor space at 701 S. Atlantic Boulevard, Monterey
          Park, California (incorporated herein by this reference to Exhibit
          10.13 on the Company's Form 10-K for the year ended December 31,
          1990)                                                                        --
 10.8     Lease for ground floor space at 2783 S. Diamond Bar Boulevard,
          Suite 8-B, Diamond Bar, California (incorporated herein by this reference to Exhibit 10.11 on the Company's Form 10-K for the year
          ended December 31, 1991)                                                     --
 10.9     Employment Agreement among the Company, the Bank and Li-Pei Wu, dated as of December 19, 1991 (incorporated herein by this reference to Exhibit 10.12 on the Company's Form 10-K for the year
          ended December 31, 1991)                                                     --
 10.10    Non-Qualified Stock Option Agreement between the Company and Li-Pei
          Wu, dated as of December 19, 1991, relating to the grant of stock options under the Company's 1988 stock option plan (incorporated herein by this reference to Exhibit 10.13 on the Company's Form
          10-K for the year ended December 31, 1991)                                   --
 10.11    Board of Directors resolutions adopted on February 6, 1992, with respect to the GBC Bancorp Amended and Restated 1988 Stock Option
          Plan, which, among other things, authorize the grant of incentive stock options, eliminate certain limitations on the vesting and exercisability, and increase the maximum number of shares that may be issued thereunder (incorporated herein by this reference to
          Exhibit 10.14 on the Company's Form 10-K for the year ended
          December 31, 1991)                                                           --
 10.12    GBC Bancorp Amended and Restated 1988 Stock Option Plan, as Exhibit
          28.1 to Form S-8 Registration Statement filed with the Securities and Exchange commission on April 22, 1992, Registration Number:
          33-47452 (incorporated herein by this reference to Exhibit 10.15 on
          the Company's Form 10-K for the year ended December 31, 1992)                --
 10.13    Lease for ground floor space at 1139 West Huntington Drive,
          Arcadia, California (incorporated herein by this reference to
          Exhibit 10.16 on the Company's Form 10-K for the year ended
          December 31, 1993)                                                           --
 10.14    Lease for ground floor space at 2263 N. Tustin Avenue, Orange,
          California (incorporated herein by this reference to Exhibit 10.17
          on the Company's Form 10-K for the year ended December 31, 1993)             --

 10.15    Lease for office building space for ground and second floors and
          14th and 15th floors located at 800 West 6th Street, Los Angeles,
          California (incorporated herein by this reference to Exhibit 10.19           --
          on the Company's Form 10-K for the year ended December 31, 1993)
 10.16    Sublease for ground floor office building space at 1420 East Valley
          Boulevard, Alhambra, California (incorporated herein by this                 --
          reference to Exhibit 10.21 on the Company's Form 10-K for the year ended December 31, 1994)
 10.17    Addendum to standard office lease at 4010 Barranca Parkway, Irvine,
          California (incorporated herein by this reference to Exhibit 10.22           --
          on the Company's Form 10-K for the year ended December 31, 1994)
 10.18    Lease for ground floor office building space at 9045 Corbin Avenue,
          Northridge, California  (incorporated herein by this reference to            --
          Exhibit 10.23 on the Company's Form 10-K for the year ended
          December 31, 1994)
 10.19    Lease for office building space on first and second floors located
          at 10001 N. De Anza Boulevard, Cupertino, California  (incorporated          --
          herein by this reference to Exhibit 10.24 on the Company's Form
          10-K for the year ended December 31, 1994)
 10.20    Lease agreement for office building space on ground floor located
          at 520 South El Camino Real, San Mateo, California  (incorporated            --
          herein by this reference to Exhibit 10.25 on the Company's Form
          10-K for the year ended December 31, 1994)
 10.21    Lease agreement for office building space on ground floor located
          at 47000 Warm Springs Boulevard, Fremont, California  (incorporated          --
          herein by this reference to Exhibit 10.26 on the Company's Form
          10-K for the year ended December 31, 1994)
 10.22    Purchase, Assignment and Assumption Agreement 615 dated as of December
          1,1996 between Gaucho-1 Inc. and General Bank and the related
          Assignment and Assumption Agreement 615 dated December 27, 1996 between the same parties (incorporated herein by this reference to
          Exhibit 10.22 on the Company's Form 10-K for the year ended December
          31, 1996)
 10.23    Purchase Assignment and Assumption Agreement dated as of December
          1, 1997 between RGL-2 Corporation and General Bank                           pp.
 11       Computation of Per Share Earnings                                            pp.
 12       Computation of Ratios                                                        pp.
 13       Annual Report to Shareholders                                                pp.
 21       Subsidiaries of GBC Bancorp                                                  pp.
 27.1     Financial Data Schedule                                                      pp.
 27.2     Financial Data Schedule dated 9/30/97
 27.3     Financial Data Schedule dated 6/30/97
 27.4     Financial Data Schedule dated 3/31/97
 27.5     Financial Data Schedule dated 12/31/96
 27.6     Financial Data Schedule dated 9/30/96
 27.7     Financial Data Schedule dated 6/30/96
 27.8     Financial Data Schedule dated 3/31/96
 27.9     Financial Data Schedule dated 12/31/95