Form 10-Q
period 1998-03-31
GBC BANCORP
filed 1998-05-14
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549



          Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For  the Quarter Ended March 31, 1998 Commission file number   0-16213
                                                              ---------
                        GBC BANCORP
(Exact name of registrant as specified in its charter)

         California                                95-3586596
---------------------------------            ----------------------------
(State  or  other jurisdiction of                    (I.R.S.
  incorporation or organization)             Employer Identification No.)


  800 West 6th Street, Los Angeles,  California               90017
------------------------------------------------          ------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code   (213)972-4172

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
Yes      X        No
     ---------        --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock, no par value, 7,071,849 shares issued and outstanding as of March 31, 1998.





                      TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION.................................   3

Item 1.   Financial Statements..................................   4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........   9



PART II.  OTHER INFORMATION.....................................  29

Item 1.   Legal Proceedings.....................................  30

Item 2.   Changes In Securities.................................  30

Item 3.   Default Upon Senior Securities........................  30

Item 4.   Submission Of Matters To A Vote Of Securities
          Holders ..............................................  30

Item 5.   Other Information.....................................  30

Item 6.   Exhibits And Reports On Form 8-K......................  30



PART III. SIGNATURES............................................  32










               PART I - FINANCIAL INFORMATION









                         GBC BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                 March31,      December31,
(In Thousands)                                     1998           1997

ASSETS
Cash and Due From Banks                         $ 33,637        $ 32,519
Federal Funds Sold and Securities Purchased
Under Agreements to Resell                       127,500         108,000
Securities Available for Sale at Fair Value
(Amortized Cost of $616,343
 and $640,791 at  March 31, 1998 and December
 31, 1997, Respectively)                         619,262         643,660
Securities Held to Maturity (Fair Value of
 $94,390 and $58,169 at March 31, 1998
 and December 31, 1997, Respectively)             94,342          58,045
Loans and Leases                                 673,084         638,829
Less:  Allowance for Credit Losses               (15,848)        (16,776)
           Deferred Loan Fees                     (4,995)         (4,448)
                                            -------------   -------------
Loans and Leases, Net                            652,241         617,605
Bank Premises and Equipment, Net                   5,651           5,709
Other Real Estate Owned, Net                       7,204           7,871
Due From Customers on Acceptances                 10,660          11,768
Real Estate Held for Investment                    8,029           8,360
Accrued Interest Receivable and Other Assets      13,011          15,900
                                            -------------   -------------
  Total Assets                               $ 1,571,537     $ 1,509,437
                                            =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                        $ 147,422       $ 149,616
 Interest Bearing Demand                         240,159         218,729
 Savings                                          93,957          96,340
 Time Certificates of Deposit of $100,000 or
  More                                           607,068         595,077
 Other Time Deposits                             263,566         232,070
                                            -------------   -------------
Total Deposits                                 1,352,172       1,291,832

Subordinated Debt                                 38,777          38,745
Acceptances Outstanding                           10,660          11,768
Accrued Expenses and Other Liabilities            15,573          20,769

  Total Liabilities                            1,417,182       1,363,114

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   20,000,000 Shares Authorized; 7,071,849 and
   6,995,049 Shares Outstanding at  March 31,
   1998 and December 31, 1997, Respectively     $ 55,747          53,314
 Retained Earnings                                96,925          91,355
 Accumulated Other Comprehensive Income            1,683           1,654
                                            -------------   -------------
  Total Stockholders' Equity                     154,355         146,323
                                            -------------   -------------
  Total Liabilities and Stockholders'
    Equity                                   $ 1,571,537     $ 1,509,437
                                            =============   =============

See Accompanying Notes to Consolidated Financial Statements



                        GBC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                             For the Quarter Ended March 31,
(In Thousands, Except Per
 Share Data)                                    1998              1997
                                           --------------    --------------
INTEREST INCOME
  Loans and Leases, Including Fees              $ 16,570        $ 15,293
  Securities Available for Sale                    9,888           8,288
  Securities Held to Maturity                      1,237             259
  Federal Funds Sold and Securities
   Purchased under Agreements to Resell            1,985           1,894
  Other                                                6               -
                                           --------------    ------------
    Total Interest Income                         29,686          25,734
                                           --------------    ------------
INTEREST EXPENSE
  Interest Bearing Demand                          1,373           1,158
  Savings                                            648             764
  Time Deposits of $100,000 or More                7,763           6,777
  Other Time Deposits                              3,059           1,950
  Federal Funds Purchased and Securities
   Sold under Repurchase Agreements                    4               2
  Subordinated Debt                                  870             399
                                           --------------    ------------
    Total Interest Expense                        13,717          11,050
                                           --------------    ------------
    Net Interest Income                           15,969          14,684
  Provision for Credit Losses                          -           1,000
                                           --------------    ------------
    Net Interest Income after Provision
     for Credit Losses                            15,969          13,684
                                           --------------    ------------

NON-INTEREST INCOME
  Service Charges and Commissions                  1,437           1,342
  Gain on Sale of Loans, Net                          19              50
  Other                                              317             132
                                           --------------    ------------
    Total Non-Interest Income                      1,773           1,524
                                           --------------    ------------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                   4,295           3,769
  Occupancy Expense                                  728             694
  Furniture and Equipment Expense                    485             420
  Net Other Real Estate Owned Expense                312             243
  Other                                            1,484           1,664

    Total Non-Interest Expense                     7,304           6,790
                                           --------------    ------------
Income before Income Taxes                        10,438           8,418
Provision for Income Taxes                         3,807           2,674
                                           --------------    ------------
  Net Income                                     $ 6,631         $ 5,744
                                           ==============    ============
Earnings Per Share
  Basic                                           $ 0.47          $ 0.42
  Diluted                                           0.46            0.41
                                           ==============    ============

See Accompanying Notes to Consolidated Financial Statements



                     GBC BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                           For the Quarter Ended March 31,
(In Thousands)                                  1998             1997

                                           --------------    ------------
Net Income                                       $ 6,631        $ 5,744
                                           --------------    ------------
Other Comprehensive Income, Net of Tax:
   Change in Unrealized Gains/(Losses)
   on Securities During Period                        29         (2,754)
                                           --------------    ------------
Other Comprehensive Income                            29         (2,754)
                                           --------------    ------------
Comprehensive Income                             $ 6,660        $ 2,990
                                           ==============    ============




                     GBC BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For the Quarter Ended March 31,
(In Thousands, Except Per Share Data)           1998             1997
                                           --------------    ------------
OPERATING ACTIVITIES:
Net Income                                       $ 6,631        $ 5,744
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation                                         313            294
Net Accretion of Discounts on Securities             (83)           (59)
Accretion of Discount on Subordinated
  Notes                                               32              -
Writedown on Real Estate Held for
  Investment                                         331            332
Provision for Credit Losses                            -          1,000
Amortization of Deferred Loan Fees                  (710)          (850)
Gain on Sale of Loans                                (19)           (50)
(Gain)/Loss on Sale of Other Real Estate
  Owned                                              (14)            24
Loans Originated for Sale                              -         (7,660)
Proceeds from Sales of Loans Originated
  for Sale                                            19          7,965
Net Decrease in Accrued Interest
  Receivable and Other Assets                      1,744            574
Net Increase/ (Decrease) in Accrued
  Expenses and Other Liabilities                  (2,937)           219
Other, Net                                             1             (1)
                                          ---------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 5,308        $ 7,532
                                          ---------------   -------------
INVESTING ACTIVITIES:
Purchases of Securities Available for Sale       (70,947)      (149,273)
Proceeds from Maturities of Securities
  Available for Sale                              95,339        122,624
Purchases of Securities Held to Maturity         (50,090)             -
Proceeds from Maturities of Securities
  Held to Maturity                                13,933            307
Net Increase in Loans and Leases                 (34,077)       (13,481)
Proceeds from Sales of Other Real Estate
  Owned                                              832            523
Purchases of Premises and Equipment                 (257)          (134)
                                          ---------------   -------------
NET CASH USED BY INVESTING ACTIVITIES          $ (45,267)       (39,434)
                                          ---------------   -------------
FINANCING ACTIVITIES:
Net (Decrease)/Increase in Demand,
  Interest Bearing Demand and Savings
  Deposits                                        16,853        (16,771)
Net Increase in Time Certificates of
  Deposits                                        43,487         15,178
Cash Dividend Paid                                  (839)          (677)
Proceeds from Exercise of Stock Options            1,076            448
                                          ---------------   -------------
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                    $ 60,577       $ (1,822)
                                          ---------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS           20,618        (33,724)
Cash and Cash Equivalents at Beginning of
  Period                                         140,519        187,009
                                          ---------------   -------------
Cash and Cash Equivalents at End of Period     $ 161,137      $ 153,285
                                          ===============   =============

Supplemental Disclosures of Cash Flow
  Information:
  Cash Paid During This Period
   Interest                                     $ 13,453       $ 11,568
   Income Taxes                                      350              -
                                          ===============   =============
Noncash Investing Activities:
  Loans Transferred to Other Real Estate
    Owned at Fair Value                            $ 151        $ 3,425
                                          ===============   =============

See Accompanying Notes to Consolidated Financial Statements




                GBC Bancorp and Subsidiaries


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------

       In the opinion of management, the consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of March 31, 1998 and December 31, 1997 and the quarter ended March 31, 1998 and 1997, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned consolidated financial statements are in conformity with general accepted accounting principles.

Reporting Comprehensive Income
-------------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements.

     Management adopted SFAS 130, effective January 1, 1998. Accordingly, the Company has presented consolidated statements of comprehensive income for the periods disclosed. In addition, the Company has combined the components of other comprehensive income and included them on the balance sheet as accumulated other comprehensive income as of March 31, 1998 and 1997.

Earnings Per Share
-------------------

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share.
Under SFAS 128, the Company is required to report both basic and diluted earings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the quarter ended March 31, 1997 have been restated to conform with the provisions of SFAS 128 and to reflect the impact of a stock split discussed below.

Consolidated Statements of Cash Flows
--------------------------------------

      Cash and cash equivalents consist of cash and due from banks, and federal funds sold and securities purchased under agreements to resell.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         -----------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------

OVERVIEW
---------

      For the quarter ended March 31, 1998, net income totaled $6,631,000, an increase of $887,000, or 15.4% from the $5,744,000 earned during the corresponding period of 1997. Diluted earnings per share for the quarter ended March 31, 1998 were $0.92 per share compared to $0.82 per share for the same period of 1997.

      The increase over the corresponding period of a year ago is primarily due to an increase of net interest income and the decrease of the provision for credit losses.

      The increase of net interest income was due to an increase of average earning assets partially offset by a reduction in the net interest spread. The net interest spread is defined as the yield on earning assets less the rates paid on interest bearing liabilities. The net interest spread declined to 3.57% for the quarter ended March 31, 1998 from 4.00% for the corresponding period of a year ago.

      There was no provision for credit losses in the first quarter of 1998. This compares to $1,000,000 of provision recorded during the first quarter of 1997. The decline of the provision for credit losses in 1998 is primarily a reflection of the decrease in net charge-offs.

     The annualized return on average assets ("ROA") for the Company was 1.75% and 1.73% for the quarters ended March 31, 1998 and 1997, respectively. The annualized return on average stockholders' equity ("ROE") for the quarters ended March 31, 1998 and 1997 was 17.8% and 19.6%, respectively. The slight increase of the ROA reflects the increased profitability. The decline of the ROE reflects the 26.5% growth of average stockholders equity primarily resulting from the profitability of the Company during the twelve-month period ended March 31, 1998.

      The Board of Directors of the Company declared a two-for-one stock split to shareholders of record on April 30, 1998. The shares will be issued and distributed on May 15, 1998. Basic and diluted earnings per share for the quarters ended March 31, 1998 and 1997 reflect the impact of the stock split.

RESULTS OF OPERATIONS
----------------------
Net Interest Income
--------------------

      For the quarters ended March 31, 1998 and 1997, net interest income before the provision for credit losses was $15,969,000 and $14,684,000, respectively, representing an increase of $1,285,000, or 8.8%. The components explaining this increase are discussed below.

Interest Income
-----------------

      Total interest income for the quarter ended March 31, 1998 was $29,686,000 compared to $25,734,000 for the corresponding period of a year ago. The increase of $3,952,000, or 15.4%, was due to an increase of average earning assets. For the quarter ending March 31, 1998 and 1997, average earning assets were $1,476 million and $1,276 million, respectively, representing a $200 million, or 15.7%, growth. For the quarters ending March 31, 1998 and 1997, the yield on earning assets was 8.16% and 8.18%, respectively, representing a 2-basis point decrease.

      The $200 million growth of average earning assets from the period ended March 31, 1997 was the result of increases in all categories of earning assets except for the lowest yielding asset (federal funds sold and securities purchased under agreements to resell) which reflected a modest decline. Average loans and leases increased $49.0 million and securities increased $152.0 million. Excluding the average balance of $46.1 million of loans to depository institutions during the first quarter of 1997, the average loan growth was $95.1 million.

      The slight decrease in the yield on average earning assets had a minor impact on interest income. The 2-basis point decline was the result of a decline in the yield on loans, excluding the loans to depository institutions. For 1997, this yield was 10.69% compared to 10.32% for 1998. This decline was offset by the elimination of lower-yielding loans to depository institutions in 1998 and a 9-basis point increase in the securities portfolio from 6.39% for the quarter ended March 31, 1997 to 6.48% for the quarter ended March 31, 1998. This increased yield in the securities portfolio was the result of an increased average investment in higher yielding asset backed securities as a percentage of the total average securities portfolio. For the quarters ended March 31, 1998 and 1997, these securities represented 22.7% and 12.0%, respectively, of the average total securities portfolio. The asset backed securities owned by the Bank are all AAA-rated and are collateralized with home equity mortgages.

Interest Expense
------------------

      Total interest expense for the quarter ended March 31, 1998 was $13,717,000 compared to $11,050,000 for the corresponding period of a year ago. The increase of $2,667,000, or 24.1%, was due to both the increase of average interest-bearing liabilities and an increase in the cost of funds. Average interest-bearing deposits were $1,173 million and $1,056 million for the quarter ended March 31, 1998 and 1997, respectively, representing a $116.9 million, or 11.1%, increase. Higher yielding certificates of deposit represented the greatest increase of $125.8 million. Interest bearing demand also increased by $13.6 million. These increases were partially offset by a decline of $22.5 million in savings deposits.

      The rates paid on interest bearing deposits increased by 35-basis points from 4.09% in 1997 to 4.44% in 1998. There were two reasons for the increase. First, there was an increased percentage of average time deposits to total average interest-bearing deposits. For the quarters ended March 31, 1998 and 1997, average time deposits were 72.1% and 68.1% of average interest-bearing deposits, respectively. Time deposits represent the most costly deposit product for the Bank.

      Second, the rates paid on the different categories of interest-bearing deposits increased. For the quarters ended as indicated, average balance and rates paid for the deposit categories were as follows:


                                        For the Quarter Ended March 31,
(Dollars in Thousands)                       1998             1997

                                       --------------    ------------
Interest bearing demand - Average
  balance                                    232,803         219,166
Rate                                            2.39%           2.14%

Savings - Average balance                     95,070         117,588
Rate                                            2.76%           2.64%

Time certificates of deposit of
  $100,000 or more - Average balance         595,894         549,095
Rate                                            5.28%           5.01%

Other time deposits - Average balance        249,417         170,416
Rate                                            4.97%           4.64%



     The cost of funds for the quarters ended March 31, 1998 and 1997 was 4.59% and 4.18%, respectively, an increase of 41-basis points. In addition to the increased rates paid on deposits and the composition of the deposit products, as discussed above, the increase in the average amount of subordinated debt further increased interest expense. For the quarters ended as indicated, the average balance and cost of funds for subordinated debt were as follows:

                                       For the Quarter Ended March 31,
                                            1998             1997
                                       --------------    ------------
        Average Balance                      $38,756         $15,000

        Cost of Funds                           8.98%          10.64%


      The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, declined to 3.57% for the quarter ended March 31, 1998 from 4.00% for the corresponding period of a year ago. The reduction is primarily due to the increased cost of funds, as explained above.

      The net interest margin defined as the annualized difference between interest income and interest expense divided by average interest earning assets, decreased to 4.39% for the quarter ended March 31, 1998, from 4.67% for the corresponding period of a year ago. The compression of the margin is primarily due to the 43-basis point reduction of the net interest spread.

Provision for Credit Losses
----------------------------

      For the quarter ended March 31, 1998, there was no provision for credit losses compared to $1,000,000 for the same period of 1997, a decrease of $1,000,000.

      The decline of the provision for credit losses in 1998 was primarily caused by the improved credit quality of the loan portfolio and a decrease of net charge-offs. For the quarters ending March 31, 1998 and 1997, net charge-offs were $0.9 million and $2.0 million, respectively. As of March 31, 1998, non-performing loans totaled $34.3 million compared to $36.4 million, as of March 31, 1997.

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


Non-Interest Income
--------------------

      Non-interest income for the quarter ended March 31, 1998 totaled $1,773,000 compared to $1,524,000 for the same period ended March 31, 1997. The net increase of $249,000, or 16.3%, was primarily attributable to an increase in escrow fees and the receipt of $125,000 of interest on a 1992 tax refund.


Non-Interest Expense
----------------------

      Non-interest expense for the quarter ended March 31, 1998 totaled $7,304,000, a $514,000, or 7.6%, increase over the $6,790,000 recorded in the same period of 1997. The increase was due to a $526,000, or 14.0%, increase in salaries and employee benefits. The increase was due to increased salaries and a higher profit sharing accrual caused by a higher level of pre-tax earnings. Other expense decreased $180,000 primarily as a result of a $139,000 decrease in legal fees.

      For the quarter ended March 31, 1998, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, declined to 41.2%, comparing favorably to 41.9% for the corresponding period of 1997.


Provision for Income Taxes
---------------------------

      For the quarter ended March 31, 1998 the provision for income taxes was $3,807,000, representing 36.5% of pre-tax income. The provision for the quarter ended March 31, 1997 was $2,674,000, representing 31.8% of pre-tax income. The higher effective tax rate of the current quarter was mainly due to the increase in taxable earnings compared to the corresponding period of a year ago while the low income housing tax credit remained constant.


FINANCIAL CONDITION
----------------------

      Total assets as of March 31, 1998, were $1,572 million representing a $62.1 million, or 4.1%, increase from total assets of $1,509 million as of December 31, 1997. As of March 31, 1998, total deposits were $1,352 million representing a $60.3 million, or 4.7%, increase from total deposits of $1,292 million as of December 31, 1997.


Loans
------

      As of March 31, 1998, total loans and leases were $673.1 million, representing a $34.3 million, or 5.4%, increase from total loans and leases of $638.8 million as of December 31, 1997. The net increase was primarily from the growth of trade-financing loans of $15.0 million which are included in commercial loans, and the growth of $12.8 million of conventional real estate loans. The growth of trade-financing loans reflects the growth in international trade resulting primarily from new customer relationships.

     The $12.8 million increase in conventional real estate loans is the result of the take-out financing on three construction loans totaling $13.0 million and an additional loan of $8.0 million, net of pay-downs and pay-offs, in the first quarter.

     Also contributing to the loan growth was a net increase of $3.4 million of construction lending. Despite the decline of $13.0 million as discussed above, there was net growth due to a $9 million disbursement under a new $35 million construction loan commitment as well as disbursements under commitments booked prior to 1998.

     The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:

                               March 31, 1998          December 31, 1997

(In Thousands)             Amount     Percentage     Amount      Percentage
----------------------------------------------------------------------------
Commercial               $ 253,441       37.6%     $ 233,309        36.5%
Real Estate -
Construction                93,980       14.0%        90,560        14.2%
Real Estate -
Conventional               289,124       43.0%       276,350        43.2%
Installment                     38         -              54          -
Other Loans                 21,572        3.2%        23,993         3.8%
Leveraged Leases            14,929        2.2%        14,563         2.3%
                        ----------------------------------------------------
Total                    $ 673,084      100.0%     $ 638,829       100.0%
                        ====================================================


Non-performing Assets
-----------------------

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

       The Company has a policy of classifying loans (including impaired loans) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income and the amortization of any deferred loan fees is stopped. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied against principal or reported as recoveries on amounts previously charged-off, according to management's judgment as to the collectibility of principal.

      The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:

(IN THOUSANDS)                    March 31, 1998           December 31, 1997

Loans 90 Days or More
  Past Due and Still Accruing         $ 1,745                   $ 2,778
Non-accrual Loans                      13,309                     9,834
Total Past Due Loans                   15,054                    12,612
Restructured Loans (on
  Accrual Status)                      19,281                    20,323
Total Non-performing
  and Restructured Loans               34,335                    32,935
Other Real Estate Owned, Net            7,204                     7,871
                                   ------------              -------------
Total Non-performing Assets          $ 41,539                  $ 40,806


      Total non-performing assets increased $0.7 million to $41.5 million, as of March 31, 1998, from $40.8 million, as of December 31, 1997. The reason for the 1.8% increase was a $3.5 million rise in non-accrual loans from $9.8 million as of December 31, 1997 to $13.3 million as of March 31, 1998, representing a 35.3% increase, offset by reductions in the other categories of non-performing assets.

Past-due loans
---------------

      Of the two loans comprising the past-due and still accruing classification one is expected to be paid off in the near future and the other is anticipated to be renewed with no concessions granted.

Non-accrual loans
-------------------

      Of the $13.3 million of non-accruals, $4.5 million, or 33.5%, are collateralized by real property. In the event the Bank initiates foreclosure proceedings, management believes the collateral underlying these loans provides substantial protection against the loss of principal. Commercial loans totaling $8.8 million are on non-accrual status as of March 31, 1998. These loans are collateralized by a variety of business assets and the Bank does not anticipate any significant losses.

      The increase of non-accrual loans from levels during 1997 is the result of a few specific problem credits. Management does not anticipate an upward trend developing in the levels of non-accrual loans during 1998.

      The following table analyzes the increase in non-accrual loans during the three months ended March 31, 1998:

                 Non-Accrual Loans (In Thousands)
       ---------------------------------------------------
        Balance, December 31, 1997               $ 9,834
        Add: Loans placed on non-accrual           7,733
        Less: Charge-offs                         (1,099)
              Returned to accrual status          (1,076)
              Repayments                          (1,958)
              Transfer to OREO                      (125)
        Balance, March 31, 1998                   13,309


      The following table breaks out the Company's non-accrual loans by category as of March 31, 1998 and December 31, 1997:

(IN THOUSANDS)                    March 31, 1998           December 31, 1997
-----------------------------------------------------------------------------
Commercial                           $  8,837                   $  5,957
Real Estate-Construction                  455                        455
Real Estate-Conventional                4,010                      3,414
Installment                                 7                          8
Total                                $ 13,309                    $ 9,834

Restructured Loans
-------------------

     As of March 31, 1998, the balance of restructured loans was $19.3 million compared to $20.3 million as of December 31, 1997, representing a $1.0 million decrease. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of March 31, 1998, one loan totaling $685,000 was on non-accrual status. As of March 31, 1998, restructured loans consisted of fourteen real estate credits compared to fifteen as of year end 1997. The weighted average yield of the restructured loans as of March 31, 1998 was 10.19%.

      There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned
--------------------------

     As of March 31, 1998, other real estate owned ("OREO"), net of valuation allowance of $2.0 million, totaled $7.2 million, representing a decrease of $0.7 million, or 8.5%, from the net balance of $7.9 million, net of valuation allowance of $2.1 million, as of December 31, 1997. As of March 31, 1998 and December 31, 1997, OREO consisted of 16 properties and 17 properties, respectively.

      The OREO properties are all physically located in the Bank's market area. They include single family residences, condominiums, commercial buildings, and land. Seven properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, it will sell the land undeveloped.

      The following table sets forth the Bank's OREO by property type as of the dates indicated:

                                     March 31,             December 31,
(In Thousands)                         1998                     1997
-----------------------------------------------------------------------------
Property Type
--------------
Single-Family Residential             $   217                  $   380
Condominium                             2,198                    2,598
Multi-Family Residential                    -                      220
Land for Residential                    3,715                    3,715
Land for Agriculture                       15                       15
Retail Facilities                       3,058                    3,003
Less: Valuation Allowance              (1,999)                  (2,060)
                                    -----------              -----------
Total                                 $ 7,204                  $ 7,871
                                    ===========              ===========


Impaired Loans
----------------

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $15.4 million of outstanding impaired loans as of March 31, 1998, $10.1 million are included in the balance of restructured loans and are performing pursuant to the terms and conditions of the restructuring. The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the dates indicated:

(IN THOUSANDS)                        March 31, 1998         December 31, 1997
------------------------------------------------------------------------------
Recorded Investment with Related
  Allowance                                 $15,378                  $16,095
Recorded Investment with no Related
  Allowance                                       6                    1,022
Total Recorded Investment                    15,384                   17,117
Specific Allowance on Impaired
  Loans                                       1,380                    1,544

      The average balance of total recorded investment in impaired loans was $16.3 million for the three months ended March 31, 1998 and $22.4 million for the twelve months ended December 31, 1997.

      For the quarters ended March 31, 1998 and 1997, interest income recognized on impaired loans was $355,000 and $564,000, respectively. Of the amount of interest income recognized during the quarters ended March 31, 1998 and 1997, no interest was recognized under the cash basis method.

      Management cannot predict the extent to which the current economic environment, including the real estate market, may continue to improve or worsen, or the full impact such environment may have on the Bank's loan portfolio. Furthermore, as the Bank's primary regulators review the loan portfolio as part of their routine, periodic examinations of the Bank, their assessment of specific credits may affect the level of the Bank's non-performing loans. Accordingly, there can be no assurance that other loans will not be placed on non-accrual, become 90 days or more past due, have terms modified in the future, or become OREO.

Allowance for Credit Losses
-----------------------------

      As of March 31, 1998, the balance of the allowance for credit losses was $15.8 million, representing 2.35% of outstanding loans and leases. This compares to an allowance for credit losses of $16.8 million as of December 31, 1997, representing 2.63% of outstanding loans and leases.

       The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans), for the three-month periods ended as indicated:

(IN THOUSANDS)                     March 31, 1998             March 31, 1997
------------------------------------------------------------------------------
Balance, Beginning of Period           $ 16,776                   $ 16,209
Provision for Credit Losses                   -                      1,000
Charge-offs                              (1,099)                    (2,458)
Recoveries                                  171                        455
Net Charge-offs                            (928)                    (2,003)
                                     ------------               ------------
Balance, End of Period                 $ 15,848                   $ 15,206
                                     ============               ============

      As of March 31, 1998, the allowance represents 119% of non-accrual loans and 46.2% of non-performing and restructured loans combined. As of December 31, 1997, the allowance represented 171% of non-accrual loans and 50.9% of non-performing and restructured loans combined.

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of March 31, 1998.

Securities
------------

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

      As of March 31, 1998, the Company recorded net unrealized gains of $2,919,000 on its available for sale portfolio. Stockholders' equity includes $1,692,000, representing the net unrealized gains, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at March 31, 1998 and December 31, 1997 were as follows:


                                                   Gross             Gross
(In Thousands)                  Amortized        Unrealized        Unrealized        Fair
March 31, 1998                    Cost             Gains             Losses         Value
--------------------------------------------------------------------------------------------
Securities Held to Maturity
----------------------------
 U.S. Government Agencies        $ 94,306        $       48         $      -       $ 94,354
 Collateralized Mortgage
   Obligations                         36                 -                -             36
                              ------------       -----------        ---------    -----------
Total Securities Held to
  Maturity                       $ 94,342        $       48         $      -       $ 94,390
                              ============       ===========        =========    ===========

Securities Available for Sale
------------------------------
  U.S. Treasuries                 $ 6,882        $        4         $      -        $ 6,886
  U.S. Government Agencies        169,504               183                -        169,687
  Mortgage Backed Securities       53,956               399                -         54,355
  Corporate Notes                   9,004               115                -          9,119
  Collateralized Mortgage
    Obligations                   178,681               471                -        179,152
  Asset Backed Securities         186,568             1,747                -        188,315
  Auction Preferred Stock           5,999                 -                -          5,999
  Other Securities                  5,749                 -                -          5,749
                              ------------       -----------        ---------    -----------
Total Securities Available
  for Sale                      $ 616,343           $ 2,919         $      -      $ 619,262
                              ============       ===========        =========    ===========



                                                   Gross             Gross
(In Thousands)                  Amortized        Unrealized        Unrealized        Fair
December 31, 1997                 Cost             Gains             Losses         Value
--------------------------------------------------------------------------------------------
Securities Held to Maturity
----------------------------
 U.S. Government Agencies        $ 58,003        $      124         $      -       $ 58,127
 Collateralized Mortgage
   Obligations                         42                 -                -             42
                              ------------       -----------        ---------    -----------
Total Securities Held to
  Maturity                       $ 58,045        $      124         $      -       $ 58,169
                              ============       ===========        =========    ===========

Securities Available for Sale
------------------------------
  U.S. Treasuries                 $ 6,889        $       11         $      -        $ 6,900
  U.S. Government Agencies        220,205               187                -        220,392
  Mortgage Backed Securities       57,167               326                -         57,493
  Corporate Notes                   9,006               175                -          9,181
  Collateralized Mortgage
    Obligations                   188,092               460                -        188,552
  Asset Backed Securities         135,263             1,710                -        136,973
  Auction Preferred Stock          18,500                 -                -         18,500
  Other Securities                  5,669                 -                -          5,699
                              ------------       -----------        ---------    -----------
Total Securities Available
  for Sale                      $ 640,791           $ 2,869         $      -      $ 643,660
                              ============       ===========        =========    ===========



     There were no sales of securities available for sale or securities held to maturity during the quarters ended March 31, 1998 and 1997.


Deposits
----------

      The Company's deposits totaled $1,352 million as of March 31, 1998, an increase of $60.3 million from $1,292 million as of December 31, 1997. The largest growth was in the category of other time deposits which increased $31.5 million, or 13.6%, from year-end 1997. Interest-bearing demand also increased $21.4 million, or 9.8%. Time certificates of deposit of $100,000 or more increased $12.0 million, or 2.0%. Included in this deposit category is $15 million growth of deposits from the State of California. These deposits, which totaled $93 million as of March 31, 1998, are collateralized at 110%, as is required for all public time deposits. The collateral provided is U.S. government agency issues.

     There were no brokered deposits outstanding as of March 31, 1998 and December 31, 1997. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. The State of California deposit is not considered to constitute a relationship and is invested in securities. Accordingly, the Company believes its deposit source to be stable.

      The maturity schedule of time certificates of deposit of $100,000 or more as of March 31, 1998 is as follows:

(IN THOUSANDS)
------------------------------------------------------
3 Months or Less                            $ 290,763
Over 3 Months Through One Year                313,806
Over One Year through 5 Years                   2,499
                                           -----------
Total                                       $ 607,068
                                           ===========


Other Borrowings
------------------

       In 1990, the Company issued $15.0 million of subordinated debentures with a contractual annual interest rate of 10.52% and a stated maturity of September 1, 2000. On September 2, 1997 the Company prepaid the $15 million of 10.52% subordinated debentures.

      On July 30, 1997, the Company issued, through a public offering, $40 million of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized as a yield adjustment over the 10 year life of the subordinated notes. The notes are not redeemable prior to August 1, 2002. Thereafter, the notes are redeemable, in whole or in part, at the option of the Company at decreasing redemption prices plus accrued interest to the date of redemption. The notes have no sinking fund. The indenture (the "Indenture") under which the notes are issued does not limit the ability of the Company or its subsidiaries to incur additional indebtedness. The Indenture provides that the Company cannot pay cash dividends or make any other distribution on, or purchase, redeem or acquire its capital stock, except that the Company may (1) declare and pay a dividend in capital stock of the Company and (2) declare and pay dividends, purchase, redeem or otherwise acquire for value its capital stock or make other distributions in cash or property other than capital stock of the Company if the amount of such dividend, purchase or distribution, together with the amount of all previous such dividends, purchases, redemptions and distributions of capital stock after December 31, 1996, would not exceed in the aggregate the sum of (a) $38 million, plus (b) 100% of the Company's consolidated net income (or minus 100% of the Company's consolidated net loss, as the case may be), based upon audited consolidated financial statements, plus (c) 100% of the net proceeds received by the Company on account of any capital stock issued by the Company (other than to a subsidiary of the Company) after December 31, 1996. The subordinated notes are included as part of the Company's total risk-based capital and further contribute to the capital strength of the Company.

Regulatory Matters
---------------------

     During the first quarter of 1998, the annual safety and soundness examination was conducted jointly by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions. Although the report has not been received, no material adverse findings are expected.


Capital Resources
-------------------

     Stockholders' equity totaled $154.4 million as of March 31, 1998, an increase of $8.1 million, or 5.5% from $146.3 million as of December 31, 1997. The increase from year-end 1997 was primarily due to net income of $6.6 million, less cash dividends declared to shareholders of $1.1 million plus the exercise of stock options and related tax benefit totaling approximately $2.5 million.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:


                          Well- Capitalized        March 31,      December 31,
                             Requirements            1998             1997
                        -------------------------------------------------------
GBC Bancorp
------------
Tier 1 Leverage Ratio             5%                 9.94%            9.58%
Tier 1 Risk-Based
  Capital Ratio                   6%                12.92%           13.57%
Total Risk-Based
  Capital Ratio                  10%                17.47%           18.47%

General Bank
-------------
Tier 1 Leverage Ratio             5%                 9.01%            8.78%
Tier 1 Risk-Based
  Capital Ratio                   6%                11.70%           12.45%
Total Risk-Based
  Capital Ratio                  10%                12.96%           13.71%


      For the quarter ended March 31, 1998, the ratio of the Company's average stockholders' equity to average assets was 9.83%. For the year ended December 31, 1997, this ratio was 9.11%. The increase of the ratio is due to capital increasing more rapidly than the growth of average assets.

Liquidity
------------

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $664.6 million, or 42.3% of total assets, as of March 31, 1998, compared to $696.3 million, or 46.1% of total assets, as of December 31, 1997.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. Management believes its liquidity sources to be stable and adequate.

       As of March 31, 1998, total loans and leases represented 49.8% of total deposits. This compares to 49.5% as of December 31, 1997.

       The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the three months ending March 31, 1998, General Bank declared cash dividends of $1.1 million to GBC Bancorp.

Derivatives
-------------

      As of March 31, 1998 and December 31, 1997, there were no derivative financial instruments. As of March 31, 1997, the amount of derivative financial instruments outstanding was immaterial.

"GAP" measurement
-------------------

      While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, contractual differences in the amounts of the Company's rate sensitive assets and rate sensitive liabilities. These differences, or "gaps", provide an indication of the extent that net interest income may be affected by future changes in interest rates. However, these contractual "gaps" do not take into account timing differences between the repricing of assets and the repricing of liabilities.

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

      "Gap" reports are utilized as a means to provide management with a tool to monitor repricing differences, or "gaps", between assets and liabilities repricing in a specified period, based upon their underlying contractual rights. The use of "gap" reports is thus limited to a quantification of the "mismatch" between assets and liabilities repricing within a unique specified timeframe. Contractual "gap" reports cannot be used to quantify exposure to interest rate changes because they do not take into account timing differences between repricing assets and liabilities, and changes in the amount of prepayments.

      As of March 31, 1998 there is a cumulative one year negative "gap" of $494.0 million, up from $462.7 million of December 31, 1997. The negative gaps would appear to be predictive of an increase in the net interest margin had the average prime rate of interest declined. However, there was no change in the prime rate of interest between the fourth quarter of 1997 and the first quarter of 1998.

      The following table indicates the Company's interest rate sensitivity position as of March 31, 1998, and is based on contractual maturities. It may not be reflective of positions in subsequent periods.


                                                           MARCH 31, 1998
                                                     INTEREST SENSIVITY PERIOD
                           ----------------------------------------------------------------------------------------
                                             91 to         Over 1                      Non-Interest
                              0 to 90         365          Year to        Over 5         Earning/
(In Thousands)                  Days          Days         5 Years         Years         Bearing           Total
-------------------------------------------------------------------------------------------------------------------
Earning Assets:
Securities Available for
  Sale                        $ 31,902      $ 64,143       $ 118,914     $ 404,303          $ -           $ 619,262
Securities Held to
  Maturity                         -             -            73,372        20,970            -              94,342
Federal Funds Sold &
  Securities Purchased Under
  Agreement to Resell          127,500           -               -             -              -             127,500
Loans and Leases (1)(2)        463,670        19,219          83,340        93,546            -             659,775
Non-Earning Assets (2)             -             -               -             -           70,658            70,658
                             ----------    ----------      ----------    ----------     ----------      ------------
Total Assets                 $ 623,072      $ 83,362       $ 275,626     $ 518,819       $ 70,658       $ 1,571,537
                             ==========    ==========      ==========    ==========     ==========      ============

Source of Funds for Assets:

Deposits:
  Demand-non-interest bearing    $ -           $ -             $ -           $ -        $ 147,422         $ 147,422
  Interest Bearing Demand      240,159           -               -             -              -             240,159
  Savings                       93,957           -               -             -              -              93,957
  TCD'S Under $100,000         108,655       153,048           1,863           -              -             263,566
  TCD'S $100,000 and Over      290,763       313,806           2,499           -              -             607,068
                             ----------    ----------      ----------    ----------     ----------      ------------
Total Deposits               $ 733,534     $ 466,854         $ 4,362         $ -        $ 147,422       $ 1,352,172
                             ----------    ----------      ----------    ----------     ----------      ------------

Subordinated Debt                $ -           $ -             $ -        $ 38,777          $ -            $ 38,777
Other Liabilities                  -             -               -             -           26,233            26,233
Stockholders' Equity               -             -               -             -          154,355           154,355
                             ----------    ----------      ----------    ----------     ----------      ------------
Total Liabilities and
  Stockholders' Equity       $ 733,534     $ 466,854         $ 4,362      $ 38,777      $ 328,010       $ 1,571,537
                             ==========    ==========      ==========    ==========     ==========      ============

Interest Sensitivity Gap     $ (110,462)   $ (383,492)     $ 271,264     $ 480,042      $ (257,352)

Cumulative Interest
  Sensitivity Gap            $ (110,462)   $ (493,954)     $ (222,690)   $ 257,352             -

Gap Ratio (% of
  Total Assets)                    -7.0%        -24.4%           17.3%        30.5%          -16.4%

Cumulative Gap Ratio               -7.0%        -31.4%          -14.2%        16.4%            0.0%


(1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
(2) Nonaccrual loans are included in non-earning assets.



        Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity on an on-going basis through the analysis of the repricing characteristics of its loans, securities, and deposits, and managing the estimated net interest income volatility by adjusting the terms of its interest-earning assets and liabilities, and through the use of derivatives as needed.

Market risk
-------------

      Market risk is the risk of financial loss arising from adverse changes in market prices and interest rates. The Company's market risk is inherent in its lending and deposit taking activities to the extent of differences in the amounts maturing or degree of repricing sensitivity. Adverse changes in market prices and interest rates may therefore result in diminished earnings and ultimately an erosion of capital.

      Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of March 31, 1998:

                                            Expected Maturity Date March 31, 1997
                                                    (Dollars in Thousands)
                               -----------------------------------------------------------------
                                              91 to       Over 1
                                 0 to 90       365        Year to         Over
(In Thousands)                     Days        Days       5 Years       5 Years         Total
------------------------------------------------------------------------------------------------

Interest-sensitive Assets:
Securities Available for
  Sale                          $ 73,132    $ 175,428    $ 348,140      $ 22,562      $ 619,262
Securities Held to
  Maturity                        12,760       32,510       49,072           -           94,342
Federal Funds Sold &
  Securities Purchased Under
  Agreement to Resell            127,500          -            -             -          127,500
Loans and Leases (1)             463,670       19,219       83,340        93,546        659,775
                              -----------   ----------   ----------    ----------   ------------
Total Interest-earning
  Assets                       $ 677,062    $ 227,157    $ 480,552     $ 116,108    $ 1,500,879
                              ===========   ==========   ==========    ==========   ============

Interest-sensitive Liabilities:

Deposits:
  Interest Bearing              $ 12,577     $ 37,731    $ 189,851         $ -        $ 240,159
  Savings                          4,698       14,094       75,165           -           93,957
  Time Deposit of
    Certificates                 396,870      469,339        4,425           -          870,634
                              -----------   ----------   ----------    ----------   ------------
Total Deposits                 $ 414,145    $ 521,164    $ 269,441         $ -      $ 1,204,750
                              -----------   ----------   ----------    ----------   ------------

Subordinated Debt                  $ -          $ -          $ -        $ 38,777       $ 38,777
                              -----------   ----------   ----------    ----------   ------------
Total Interest-sensitive
  Liabilities                  $ 414,145    $ 521,164    $ 269,441      $ 38,777    $ 1,243,527
                              ===========   ==========   ==========    ==========   ============

(1) Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses.


       Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for non-maturity deposits. The Company utilizes assumptions supported by documented analysis for the expected maturities of its loans and repricing of its deposits and relies on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from the Company's expectations based on historical experience.

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 1998:

                                NET INTEREST              MARKET VALUE OF
   CHANGE IN INTEREST        INCOME VOLATILITY           EQUITY VOLATILITY
  RATES (BASIS POINTS)       MARCH 31, 1998 (1)          MARCH 31, 1998 (2)
----------------------------------------------------------------------------
         +200                       2.0%                       -12.6%
         +100                       1.2%                        -6.4%
         -100                      -5.9%                         2.4%
         -200                     -11.4%                         5.0%

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.


      The Company's primary objective in managing interest rate risk is to minimize the adverse effects of changes in interest rates on earnings and capital. In this regard the Company has established internal risk limits for net interest income volatility given a 100 and 200 basis point decline in rates of 10% and 15% respectively, over a twelve month horizon. Similarly, risk limits have been established for market value of equity volatility in response to a 100 and 200 basis point increase in rates of 10% and 15%, respectively.

Recent Developments
---------------------

       During the first quarter of 1998, significant disruptions to certain financial markets in Asia have continued. Although the Company engages in significant international trade financing, the majority of the business involves imports and is U.S. dollar denominated. The Company has no outstanding foreign loans in its loan portfolio as of March 31, 1998. The primary source of repayment for substantially all of the Company's loans is from the cash flow generated from the borrowers' operations, which are located within the United States. At this time, management believes that negative impacts, if any, could be outweighed by increased business for the Company's customers.

Year 2000
-----------

      The Company's main software systems have been licensed from large vendors who have already provided certifications of year 2000 compliance. The Company intends to complete testing to confirm such compliance in the current year. Certain ancillary systems that operate on personal computers are also licensed and the vendors have informed the Company that releases conforming to year 2000 requirements will be received this year. Management formed a task force in 1997 to oversee year 2000 compliance and does not expect that there will be significant impact nor expense for its systems. The Company is in the process of assessing the impact of Year 2000 on its major loan customers.

Forward-Looking Statements
----------------------------

     Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Market Risk and Liquidity and Interest Rate Sensitivity. Given these uncertainties, the reader is cautioned not to place undue reliance on such foward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.








                 PART II - OTHER INFORMATION






Item 1. LEGAL PROCEEDINGS

      In the normal course of business, the Company is subject to pending and threatened legal actions. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  CHANGES IN SECURITIES

      There have been no changes in the securities of the Registrant during the quarter ended March 31, 1998.


Item 3.  DEFAULT UPON SENIOR SECURITIES

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company security holders during the quarter ended March 31, 1998.


Item 5.  OTHER INFORMATION

     There are no events to be reported under this item.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:  None.
      b) Reports on Form 8-K: On February 24, 1998, reporting under Item 5 of Form 8-K, the following was diclosed:

           On February 19, 1998, the registrant announced that Li-Pei Wu and the Board of the registrant reached an employment agreement under which Mr. Wu will continue to serve as Chairman of the Board and Chief Executive Officer of the registrant and its subsidiary General Bank through the year 2000. Beginning in 2001 and ending at the end of 2002, it is anticipated that Mr. Wu will serve as Chairman of the registrant and General Bank.

           On March 24, 1998, reporting under Item 5 of Form 8-K, the following was disclosed:

           The employment agreement referred to in Item 5, a copy of which was filed as an exhibit to said Form 8-K report, has been amended by an Amendment to Employment Agreement dated March 19, 1998.









                    PART III - SIGNATURES






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GBC Bancorp
                                    (Registrant)


Dated:     05-13-1998               s/       Li-Pei Wu
      --------------------            ------------------------
                                    Li-Pei Wu, Chairman and
                                    Chief Executive Officer



Dated:     05-13-1998               s/       Peter Lowe
      --------------------            ------------------------
                                    Peter Lowe, Executive
                                    Vice President and
                                    Chief Financial Officer