Form 10-Q/A
period 1998-03-31
GBC BANCORP
filed 1998-05-18
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549


                          Form 10-Q/A
          Quarterly Report Under Section 13 or 15(d)
            of The Securities Exchange Act of 1934


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






Part I Item 2 of the Quarterly Report filed by the Registrant for the Quarter ended March 31, 1998 is hereby amended to read in its entirety as follows:


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         -----------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------

OVERVIEW
---------

      For the quarter ended March 31, 1998, net income totaled $6,631,000, an increase of $887,000, or 15.4% from the $5,744,000 earned during the corresponding period of 1997. Diluted earnings per share for the quarter ended March 31, 1998 were $0.46 per share compared to $0.41 per share for the same period of 1997.

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

Recent Accounting Developments
--------------------------------

Disclosure about Segments of an Enterprise and Related Information
--------------------------------------------------------------------

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholdrers. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS 131 will not have a material adverse effect on the Company's financial condition or results of operations.






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GBC Bancorp
                                    (Registrant)


Dated:     05-15-1998               s/       Peter Wu
      --------------------            ------------------------
                                    Peter Wu, President and
                                    Chief Operating Officer



Dated:     05-15-1998               s/       Peter Lowe
      --------------------            ------------------------
                                    Peter Lowe, Executive
                                    Vice President and
                                    Chief Financial Officer