Form 10-Q
period 1998-06-30
GBC BANCORP
filed 1998-08-14
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934


For Quarter Ended June 30, 1998 Commission file number 0-16213

                                  GBC BANCORP
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                  95-3586596
--------------------------------------------------------------------------------
 (State or other jurisdiction            (I.R.S. incorporation or organization)
 of Employer Identification No.)


  800 West 6th Street, Los Angeles, California                   90017
-------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code (213) 972-4174

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes    X         No
                    ---------       ---------
Number of shares of common stock outstanding as of June 30, 1998:  14,157,698.







                               TABLE OF CONTENTS
                              -------------------


PART I -   FINANCIAL INFORMATION.............................................  3

Item 1.    Financial Statements..............................................  4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  8



PART II -  OTHER INFORMATION................................................. 31

Item 1.    Legal Proceedings................................................. 32

Item 2.    Changes In Securities............................................. 32

Item 3.    Default Upon Senior Securities.................................... 32

Item 4.    Submission Of Matters To A Vote Of Securities Holders............. 32

Item 5.    Other Information................................................. 33

Item 6.    Exhibits And Reports On Form 8-K.................................. 33



PART III - SIGNATURES........................................................ 34











               PART I - FINANCIAL INFORMATION









                         GBC Bancorp and Subsidiaries
                          Consolidated Balance Sheets

                                                   June 30,       December 31,
(Dollars In Thousands)                               1998             1997
-------------------------------------------------------------------------------
ASSETS

Cash and Due From Banks                         $     39,290      $     32,519
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                         104,650           108,000
Securities Available for Sale at Fair Value
  (Amortized Cost of $646,681 and $640,791 at
  June 30, 1998 and December 31, 1997,
  Respectively)                                      651,076           643,660
Securities Held to Maturity (Fair Value of
  $77,525 and $58,169 at June 30, 1998 and
  December 31, 1997, Respectively)                    77,423            58,045
Loans and Leases                                     718,819           638,829
Less:  Allowance for Credit Losses                   (15,538)          (16,776)
       Deferred Loan Fees                             (5,230)           (4,448)
                                                -------------     -------------
Loans and Leases, Net                                698,051           617,605
Bank Premises and Equipment, Net                       5,517             5,709
Other Real Estate Owned, Net                           6,837             7,871
Due From Customers on Acceptances                     10,892            11,768
Real Estate Held for Investment                        7,697             8,360
Accrued Interest Receivable and Other Assets           9,565            15,900
                                                -------------     -------------
  Total Assets                                   $ 1,610,998       $ 1,509,437
                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                         $   150,729       $   149,616
  Interest Bearing Demand                            282,046           218,729
  Savings                                             85,552            96,340
  Time Certificates of Deposit of $100,000
  or More                                            585,394           595,077
  Other Time Deposits
                                                     280,389           232,070
                                                -------------     -------------
Total Deposits                                     1,384,110         1,291,832

Subordinated Debt                                     38,810            38,745
Acceptances Outstanding                               10,892            11,768
Accrued Expenses and Other Liabilities                15,960            20,769
                                                -------------     -------------
  Total Liabilities                                1,449,772         1,363,114


Stockholders' Equity:
  Common Stock, No Par or Stated Value;
    40,000,000 and 20,000,000 Shares Authorized
    at June 30, 1998 and December 31, 1997,
    Respectively; 14,157,698 and 6,995,049
    Shares Outstanding at June 30, 1998 and
    December 31, 1997, Respectively                   55,982            53,314
  Accumulated Other Comprehensive Income               2,538             1,654
  Retained Earnings                                  102,706            91,355
                                                -------------     -------------
    Total Stockholders' Equity                       161,226           146,323
                                                -------------     -------------
    Total Liabilities and Stockholders'
      Equity                                     $ 1,610,998       $ 1,509,437
                                                =============     =============


See Accompanying Notes to Consolidated Financial Statements









                         GBC Bancorp and Subsidiaries
                       Consolidated Statements of Income


                                    Three Months Ended        Six Months Ended
(In Thousands, Except                    June 30,                 June 30,
Per Share Data)                      1998        1997         1998        1997
-------------------------------------------------------------------------------
INTEREST INCOME
  Loans and Leases,
    Including Fees               $ 17,882    $ 15,677     $ 34,452    $ 30,970
  Securities Available for
    Sale                           10,398       8,801       20,286      17,089
  Securities Held to Maturity       1,430         505        2,667         764
  Federal Funds Sold and
    Securities Purchased under
    Agreements to Resell            1,483       2,176        3,468       4,070
  Other                                 -           -            6           -
                                ----------  ----------   ----------  ----------
    Total Interest Income          31,193      27,159       60,879      52,893

INTEREST EXPENSE
  Interest Bearing Demand           1,795       1,319        3,168       2,477
  Savings                             595         799        1,243       1,563
  Time Deposits of $100,000
    or More                         7,859       7,311       15,622      14,088
  Other Time Deposits               3,377       2,121        6,436       4,071
  Federal Funds Purchased and
    Securities Sold under
    Repurchase Agreements              12           -           16           2
  Subordinated Debt                   871         399        1,741         798
                                ----------  ----------   ----------  ----------
    Total Interest Expense         14,509      11,949       28,226      22,999

    Net Interest Income            16,684      15,210       32,653      29,894
  Provision for Credit Losses           -           -            -       1,000
                                ----------  ----------   ----------  ----------
    Net Interest Income after
      Provision for Credit
      Losses                       16,684      15,210       32,653      28,894

NON-INTEREST INCOME
  Service Charges and
    Commissions                     1,661       1,424        3,098       2,766
  Gain on Sale of Loans, Net            5          24           24          74
  Other                               146         153          463         285
                                ----------  ----------   ----------  ----------
    Total Non-Interest Income       1,812       1,601        3,585       3,125

NON-INTEREST EXPENSE
  Salaries and Employee
    Benefits                        4,364       4,032        8,659       7,801
  Occupancy Expense                   758         714        1,486       1,408
  Furniture and Equipment
    Expense                           516         453        1,001         873
  Net Other Real Estate
    Owned Expense                     127         236          439         479
  Other                             1,741       1,387        3,225       3,051
                                ----------  ----------   ----------  ----------
    Total Non-Interest
      Expense                       7,506       6,822       14,810      13,612

Income before Income Taxes         10,990       9,989       21,428      18,407
Provision for Income Taxes          4,147       3,529        7,954       6,203
                                ----------  ----------   ----------  ----------
  Net Income                     $  6,843    $  6,460     $ 13,474    $ 12,204
                                ==========  ==========   ==========  ==========
Earnings Per Share
  Basic                            $ 0.48      $ 0.48       $ 0.95      $ 0.90
  Diluted                            0.48        0.46         0.94        0.88
                                ==========  ==========   ==========  ==========




See Accompanying Notes to Consolidated Financial Statements







                         GBC Bancorp and Subsidiaries
               Consolidated Statements of Comprehensive Income

                                For Three Months Ended    For Six Months Ended
                                       June 30,                 June 30,
(In Thousands)                     1998        1997          1998        1997
-------------------------------------------------------------------------------
Net Income                     $  6,843    $  6,460      $ 13,474    $ 12,204
                              ----------  ----------    ----------  ----------
Other Comprehensive Income,
  Net of Tax:
  Change in Unrealized Gains/
  (Losses) on Securities
  During Period                     855       2,165           884        (532)
                              ----------  ----------    ----------  ----------
Other Comprehensive Income          855       2,165           884        (532)
                              ----------  ----------    ----------  ----------
Comprehensive Income           $  7,698    $  8,625      $ 14,358    $ 11,672
                              ==========  ==========    ==========  ==========






                         GBC Bancorp and Subsidiaries
                    Consolidated Statements of Cash Flows

                                             For the Six Months Ended June 30,
--------------------------------------------------------------------------------
(In Thousands)                                     1998              1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                     $   13,474        $   12,204
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Depreciation                                          629               584
Net Amortization/(Accretion) of Premiums/
  Discounts on Securities                              76              (127)
Accretion of Discount on Subordinated Notes            65                 -
Writedown on Real Estate Held for Investment          663               663
Amortization of Deferred Loan Fees                 (1,474)           (1,137)
Gain on Sale of Loans                                 (24)              (74)
(Gain)/Loss on Sale of Other Real Estate Owned        (23)               10
Loans Originated for Sale                               -           (14,369)
Proceeds from Sales of Loans Originated
  for Sale                                             24            15,596
Net Decrease in Accrued Interest
  Receivable and Other Assets                       5,693             1,044
Net Increase/ (Decrease) in Accrued
  Expenses and Other Liabilities                   (3,550)            2,829
Other, Net                                              1             1,000
                                              ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      $   15,554        $   18,223
                                              ------------      ------------

INVESTING ACTIVITIES:
Purchases of Securities Available for Sale       (189,306)         (246,952)
Proceeds from Maturities of Securities
  Available for Sale                              183,186           203,118
Purchases of Securities Held to Maturity          (50,090)          (42,940)
Proceeds from Maturities of Securities
  Held to Maturity                                 30,866               781
Net Increase in Loans and Leases                  (79,560)          (13,895)
Proceeds from Sales of Other Real Estate
  Owned                                             1,662             1,996
Capitalized Costs of Other Real Estate
  Owned                                                 -              (368)
Purchases of Premises and Equipment                  (456)             (505)
                                              ------------      ------------
NET CASH USED BY INVESTING ACTIVITIES          $ (103,698)        $ (98,765)
                                              ------------      ------------

FINANCING ACTIVITIES:
Net (Decrease)/Increase in Demand,
  Interest Bearing Demand and Savings
  Deposits                                         53,642            (3,048)
Net Increase in Time Certificates of
  Deposits                                         38,636            60,056
Cash Dividend Paid                                 (1,900)           (1,491)
Proceeds from Exercise of Stock Options             1,187               657
                                              ------------      ------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES     $   91,565        $   56,174
                                              ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS             3,421           (24,368)
Cash and Cash Equivalents at Beginning of
  Period                                          140,519           187,009
                                              ------------      ------------
Cash and Cash Equivalents at End of Period     $  143,940        $  162,641
                                              ============      ============

Supplemental Disclosures of Cash Flow
  Information:
  Cash Paid During This Period
    Interest                                   $   27,811        $ 23,075
  Income Taxes (Amount net of $1,148 of
    tax refunds plus interest)                      1,102             920
                                              ============      ==========
Noncash Investing Activities:
  Loans Transferred to Other Real Estate
    Owned at Fair Value                        $      588        $  3,862
                                              ============      ==========

See Accompanying Notes to Consolidated Financial Statements



                         GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
-------------------------------------------------------

     In the opinion of management, the consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of June 30, 1998 and December 31, 1997, and the six and three months ended June 30, 1998 and 1997, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.

Earnings Per Share
-------------------

     Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the three month and six month periods ended June 30, 1997 have been restated to reflect a 2 for 1 stock split to shareholders of record on April 30, 1998 and issued and distributed on May 15, 1998.

Consolidated Statements of Cash Flows
--------------------------------------

     Cash and cash equivalents consist of cash and due from banks, and federal funds sold and securities purchased under agreements to resell.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ----------------------

OVERVIEW
---------

     Net income for the second quarter of 1998 was $6,843,000, or $0.48 diluted earnings per share compared to $6,460,000, or $0.46 diluted earnings per share for the corresponding period of 1997. The increase in net income for the second quarter of 1998 was primarily the result of an increase of net interest income and higher non-interest income which were partially offset by an increase of non-interest expense.

     For the six months ended June 30, 1998, net income totaled $13,474,000, an increase of $1,270,000, or 10.4%, from the $12,204,000 earned during the corresponding period of 1997. Diluted earnings per share for the six months ended June 30, 1998 were $0.94, up 6.8% from the $0.88 for the same period of 1997. The increase of year-to-date net income was due to the growth of net interest income, the absence of a provision for credit losses, and higher non-interest income, which were partially offset by higher non-interest expense.

     As of June 30, 1998, record high levels were achieved for loans and leases, total assets, total deposits, and stockholders' equity.

     For the quarter ended June 30, 1998 and 1997, the annualized return on average assets ("ROA") was 1.73% and 1.87%, respectively, and the annualized return on average stockholders' equity ("ROE") was 17.4% and 21.2%, respectively.

     For the six months ended June 30, 1998 and 1997, the ROA was 1.74% and 1.80%, respectively. For the six months ended June 30, 1998 and 1997, the ROE was 17.6% and 20.4%, respectively.

     Subsequent to June 30, 1998, and not included in the financial results of the second quarter, a performing, restructured loan was repaid, with a resulting reduction of restructured loans of approximately $7 million, a recovery of allowance for credit losses of approximately $1.7 million, and an interest recovery of approximately $1 million.


RESULTS OF OPERATIONS
----------------------

Net Interest Income-Quarterly Results
--------------------------------------

     For the quarter ended June 30, 1998 and 1997, net interest income before the provision for credit losses was $16,684,000 and $15,210,000, respectively, representing an increase of $1,474,000, or 9.7%.

     Total interest income for the quarter ended June 30, 1998 was $31,193,000, representing a $4,034,000, or 14.9%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $225.8 million, or 17.3%, of average interest earning assets. The impact on interest income from the growth of average interest earning assets was partially offset by a decline in the yield on earning assets to 8.15% from 8.33% for the quarters ending June 30, 1998 and 1997, respectively.

     The $225.8 million growth of average interest earning assets was comprised of increases of $172.5 million and $102.1 million for securities and loans and leases, respectively, partially offset by a $48.8 million decline of federal funds sold and securities purchased under agreements to resell. Excluding the $27.0 million average balance of loans to depository institutions during 1997 which are included in loans, the loan growth was $129.1 million. The Bank had no outstanding loans to depository institutions during 1998.

      The 18-basis point decline of the yield was primarily the result of a decline of the yield on loans and leases. For the quarters ended June 30, 1998 and 1997, the yield on loans and leases was 10.30% and 10.59%, respectively. Excluding the lower yielding loans to depository institutions outstanding during 1997, the decline was from 10.82% to 10.30%. In addition to the decline of the yield on loans and leases, there was an 11-basis point decrease of the yield on securities to 6.47% from 6.58% for the quarters ended June 30, 1998 and 1997, respectively (excluding the impact of the average balance of unrealized gains/ losses on securities available for sale). The effect of the decline of the yield on loans and leases and securities was partially mitigated by an increase in the percentage of average loans and leases, (excluding lower yielding loans to depository institutions) to total average earning assets. For the three months ended June 30, 1998 and 1997, average loans and leases, excluding loans to depository institutions, comprised 45.4% and 43.3%, respectively, of total average earning assets. Loans and leases represent the highest yielding interest earning asset.

      Total interest expense for the quarter ended June 30, 1998 was $14,509,000, representing a $2,560,000, or 21.4%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $153.0 million of average interest bearing liabilities, and an increased cost of funds. For the quarter ended June 30, 1998 and 1997, the cost of funds was 4.62% and 4.33%, respectively.

      The increase in the cost of funds was primarily the result of an increase in the rates paid on interest-bearing deposits. For the three months ended June 30, 1998 and 1997 rates paid on interest-bearing deposits were 4.48% and 4.24%, respectively. With the exception of savings deposits whose average balance declined in the second quarter 1998 compared to second quarter 1997, the rates paid on all interest-bearing deposits increased. In addition, the increase in the average amount of subordinated debt increased interest expense. For the quarters ended as indicated, the average balance and the cost of funds for subordinated debt were as follows:

                         For the Quarter Ended June 30
                           1998                 1997

Average Balance          $38,789               15,000

Cost of Funds             8.98%                10.64%

      The following table displays the average balance and rates paid for the Bank's deposit products for the three months ended June 30, 1998 and 1997.

                                       For the Quarter Ended June 30,
(Dollars in Thousands)                       1998          1997
-------------------------------------------------------------------------------
Interest bearing demand -
  Average balance                         $ 260,087      $ 228,191
Rate                                          2.77%          2.32%

Savings - Average balance                    87,930        114,342
Rate                                          2.71%          2.80%

Time certificates of deposit of
  $100,000 or more - Average balance        600,129        571,265
Rate                                          5.25%          5.13%

Other time deposits -
  Average balance                           272,026        177,965
Rate                                          4.98%          4.78%



      In addition, upward pressure on the rates paid on deposits was exerted as a result of the increased percentage of average certificates of deposits to average total interest-bearing deposits. This percentage was 71.5% and 68.6% for the quarters ended June 30, 1998 and 1997, respectively. Certificates of deposits represent the most costly deposit product for the Bank.

      The net interest spread is defined as the yield on interest earning assets less the rates paid on interest-bearing liabilities. For the three months ended June 30, 1998 and 1997, the net interest spread declined to 3.53% from 4.00%, respectively. The decrease is for the reasons discussed above.

      The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the three months ended June 30, 1998 and 1997, the net interest margin was 4.36% and 4.66% respectively. The decrease in the margin is primarily the result of the reduced net interest spread and the growth of the Company.


Net Interest Income-Six-Month Results
--------------------------------------

      For the six months ended June 30, 1998, net interest income before the provision for credit losses was $32,653,000, representing a $2,759,000, or 9.2%, growth over the corresponding period of a year ago.

     Total interest income for the six months ended June 30, 1998 was $60,879,000 compared to $52,893,000, a $7,986,000, or 15.1%, growth over the corresponding period of a year ago. The increase is the result of an increase of average interest earning assets partially offset by a reduction of the yield on interest earning assets.

      The net growth of average earning assets was $213.2 million represented by increases of $75.7 million and $162.3 million for loans and leases and securities, respectively, and a decrease of $24.8 million for federal funds sold and securities purchased under agreements to resell.

      The yield on interest earning assets declined to 8.16% for the six months ended June 30, 1998 from 8.25% for the corresponding period of a year ago. The primary reason for the yield decline was a decrease of the yield on loans and leases. For the six months ended June 30, 1998 and 1997, the yield on loans and leases was 10.31% and 10.44%, respectively. Factoring out the average balance of loans to depository institutions included in loans, the decline was 45 basis points.

      Total interest expense for the six months ended June 30, 1998 and 1997 was $28,226,000 and $22,999,000, respectively, representing a $5,227,000, or
22.7%, increase. This increase is due to both the growth of interest-bearing liabilities and the cost of funds.

       Average interest-bearing liabilities increased by $147.0 million with the majority of the increase provided by certificates of deposit. The average balance of certificates of deposit was $858.8 million and $734.5 million for the six-month period ending June 30, 1998 and 1997, respectively, representing a $124.3 million, or 16.9%, increase.

     The cost of funds increased by 34-basis points to 4.60% from 4.26%, for the six-month periods ended June 30, 1998 and 1997, respectively. The increase continues as the result primarily of both the increased percentage of total average interest bearing deposits represented by certificates of deposits and the increased rates paid on all categories of interest bearing deposits. For the six month period ended June 30, 1998 and 1997, certificates of deposits as a percentage of total average interest-bearing deposits were 71.8% and 68.4%, respectively. Certificates of deposits represent the most costly deposit product for the Bank. The average balance and the rates paid on the deposit categories were as follows for the six months ended as indicated:



                                              For Six Months Ended June 30,
(Dollars in Thousands)                            1998           1997
-------------------------------------------------------------------------------
Interest bearing demand -
  Average balance                              $ 246,520       $ 223,703
Rate                                               2.59%           2.23%

Savings - Average balance                         91,480         115,956
Rate                                               2.74%           2.72%

Time certificates of deposit of $100,000
  or more - Average balance                      598,023         560,241
Rate                                               5.27%           5.07%

Other time deposits - Average balance            260,785         174,211
Rate                                               4.98%           4.71%


      In addition, interest expense increased as a result of the increase in the average amount of subordinated debt. For the six-month period ended June 30, 1998 and 1997, the average balance and the cost of funds for subordinated debt were as shown on the table preceding for the quarter ended June 30.

      For the six months ended June 30, 1998 and 1997, the net interest spread declined to 3.56% from 3.99%, respectively. The compression of the spread is the result of the decline of the yield on interest earning assets and the increase of the rates paid on interest bearing liabilities, as discussed in the above paragraphs.

      For the six months ended June 30, 1998 and 1997, the net interest margin was 4.37% and 4.67%, respectively. The decrease in the margin is primarily the result of the reduced net interest spread and the growth of the Company.


Provision for Credit Losses
----------------------------

      For the quarter ended June 30, 1998, there was no provision for credit losses, unchanged from the corresponding period of a year ago. For the six months ended June 30, 1998, there was no provision for credit losses compared to $1,000,000 for the same period of 1997, a decrease of $1,000,000. For the six months ended June 30, 1998 the absence of a provision for credit losses reflects management's assessment of the adequacy of the allowance for credit losses.

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


Non-Interest Income
--------------------

     Non-interest income for the quarter ended June 30, 1998 totaled $1,812,000, representing a $211,000, or 13.2%, increase over the $1,601,000 for the quarter ended June 30, 1997. The net increase was the result of a $237,000 increase in service charges and commissions. This increase was primarily due to letter of credit activity associated with the trade financing operation of the Bank. In addition, effective from the last quarter of 1997, the Bank is receiving fees for residential mortgage loan referrals. The fees received during the quarter ended June 30, 1998 were $106,000.

      For the six months ended June 30, 1998, non-interest income totaled $3,585,000 representing a $460,000, or 14.7%, increase compared to $3,125,000 for the six months ended June 30, 1997. The net increase was due to a $332,000 increase in service charges and commissions and a $178,000 increase of other non-interest income partially offset by a reduction of $50,000 of net gain on sale of loans. The increase in service charges and commissions is explained above. The increase of other non-interest income is primarily the result of interest received on a tax refund in the first quarter of 1998.


Non-Interest Expense
---------------------

      For the three months ended June 30, 1998, non-interest expense was $7,506,000, representing a $684,000, or 10.0%, increase over $6,822,000 for the corresponding period of a year ago. The increase of $332,000 in salaries and employee benefits, which accounted for almost one half of this net increase, was primarily due to the growth of salaries reflecting both an increase of employees and salary increases. In addition, other non-interest expense increased $354,000 primarily the result of an increase in legal expense. During the three months ended June 30, 1997, the Bank recorded recoveries of $198,000 of previously incurred legal fees. For the three-months ended June 30, 1998, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, remained at 40.6%, unchanged from the corresponding period of a year ago.

      For the six months ended June 30, 1998, non-interest expense was $14,810,000, representing a $1,198,000, or 8.8%, increase over $13,612,000 reported for the corresponding period of a year ago. The increase in salaries and employee benefits was $858,000, primarily the result of growth of salaries. The reason for the increase is as explained above.

      For the six months ended June 30, 1998, the Company's efficiency ratio declined to 40.9%, comparing favorably to 41.2% for the corresponding period of 1997.




Provision for Income Taxes
---------------------------

      For the quarter ended June 30, 1998 and 1997, the provision for income taxes was $4,147,000 and $3,529,000, respectively, representing effective tax rates of 37.7% and 35.3%.

      For the six months ended June 30, 1998, the provision for income taxes was $7,954,000, representing 37.1% of pre-tax income. The provision for the six months ended June 30, 1997, was $6,203,000, representing 33.7% of pre-tax income.

     The increase in the effective tax rates for the 3-month and 6-month periods ended June 30, 1998 compared to the corresponding periods of a year ago is due to legislated discontinuance of the Los Angeles Revitalization Zone California tax incentive and the reduced holdings of tax preference securities in 1998.

     In addition, for the three and six month periods ending June 30, 1998, pre-tax income increased 10.0% and 16.4%, respectively, over the year ago periods while the low income housing tax credit remained constant.


FINANCIAL CONDITION
--------------------

      Total assets as of June 30, 1998 were $1,611 million, an increase of $102 million from total assets of $1,509 million as of December 31, 1997. The increase was the result of a growth of deposits that was invested primarily in loans and leases and securities. As of June 30, 1998 and December 31, 1997, total deposits were $1,384 million and $1,292 million, respectively.


Loans
------

      As of June 30, 1998, loans and leases totaled $718.8 million, representing an $80.0 million, or 12.5%, increase from the balance of $638.8 million as of December 31, 1997. Growth in the commercial loan portfolio representing $57.5 million was primarily in the trade-financing area which increased $46.5 million. The growth of this category of loan reflects the growth in international trade and new customer relationships. In addition, there was an increase of $18.7 million of real estate-construction.

      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to total loans and leases outstanding:

                                  June 30, 1998             December 31, 1997
(DOLLARS IN THOUSANDS)        Amount     Percentage       Amount     Percentage
--------------------------------------------------------------------------------

Commercial                 $ 290,847       40.46%      $ 233,309       36.52%
Real Estate-Construction     109,244       15.20%         90,560       14.18%
Real Estate-Conventional     281,976       39.23%        276,350       43.26%
Installment                       55        0.01%             54        0.01%
Other Loans                   21,425        2.98%         23,993        3.75%
Leveraged Leases              15,272        2.12%         14,563        2.28%
                          -----------    ---------    -----------    ---------
Total                      $ 718,819      100.00%      $ 638,829      100.00%

Non-Performing Assets
----------------------

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

       The Company has a policy of classifying loans (including an impaired loan) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or other circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied as principal reduction or reported as recoveries on amounts previously charged off, according to management's judgment as to the collectability of principal.

      The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:

(IN THOUSANDS)                           June 30, 1998       December 31, 1997
--------------------------------------------------------------------------------
Loans 90 Days or More Past Due and
Still Accruing                              $  1,745              $  2,778
Non-accrual Loans                             12,531                 9,834
Total Past Due Loans                          14,276                12,612
Restructured Loans                            18,232                20,323
Total Non-performing Loans                    32,508                32,935
Other Real Estate Owned, Net                   6,837                 7,871
Total Non-Performing Assets                 $ 39,345              $ 40,806

     Total non-performing assets decreased to $39.3 million, as of June 30, 1998, from $40.8 million, as of December 31, 1997, representing a $1.5 million, or 3.6%, reduction. All categories of non-performing assets declined with the exception of non-accrual loans.


Loans 90 Days or More Past Due and Still Accruing
--------------------------------------------------

      This category of loans is comprised of two credits of approximately equal balances. One of the two is in process of collection and demand for pay-off is in escrow.


Non-accrual Loans
------------------

      As of June 30, 1998 non-accrual loans were $12.5 million, an increase of $2.7 million from year-end 1997, but a decline from the end of the first quarter 1998.

      The following table breaks out the Company's non-accrual loans by category as of June 30, 1998 and December 31, 1997:


(IN THOUSANDS)                       June 30, 1998          December 31, 1997
--------------------------------------------------------------------------------
Commercial                              $  9,248                $  5,957
Real Estate-Construction                     455                     455
Real Estate-Conventional                   2,822                   3,414
Other Loans                                    6                       8
                                       ----------              ----------
Total                                   $ 12,531                 $ 9,834
                                       ==========              ==========

     Of the $12.5 million of non-accrual loans, $3.3 million are collateralized by real property with appraisal value considerably in excess of the carrying value of the loans, providing substantial protection against the loss of principal.

      The increase in the non-accrual loans classified as commercial is primarily in the trade financing portfolio. These loans are collateralized by a variety of business assets and the Bank does not anticipate any significant losses.

      The following table analyzes the increase in non-accrual loans during the six months ended June 30, 1998:

(IN THOUSANDS)
----------------------------------------------------------------
Balance, December 31, 1997                          $  9,834
Add:   Loans placed on non-accrual                    10,545
Less:  Charge-offs                                    (1,639)
       Returned to accrual status                     (1,448)
       Repayments                                     (4,174)
       Transfer to OREO                                 (587)
Balance, June 30, 1998                              $ 12,531


Restructured Loans
-------------------
      The balance of restructured loans as of June 30, 1998 was $18.2 million compared to $20.3 million as of December 31, 1997, representing a $2.1 million, or 10.3%, decrease. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of June 30, 1998, one restructured loan totaling $685,000 was on non-accrual status. As of June 30, 1998, restructured loans excluding the $685,000, totaled $18.2 million and consisted of 15 loans compared to $20.3 million and 15 loans as of December 31, 1997. The weighted average yield of the restructured loans was 10.32% as of June 30, 1998.

      There are no commitments to lend additional funds on any of the restructured loans.

      Subsequent to June 30, 1998, and not included in the financial results of the second quarter, a performing, restructured loan was repaid, with a resulting reduction of restructured loans of approximately $7 million, a recovery of allowance from credit losses of approximately $1.7 million, and an interest recovery of approximately $1 million.

Other Real Estate Owned
------------------------

      As of June 30, 1998, other real estate owned ("OREO"), net of valuation allowance of $2.0 million, totaled $6.8 million, representing a decrease of $1.0 million, or 13.1%, from the net balance of $7.9 million, net of valuation allowance of $2.1 million, as of December 31, 1997. As of June 30, 1998 and December 31, 1997, OREO consisted of 16 properties and 17 properties, respectively.

      The outstanding OREO properties are all physically located in the Bank's market area. They include single family residences, condominiums, commercial buildings, and land. Seven properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, it will sell the land undeveloped.

     The following table sets forth OREO by property type as of the dates indicated:

(IN THOUSANDS)                         June 30, 1998        December 31, 1997
--------------------------------------------------------------------------------

PROPERTY TYPE
Single-Family Residential                 $   217                $   380
Condominium                                 1,540                  2,598
Multi-Family Residential                        -                    220
Land for Residential                        3,715                  3,715
Land for Agriculture                           15                     15
Retail Facilities                           3,350                  3,003
Less:  Valuation Allowance                 (2,000)                (2,060)
                                         ---------              ---------
Total                                     $ 6,837                $ 7,871
                                         =========              =========

Impaired Loans
---------------

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $13 million of outstanding impaired loans as of June 30, 1998, $9 million are included in the balance of restructured loans and are performing pursuant to the terms and conditions of the restructuring. Included in the $9 million is $7 million which amount was repaid subsequent to June 30, 1998, and accordingly was not included in the financial results of the second quarter. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:

(IN THOUSANDS)                               June 30, 1998       Dec. 31, 1997
--------------------------------------------------------------------------------

Recorded Investment with Related Allowance       $ 13,315            $ 16,095
Recorded Investment with no Related Allowance           -               1,022
Total Recorded Investment                          13,315              17,117
Allowance for Impaired Loans                        1,073               1,544

      The average balance of impaired loans before the allowance was $15 million for the six months ended June 30, 1998 and $22.4 million for the twelve months ended December 31, 1997.

      For the six months ended June 30, 1998 and 1997, interest income recognized on impaired loans was $583,000 and $832,000, respectively. Of the amount of interest income recognized during the six months ended June 30, 1998 and 1997, no interest was recognized under the cash basis method.

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


Allowance for Credit Losses
----------------------------

      As of June 30, 1998, the balance of the allowance for credit losses was $15.5 million, representing 2.16% of outstanding loans and leases. This compares to an allowance for credit losses of $16.8 million as of December 31, 1997, representing 2.63% of outstanding loans and leases.

      The table below summarizes the activity in the total allowance for credit losses (which amount includes the allowance on impaired loans) for the six months ended as indicated:

(IN THOUSANDS)                               June 30, 1998       June 30, 1997
--------------------------------------------------------------------------------
Balance, Beginning of Period                    $ 16,776            $ 16,209
Provision for Credit Losses                            -               1,000
Charge-offs                                       (1,639)             (3,622)
Recoveries                                           401               1,349
Net Charge-offs                                   (1,238)             (2,273)
Balance, End of Period                          $ 15,538            $ 14,936


     As of June 30, 1998, the allowance represents 47.8% and 124% of non-performing loans and of non-accrual loans, respectively. As of December 31, 1997, the allowance represented 50.9% and 171% of non-performing loans and of non-accrual loans, respectively.

     On a quarterly basis, management reviews all criticized credits as identified both internally and by outside sources, including the Bank's regulators. Specific allocations of a required allowance are made based on these reviews, as well as on the historical loss experience of criticized credits. In addition, a percentage of non-criticized credits is also computed for purposes of the allowance requirement. The sum of these two allocations is compared with the actual allowance for sufficiency. Based on its quarterly review as of June 30, 1998, management believes no provision for credit losses was necessary.

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of June 30, 1998.


Securities
-----------

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

       As of June 30, 1998, the Company recorded net unrealized gains of $4,395,000 on its available-for-sale portfolio. Stockholders' equity includes $2,547,000, representing the net unrealized gain, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at June 30, 1998 and December 31, 1997 were as follows:


                                                        Gross              Gross
(In Thousands)                        Amortized       Unrealized         Unrealized        Fair
June 30, 1998                           Cost            Gains              Losses          Value
----------------------------------------------------------------------------------------------------
Securities Held to Maturity

  U.S. Government Agencies            $  77,392         $   102            $  -        $  77,494
  Collateralized Mortgage
    Obligations                              31               -               -               31
                                     -----------       ---------          ------      -----------
Total Securities Held
  to Maturity                         $  77,423         $   102            $  -        $  77,525
                                     ===========       =========          ======      ===========

Securities Available for Sale

  U. S. Treasuries                    $   1,874         $     -            $ (3)       $   1,871
  U.S. Government Agencies              132,850             103               -          132,953
  Mortgage Backed Securities             49,511             372               -           49,883
  Corporate Notes                         9,002              55               -            9,057
  Collateralized Mortgage
    Obligations                         245,659           1,095               -          246,754
  Asset Backed Securities               201,956           2,773               -          204,729
  Other Securities                        5,829               -               -            5,829
                                     -----------       ---------          ------      -----------
Total Securities
  Available for Sale                  $ 646,681         $ 4,398            $ (3)       $ 651,076
                                     ===========       =========          ======      ===========


                                                        Gross               Gross
(In Thousands)                        Amortized       Unrealized          Unrealized       Fair
December 31,1997                        Cost            Gains               Losses         Value
---------------------------------------------------------------------------------------------------
Securities Held to Maturity

  U.S. Government Agencies            $  58,003         $   124            $  -        $  58,127
  Collateralized Mortgage
    Obligations                              42               -               -               42
                                     -----------       ---------          ------      -----------
Total Securities Held
  to Maturity                         $  58,045         $   124            $  -        $  58,169
                                     ===========       =========          ======      ===========

Securities Available for Sale

  U. S. Treasuries                    $   6,889         $    11            $  -        $   6,900
  U.S. Government Agencies              220,205             187               -          220,392
  Mortgage Backed Securities             57,167             326               -           57,493
  Corporate Notes                         9,006             175               -            9,181
  Collateralized Mortgage
    Obligations                         188,092             460               -          188,552
  Asset Backed Securities               135,263           1,710               -          136,973
  Auctioned Preferred Stock              18,500               -               -           18,500
  Other Securities                        5,669               -               -            5,669
                                     -----------       ---------          ------      -----------
Total Securities
  Available for Sale                  $ 640,791         $ 2,869            $  -        $ 643,660
                                     ===========       =========          ======      ===========


     There were no sales of securities during the six months ended June 30, 1998 and 1997.


Deposits
---------
      The Company's deposits totaled $1,384.1 million as of June 30, 1998, representing a $92.3 million, or 7.1%, increase from total deposits of $1,291.8 million as of December 31, 1997. The net growth was primarily due to increases in interest-bearing demand deposits and other time deposits which grew $63.3 million and $48.3 million, respectively. Included in the balance of time certificates of deposit of $100,000 or more is $93 million of deposits from the state of California, up $15 million from December 31, 1997, and unchanged from March 31, 1998. Factoring out the $15 million growth of these deposits during the first quarter ended March 31, 1998, time certificates of deposits of $100,000 or more declined $24.7 million as of June 30, 1998 compared to December 31, 1997.

      There were no brokered deposits outstanding as of June 30, 1998. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, in the past the depositors have generally renewed their deposits at their maturity. Accordingly, the Company believes its deposit source to be stable.

      The maturity schedule of time certificates of deposit of $100,000 or more, as of June 30, 1998, is as follows:

(IN THOUSANDS)
------------------------------------------------------------
3 Months or Less                               $ 287,422
Over 3 Months Through One Year                   295,203
Over One Year through 5 Years                      2,769
                                              -----------
Total                                          $ 585,394
                                              ===========

Subordinated Debt
------------------

      Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized as a yield adjustment over the 10-year life of the notes.


Capital Resources
------------------

      As of June 30, 1998, stockholders' equity totaled $161.2 million, an increase of $14.9 million, or 10.2%, from $146.3 million as of December 31, 1997. The increase was due to net income of $13.5 million, less cash dividends declared to stockholders of $2.1 million, plus the net change in other comprehensive income, net of tax, of $0.9 million, plus the exercise of stock options and related tax benefit totaling $2.6 million.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:

                              Well-Capitalized       June 30,      December 31,
                                Requirements           1998            1997
--------------------------------------------------------------------------------
GBC Bancorp
Tier 1 Leverage Ratio                5%                9.98%           9.58%
Tier 1 Risk-Based Capital Ratio      6%               12.85%          13.57%
Total Risk-Based Capital Ratio      10%               17.25%          18.47%

General Bank
Tier 1 Leverage Ratio                5%                9.05%           8.78%
Tier 1 Risk-Based Capital Ratio      6%               11.66%          12.45%
Total Risk-Based Capital Ratio      10%               12.91%          13.71%


      For the six months ended June 30, 1998, the ratio of the Company's average stockholders' equity to average assets was 9.88%. For the year ended December 31, 1997, this ratio was 9.11%. The increase of the ratio is due to average capital increasing more rapidly than the growth of average assets.


Liquidity and Market Risk
--------------------------

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $678.9 million, or 42.1% of total assets, as of June 30, 1998, compared to $696.3 million, or 46.1% of total assets, as of December 31, 1997.

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

     As of June 30, 1998, total loans and leases represented 51.9% of total deposits. This compares to 49.8 and 49.5% as of March 31, 1998 and December 31, 1997, respectively.

      The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 1998, General Bank declared cash dividends of $2.2 million to GBC Bancorp.


Derivatives
------------

      As of June 30, 1998 and December 31, 1997, there were no derivative financial instruments. As of June 30, 1997, the amount of derivative financial instruments outstanding was $2 million.


"GAP" measurement
------------------
      While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, contractual differences in the amounts of the Company's rate sensitive assets and rate sensitive liabilities. These differences, or "gaps", provide an indication of the extent that net interest income may be affected by future changes in interest rates. However, these contractual "gaps" do not take into account timing differences between the repricing of assets and the repricing of liabilities.

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

      As of June 30, 1998, there was a cumulative one-year negative "gap" of $514.8 million, up from $462.7 million as of December 31, 1997. The negative gaps would appear to be predictive of an increase in the net interest margin had the average prime rate of interest declined. There was, however, no change in the prime rate of interest between the fourth quarter of 1997 and the first and second quarters of 1998.

      The following table indicates the Company's interest rate sensitivity position as of June 30, 1998, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:


                          INTEREST SENSITIVITY PERIOD
                                0 to 90       91 to 365       Over 1 Year         Over       Non-Interest
(In Thousands)                    Days           Days          to 5 Years       5 Years    Earning/Bearing          Total
----------------------------------------------------------------------------------------------------------------------------
Earning Assets:
Securities Available for
  Sale                        $  47,883       $  34,925        $  92,912      $ 475,356        $       -        $   651,076
Securities Held to
  Maturity                            -               -           56,454         20,969                -             77,423
Federal Funds Sold &
  Securities Purchased Under
  Agreement to Resell           104,650               -                -              -                -            104,650
  Loans and Leases (1) (2)      510,383          16,060           85,068         94,777                -            706,288
Non-interest
  Earning Assets (2)                  -               -                -              -           71,561             71,561
                             -----------     -----------      -----------    -----------      -----------      -------------
Total Assets                  $ 662,916       $  50,985        $ 234,434      $ 591,102        $  71,561        $ 1,610,998
                             ===========     ===========      ===========    ===========      ===========      =============

Source of Funds for Assets:
Deposits:
  Demand - N/B                $       -       $       -        $       -      $       -        $ 150,729        $   150,729
  Interest Bearing Demand       282,046               -                -              -                -            282,046
  Savings                        85,552               -                -              -                -             85,552
  TCD'S Under $100,000          123,391         155,047            1,951              -                -            280,389
  TCD'S $100,000 and Over       288,239         294,386            2,769              -                -            585,394
                             -----------     -----------      -----------    -----------      -----------      -------------
Total Deposits                $ 779,228       $ 449,433        $   4,720      $       -        $ 150,729        $ 1,384,110
                             -----------     -----------      -----------    -----------      -----------      -------------
Subordinated Debt             $       -       $       -        $       -      $  38,810        $       -        $    38,810
Other Liabilities                     -               -                -              -           26,852             26,852
Stockholders' Equity                  -               -                -              -          161,226            161,226
                             -----------     -----------      -----------    -----------      -----------      -------------
Total Liabilities
  and Stockholders' Equity    $ 779,228       $ 449,433        $   4,720      $  38,810        $ 338,807        $ 1,610,998
                             ===========     ===========      ===========    ===========      ===========      =============

Interest Sensitivity Gap      $(116,312)      $(398,448)       $ 229,714      $ 552,292        $(267,246)


Cumulative Interest
  Sensitivity Gap             $(116,312)      $(514,760)       $(285,046)     $ 267,246                -


Gap Ratio (% of Total
  Assets)                          -7.2%          -24.7%            14.3%         34.3%           -16.6%


Cumulative Gap Ratio               -7.2%          -32.0%           -17.7%         16.6%             0.0%


(1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
(2) Non-accrual loans are included in non-interest earning assets.



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


Market risk
------------

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

      Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of June 30, 1998:


                                                                    INTEREST SENSITIVITY
                                         --------------------------------------------------------------------------
                                            0 to 90      91 to 365      Over 1 Year        Over
(In Thousands)                                Days          Days         to 5 Years       5 Years           Total
-------------------------------------------------------------------------------------------------------------------
Interest-sensitive Assets:
Securities Available for Sale             $  65,498      $ 170,440        $ 367,446      $  47,692     $   651,076
Securities Held to Maturity                  14,729         33,633           29,061              -          77,423
Federal Funds Sold & Securities
  Purchased Under Agreement to
  Resell                                    104,650              -                -              -         104,650
Loans and Leases (1)
                                            510,383         16,060           85,068         94,777         706,288
                                         -----------    -----------      -----------    -----------   -------------
Total Interest-sensitive Assets           $ 695,260      $ 220,133        $ 481,575      $ 142,469     $ 1,539,437
                                         ===========    ===========      ===========    ===========   =============
Interest-sensitive Liabilities:

Deposits:
  Interest Bearing Demand                 $  14,562      $  43,688        $ 223,796      $       -     $   282,046
  Savings                                     4,277         12,833           68,442              -          85,552
  Time Deposits                             409,097        451,902            4,784              -         865,783
                                         -----------    -----------      -----------    -----------   -------------
Total Deposits                            $ 427,936      $ 508,423        $ 297,022      $       -     $ 1,233,381
                                         -----------    -----------      -----------    -----------   -------------
Subordinated Debt                         $       -      $       -        $       -      $  38,810     $    38,810
                                         -----------    -----------      -----------    -----------   -------------
Total Interest-sensitive
  Liabilities                             $ 427,936      $ 508,423        $ 297,022      $  38,810     $ 1,272,191
                                         ===========    ===========      ===========    ===========   =============

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

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 1998:



                                NET INTEREST              MARKET VALUE OF
  CHANGE IN INTEREST         INCOME VOLATILITY      PORTFOLIO EQUITY VOLATILITY
 RATES (BASIS POINTS)        JUNE 30, 1998 (1)           JUNE 30, 1998 (2)
--------------------------------------------------------------------------------

        +200                        2.85%                     -11.98%
        +100                        1.66%                      -5.48%
        -100                       -5.76%                       1.81%
        -200                      -12.06%                       3.32%

(1) The percentage change in this column represents the change in net interest income for 12 months under various rate scenarios.
(2) The percentage change in this column represents the change in net portfolio equity value of the Bank under various rate scenarios.



      The Company's primary objective in managing interest rate risk is to minimize the adverse effects of changes in interest rates on earnings and capital. In this regard the Company has established internal risk limits for net interest income volatility given a 100 and 200 basis point decline in rates of 10% and 15% respectively, over a twelve month horizon. Similarly, risk limits have been established for market value of portfolio equity volatility in response to a 100 and 200 basis point increase in rates of 10% and 15%, respectively.


Recent Developments
--------------------

       During 1998, significant disruptions to certain financial markets in Asia have continued. Although the Company engages in significant international trade financing, the majority of the business involves imports and is U.S. dollar denominated. The Company has no outstanding foreign loans in its loan portfolio as of June 30, 1998. The primary source of repayment for substantially all of the Company's loans is from the cash flow generated from the borrowers' operations, which are located within the United States. There could be adverse financial impacts on individual borrowers as they adjust their businesses to the changes caused by the financial disruptions, but at this time, management believes that negative impacts, if any, could be outweighed by increased business for the Company's customers.


Year 2000
----------

      The Company's main software systems have been licensed from large vendors who have provided certifications of year 2000 compliance. Tests have confirmed such compliance for these main software systems. Certain ancillary systems that operate on personal computers are also licensed and the vendors have informed the Company that releases conforming to year 2000 requirements will be received this year. Management formed a task force in 1997 to oversee year 2000 compliance and does not expect that there will be material impact nor expense for its systems. The Company has sent questionnaires regarding the impact of Year 2000 to its major loan customers, and is awaiting the completion of these questionnaires. It then will prepare an assessment of year 2000 risk of its customers.


Forward-Looking Statements
---------------------------

      Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Market Risk Liquidity and Interest Rate Sensitivity, and Recent Developments. Given these uncertainties, the reader is cautioned not to place undue reliance on such foward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Recent Accounting Developments
-------------------------------

Accounting for Derivative Instruments and Hedging Activities
-------------------------------------------------------------

      Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

      SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS 133 must be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS 133. SFAS 133 is not to be applied retroactively to financial statements of prior periods. Management does not believe that there will be a material adverse impact on the financial position or results of operations of the Company upon adoption of SFAS 133.











                          PART II - OTHER INFORMATION







Item 1. LEGAL PROCEEDINGS
--------------------------

      The Bank is a defendant in various lawsuits arising from the normal course of business. No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended June 30, 1998. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.


Item 2.  CHANGES IN SECURITIES
-------------------------------

      There have been no changes in the securities of the Registrant during the quarter ended June 30, 1998.


Item 3.  DEFAULT UPON SENIOR SECURITIES
----------------------------------------

     This item is not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
---------------------------------------------------------------

      At the Annual Meeting of Shareholders held on May 7, 1998, a proposal to elect fourteen directors to the Board of Directors of the Registrant to hold office until the next meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:

                                    For             Withheld
                          -------------        -------------
Helen Y. Chen                 5,753,688                7,765
Thomas C. T. Chiu             5,758,788                2,665
Chuang-I Lin                  5,758,788                2,665
Ko-Yen Lin                    5,758,788                2,665
Ting Yung Liu                 5,758,788                2,665
John Wang                     5,758,788                2,665
Kenneth Wang                  5,633,489              127,964
Chien-Te Wu                   5,758,788                2,665
Julian Wu                     5,758,788                2,665
Li-Pei Wu                     5,758,788                2,665
Peter Wu                      5,758,788                2,665
Ping C. Wu                    5,758,788                2,665
Walter Wu                     5,758,788                2,665
Chin-Liang Yen                5,633,489              127,964

      There was also a proposal to approve the incentive compensation award program included in the employment agreement between GBC Bancorp and Mr. Li-Pei Wu. The proposal received the following votes:

                   For               Against          Withheld
               -----------          ---------        ----------
                5,440,971            292,516           27,966



Item 5.  OTHER INFORMATION
---------------------------

     There are no events to be reported under this item.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a)  Exhibits: None.

     b)  Reports on Form 8-K:  None.









                    PART III - SIGNATURES







SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GBC Bancorp
                                (Registrant)


Dated:     08/12/98             s/      Li-Pei Wu
      ------------------        --------------------------
                                Li-Pei Wu, Chairman and
                                Chief Executive Officer



Dated:     08/12-98             s/      Peter Lowe
      ------------------        --------------------------
                                Peter Lowe, Executive
                                Vice President and
                                Chief Financial Officer

