Form 10-Q
period 1998-09-30
GBC BANCORP
filed 1998-11-17
CIK 351710

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


For  Quarter Ended September 30, 1998 Commission file number  0-16213
                                                             ---------

                                  GBC BANCORP
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                     95-3586596
------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


       800 West 6th Street, Los Angeles,              California      90017
------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code  213/972-4174
                                                   --------------

------------------------------------------------------------------------------
Former  name  address and former fiscal  year,  if  changed since last report.

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

      Common stock, no par value, 14,162,898 shares issued and outstanding as of September 30, 1998.

                               TABLE OF CONTENTS



 PART I - FINANCIAL INFORMATION...........................................

  Item 1.  Financial Statements...........................................

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................


PART II - OTHER INFORMATION...............................................

  Item 1.  Legal Proceedings..............................................

  Item 2.  Changes In Securities..........................................

  Item 3.  Default Upon Senior Securities.................................

  Item 4.  Submission Of Matters To A Vote Of Securities Holders .........

  Item 5.  Other Information..............................................

  Item 6.  Exhibits And Reports On Form 8-K...............................


PART III - SIGNATURES.....................................................

                         PART I - FINANCIAL INFORMATION

                          GBC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             September 30,       December 31,
(In Thousands)                                    1998                1997
------------------------------------------------------------------------------
ASSETS

Cash and Due From Banks                      $   30,070        $    32,519
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell           137,500            108,000
Securities Available for Sale at Fair
 Value (Amortized Cost of $613,407
 and $640,791 at September 30, 1998
 and December 31, 1997, Respectively)           621,626            643,660
Securities Held to Maturity (Fair Value
 of $62,481 and $58,169 at
 September 30 1998 and December 31,
 1997, Respectively)                              62,293            58,045
Loans and Leases                                 751,116           638,829
Less:  Allowance for Credit Losses               (17,410)          (16,776)
       Deferred Loan Fees                         (5,788)           (4,448)
                                            -------------     -------------
Loans and Leases, Net                            727,918           617,605
Bank Premises and Equipment, Net                   5,498             5,709
Other Real Estate Owned, Net                       6,803             7,871
Due From Customers on Acceptances                  7,463            11,768
Real Estate Held for Investment                    7,365             8,360
Accrued Interest Receivable and Other
 Assets                                           16,251            15,900
                                            -------------     -------------
  Total Assets                               $ 1,622,787       $ 1,509,437
                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-Interest Bearing Demand                 $   156,446       $   149,616
 Interest Bearing Demand                         266,874           218,729
 Savings                                          83,086            96,340
 Time Certificates of Deposit of
  $100,000 or More                               585,672           595,077
 Other Time Deposits                             287,989           232,070
                                            -------------     -------------
Total Deposits                                 1,380,067         1,291,832


Subordinated Debt                                 38,843            38,745
Acceptances Outstanding                            7,463            11,768
Accrued Expenses and Other Liabilities            26,071            20,769
                                            -------------     -------------
  Total Liabilities                            1,452,444         1,363,114


Stockholders' Equity:
 Common Stock, No Par or Stated Value;
 40,000,000 and 20,000,000 Shares
 Authorized at September 30, 1998 and
 December 31, 1997, Respectively;
 14,162,898 and 6,995,049 Shares
 Outstanding at September 30, 1998
 and December 31, 1997, Respectively         $    56,067       $    53,314
Accumulated Other Comprehensive Income             4,754             1,654
Retained Earnings                                109,522            91,355
                                            -------------     -------------
  Total Stockholders' Equity                     170,343           146,323
                                            -------------     -------------
  Total Liabilities and Stockholders'
   Equity                                    $ 1,622,787       $ 1,509,437
                                            =============     =============

See Accompanying Notes to Consolidated Financial Statements

                              GBC BANCORP AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,

(In Thousands, Except Per Share Data)       1998         1997          1998         1997
-----------------------------------------------------------------------------------------

INTEREST INCOME
 Loans and Leases, Including Fees       $ 20,237     $ 15,951      $ 54,689     $ 46,921
 Securities Available for Sale            10,132        9,505        30,418       26,594
 Securities Held to Maturity               1,129          917         3,796        1,681
 Federal Funds Sold and Securities
  Purchased under Agreements to
  Resell                                   1,843        1,812         5,311        5,882
 Other                                         1            4             7            4
                                       ----------   ----------    ----------   ----------
    Total Interest Income                 33,342       28,189        94,221       81,082

INTEREST EXPENSE
 Interest-Bearing Demand                   2,001        1,379         5,169        3,856
 Savings                                     535          747         1,778        2,310
 Time Certificates of Deposit of
  $100,000 or More                         7,684        7,528        23,306       21,616
 Other Time Deposits                       3,611        2,373        10,047        6,444
 Federal Funds Purchased and
  Securities Sold under Repurchase
  Agreements                                   2           10            18           12
 Subordinated Debt                           870          886         2,611        1,684
                                       ----------   ----------    ----------   ----------
    Total Interest Expense                14,703       12,923        42,929       35,922


   Net Interest Income                    18,639       15,266        51,292       45,160
   Provision for Credit Losses                 -            -             -        1,000
                                       ----------   ----------    ----------   ----------
    Net Interest Income after
     Provision for Credit Losses          18,639       15,266        51,292       44,160

NON-INTEREST INCOME
  Service Charges and Commissions          1,633        1,532         4,731        4,298
  Gain on Sale of Loans, Net                 344           56           368          130
  Other                                      258          187           721          472
                                       ----------   ----------    ----------   ----------
    Total Non-Interest Income              2,235        1,775         5,820        4,900

NON-INTEREST EXPENSE
  Salaries and Employee Benefits           5,015        4,238        13,674       12,039
  Occupancy Expense                          727          701         2,213        2,109
  Furniture and Equipment Expense            523          464         1,524        1,337
  Other Real Estate Owned
   Expense, Net                               51          481           490          960
  Other                                    1,853        1,409         5,078        4,460
                                       ----------   ----------    ----------   ----------
    Total Non-Interest Expense             8,169        7,293        22,979       20,905

Income before Income Taxes and
 Extraordinary Item                       12,705        9,748        34,133       28,155
Provision for Income Taxes                 4,827        3,402        12,781        9,605
Net Income before Extraordinary        ----------   ----------    ----------   ----------
 Item                                      7,878        6,346        21,352       18,550

Extraordinary Item:
 Early Extinguishment of Debt,
  Net of Taxes of $353,000                     -         (488)            -         (488)
                                       ----------   ----------    ----------   ----------
    Net Income                          $  7,878     $  5,858      $ 21,352     $ 18,062
                                       ==========   ==========    ==========   ==========

Basic Earnings Per Share:
  Net Income before
   Extraordinary Item                   $   0.56     $   0.46      $   1.51     $   1.36
  Extraordinary Item                           -        (0.03)            -        (0.03)
                                       ----------   ----------    ----------   ----------
    Net Income                          $   0.56     $   0.43      $   1.51     $   1.33
                                       ==========   ==========    ==========   ==========

Diluted Earnings Per Share:
  Net Income before
   Extraordinary Item                   $   0.55     $   0.44      $   1.48     $   1.32
  Extraordinary Item                           -        (0.03)            -        (0.03)
                                       ----------   ----------    ----------   ----------
    Net Income                          $   0.55     $   0.41      $   1.48     $   1.29
                                       ==========   ==========    ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

                             GBC BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                   For Three Months Ended      For Nine Months Ended
                                       September 30,               September 30,
(In Thousands)                       1998          1997          1998          1997
-------------------------------------------------------------------------------------
Net Income                       $  7,878      $  5,858      $ 21,352      $ 18,062
                                ----------    ----------    ----------    ----------
Other Comprehensive Income,
 Net of Tax:
    Change in Unrealized
     Gains on Securities
     Available for Sale,
     Net of Tax,
     During the Period              2,216         1,583         3,100           978
                                ----------    ----------    ----------    ----------
Other Comprehensive Income          2,216         1,583         3,100           978
                                ----------    ----------    ----------    ----------
Comprehensive Income             $ 10,094      $  7,441      $ 24,452      $ 19,040
                                ==========    ==========    ==========    ==========


See Accompanying Notes to Consolidated Financial Statements

                            GBC BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             For the Nine Months Ended September 30,
(In Thousands)                                         1998            1997
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                         $ 21,352        $ 18,062
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation                                          947             890
  Net Amortization/(Accretion) of
   Premiums/Discounts on Securities                     363            (196)
Accretion of Discount on Subordinated Notes              98              22
Writedown on Real Estate Held for Investment            995             995
Provision for Credit Losses                               -           1,000
Provision for Losses on Other Real Estate Owned           -             150
Amortization of Deferred Loan Fees                   (2,396)         (1,676)
Gain on Sale of Loans                                  (368)           (130)
Gain on Sale of Other Real Estate Owned                (114)           (126)
Gain on Sale of Bank Premises and Equipment               -             (21)
Loans Originated for Sale                                 -         (30,479)
Proceeds from Sale of Loans Originated for Sale         368          27,562
Net Decrease in Accrued Interest
 Receivable and Other Assets                         (2,601)            (18)
Net Increase in Accrued Expenses and Other
 Liabilities                                          6,591           4,053
Other, Net                                               19              (3)
                                                  ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 25,254        $ 20,085
                                                  ==========      ==========


INVESTING ACTIVITIES:
Purchases of Securities Available for Sale         (244,275)       (404,880)
Proceeds from Maturities of Securities
 Available for Sale                                 271,123         300,446
Purchases of Securities Held to Maturity            (50,090)        (48,947)
Proceeds from Maturities of Securities
 Held to Maturity                                    46,015          11,285
Net Increase in Loans and Leases                   (108,818)         (9,897)
Proceeds from Sale of Other Real Estate Owned         2,453           1,786
Capitalized Costs of Other Real Estate Owned           (370)           (368)
Purchases of Bank Premises and Equipment               (756)           (734)
Proceeds from Sale of Bank Premises and
 Equipment                                                -              21
                                                  ----------      ----------
NET CASH USED BY INVESTING ACTIVITIES              $(84,718)      $(151,288)
                                                  ----------      ----------


FINANCING ACTIVITIES:
Net Increase in Noninterest Bearing
 Demand, Interest-Bearing Demand and
 Savings Deposits                                    41,721          20,555
Net Increase in Time Certificates of Deposit
 and Other Time Deposits                             46,514          61,218
Proceeds from Issuance of Subordinated Notes              -          38,690
Redemption of Subordinated Note                           -         (15,000)
Cash Dividend Paid                                   (2,962)         (2,306)
Proceeds from Exercise of Stock Options               1,242           3,015
                                                  ----------      ----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES         $ 86,515       $ 106,172
                                                  ----------      ----------


NET CHANGE IN CASH AND CASH EQUIVALENTS              27,051         (25,031)
Cash and Cash Equivalents at Beginning of
  Period                                            140,519         187,009
                                                  ----------      ----------
Cash and Cash Equivalents at End of Period        $ 167,570       $ 161,978
                                                  ==========      ==========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During This Period
   Interest                                        $ 42,540        $ 35,932
   Income Taxes (Amount net of $1,426 of
     tax refunds plus interest)                       3,538           3,780
                                                  ==========      ==========

Noncash Investing Activities:
  Loans Transferred to Other Real Estate
    Owned at Fair Value                              $1,036         $ 4,060
  Loans to Facilitate the Sale of Other
    Real Estate Owned                                   137             715
                                                  ==========      ==========


See Accompanying Notes to Consolidated Financial Statements

                          GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
-------------------------------------------------------

       In the opinion of management, the unaudited consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of September 30, 1998 and the three and nine months ended September 30, 1998 and 1997, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative the results that may be expected for the full year ending December 31, 1998. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.


Earnings Per Share
-------------------

      Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the three-month and nine-month periods ended September 30, 1997 have been restated to reflect a 2 for 1 stock split to shareholders of record on April 30, 1998 and issued and distributed on May 15, 1998.


Consolidated Statements of Cash Flows
--------------------------------------

      Cash and cash equivalents consist of cash and due from banks, and federal funds sold and securities purchased under agreements to resell.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ----------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------


OVERVIEW
---------

       Net income for the third quarter of 1998 was $7,878,000, or $0.55 diluted earnings per share, compared to $5,858,000 or $0.41 diluted earnings per share, for the corresponding period of 1997. The third quarter of 1997 included an after tax extraordinary charge of $488,000 incurred upon an early extinguishment of debt. Excluding this extraordinary charge, net income for the third quarter of 1997 was $6,346,000, or $0.44 diluted earnings per share. The increase in net income was due to an increase in net interest income and non-interest income, and the absence of an extraordinary charge, partially offset by an increase of non-interest expense. 1998 was favorably impacted by the repayments in full of two performing loans, one of which was a restructured debt. The repayments resulted in the recognition of $1,458,000 of pretax interest income, $1.7 million of recoveries to the allowance for credit losses, and the reduction of $7.0 million of restructured loans.

      For the nine months ended September 30, 1998, net income totaled $21,352,000, an increase of $3,290,000, or 18.2%, from the $18,062,000 earned during the corresponding period of 1997. Diluted earnings per share for the nine months ended September 30, 1998 was $1.48 compared to $1.29 for the same period of 1997. Excluding the 1997 extraordinary charge discussed above, net income was $18,550,000, or $1.32 diluted earnings per share. The increase in net income was primarily due to an increase in net interest income, the absence of a provision for credit losses, higher non-interest income, and the absence of an extraordinary charge, partially offset by higher non-interest expense.

      As of September 30, 1998, record high levels were achieved for loans and leases, for total assets and stockholders' equity.

      For the quarter ended September 30, 1998 and 1997, the annualized return on average assets ("ROA") was 1.94% and 1.60%, respectively, and the annualized return on average stockholders' equity ("ROE") was 18.9% and 17.5%, respectively.

      For the nine months ended September 30, 1998 and 1997, the ROA was 1.81% and 1.73%, respectively. For the nine months ended September 30, 1998 and 1997, the ROE was 18.1% and 19.4%, respectively.

      On September 17, 1998,the Board of Directors authorized a stock repurchase program of up to 1.4 million shares of the Company's stock. No shares were purchased as of September 30, 1998 but as of November 13, 1998, 368,600 shares had been repurchased and will be reflected in the financial results of the fourth quarter and thereafter.


Recent Developments
--------------------

      During 1998, significant disruptions to certain financial markets in Asia have continued. Although the Company engages in international trade financing, the majority of the business involves imports and all of the Company's loans are denominated in U.S. dollars. The Company has no foreign loans in its loan portfolio as of September 30, 1998. The primary source of prepayment for substantially all of the Company's loans is from the cash flows generated from the borrowers' operations, which are located within the United States. There could be adverse financial impacts on individual borrowers as they adjust their businesses to the changes caused by the financial disruptions, but at this time, management believes that negative impacts, if any, should not be significant.

      On November 13, 1998, GBC Bancorp announced that a borrower with an outstanding loan balance of $12.6 million has informed its subsidiary bank, General Bank, that it intends to file for bankruptcy proceedings. Accordingly, General Bank has placed these loans on non-accrual. These loans are collateralized by a first deed of trust on a commercial property with an appraised value of $8.0 million as well as other assets of the borrower, including equipment with a book value exceeding $10 million. An updated estimate of the value of the collateral, together with the credit evaluation of the rest of the loan portfolio, will be performed as usual at year-end to determine the adequacy of the allowance for credit losses. However, it is possible that a provision for credit losses of some amount may have to be recorded in the fourth quarter of 1998.


RESULTS OF OPERATIONS
----------------------

Net Interest Income-Quarterly Results
--------------------------------------

     For the quarters ended September 30, 1998 and 1997, net interest income before the provision for credit losses was $18,639,000 and $15,266,000, respectively, representing an increase of $3,373,000, or 22.1%. The components explaining this increase are discussed below.

      Total interest income for the quarter ended September 30, 1998 was $33,342,000, representing a $5,153,000, or 18.3%, increase over the corresponding quarter of a year ago. The increase was due to both the growth of $182.9 million, or 13.2%, of average interest earning assets and a 36-basis points increase in the yield on average earning assets from 8.09% during the third quarter in 1997 to 8.45% in the corresponding quarter of 1998.

      The increase of average interest earning assets was comprised primarily of loan growth of $120.4 million. There was also a $60.3 million and $2.1 million growth of the securities portfolio and federal funds sold and securities purchased under agreements to resell, respectively.

      The 36-basis point increase in the yield on earning assets from the third quarter of 1997 to the corresponding quarter of 1998 was primarily the result of the repayment of the two performing loans and the recognition of $1,458,000 of interest income recoveries. Excluding the $1,458,000 of the interest income recoveries, the yield on interest earning assets for the third quarter of 1998 would be 8.08%, a 1-basis point decline from the corresponding year ago period of 1997. The decline is due to reductions of the yield in both the securities and the loan and lease portfolios. The impact of these yield declines was partially offset by an increase of the percentage of average loans and leases to total average interest earning assets. For the quarter ended September 30, 1998, average loans and leases represented 46.8% of total average interest earning assets compared to 44.3% for the corresponding period of a year ago. Average loans and leases for 1997 excludes $13.0 million of loans to depository institutions. There were no loans to depository institutions outstanding during 1998. Loans and leases represents the highest yielding interest earning asset.

      Total interest expense for the quarter ended September 30, 1998 was $14,703,000, representing a $1,780,000, or 13.8%, increase over the corresponding quarter of a year ago. The increase was due to both a growth of $120.8 million of average-interest bearing liabilities, and an increased cost of funds.

      For the quarter ended September 30, 1998, the cost of funds was 4.60% compared to 4.47% for the corresponding period of a year ago. This increase was primarily the result of an increase in the rates paid on interest-bearing deposits, which increased from 4.30% to 4.46% for the quarters ended September 30, 1997 and 1998, respectively. With the exception of savings deposits whose average balance declined in the third quarter 1998 compared to third quarter 1997, the rates paid on all interest-bearing deposits increased. In addition, the increase in the average amount of subordinated debt increased interest expense. For the quarters ended as indicated, the average balance and the cost of funds for subordinated debt and the Bank's deposit products were as follows:

                                 For the Quarter Ended September 30,
                                        1998             1997
                                -------------------------------------

    Interest-bearing demand -
              Average balance         276,119          235,426
                         Rate           2.88%            2.32%

    Savings - Average balance          81,676          108,893
                         Rate           2.60%            2.73%

Time certificates of deposit:
        of $100,000 or more -
              Average balance         584,159          574,481
                         Rate           5.22%            5.20%

        Other time deposits -
              Average balance         288,046          191,886
                         Rate           4.97%            4.90%

          Subordinated debt -
              Average balance          38,821           36,770
                         Rate           8.96%            9.64%

      In addition, upward pressure on the rates paid on deposits was exerted as a result of the increased percentage of average time certificates of deposit to average total interest-bearing deposits. This percentage was 70.9% and 69.0% for the quarters ended September 30, 1998 and 1997, respectively. Time certificates of deposit represent the most costly deposit product for the Bank.

      The net interest spread is defined as the yield on interest earning assets less the rates paid on interest-bearing liabilities. For the three months ended September 30, 1998 and 1997, the net interest spread increased to 3.85% from 3.62%, respectively. The increase in the spread is primarily the result of the interest income recoveries discussed above. Excluding the interest income recoveries of $1,458,000, the net interest spread is 3.48% for the three months ended September 30, 1998. The 14-basis point decrease is primarily due to the increased cost of funds as explained above.

      The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the three months ended September 30, 1998 and 1997, the net interest margin was 4.73% and 4.38%, respectively. The increase in the spread is primarily the result of the interest income recoveries discussed above. Excluding these recoveries, the net margin for the three months ended September 30, 1998 was 4.36%, down two basis-points from the corresponding period of a year ago.



Net Interest Income - Year-to-Date Results
-------------------------------------------

      For the nine months ended September 30, 1998, net interest income before the provision for credit losses was $51,292,000, representing a $6,132,000, or 13.6%, growth over the corresponding period of a year ago.

      Total interest income for the nine months ended September 30, 1998 was $94,221,000 compared to $81,082,000 for the corresponding period of a year ago. The $13,139,000, or 16.2%, increase is primarily the result of an increase in both the balance of average interest earning assets and to a lesser extent in the yield on average interest earning assets. Average interest earning assets increased to $1,525.5 million for the nine months ended September 30, 1998 from $1,322.5 million for the corresponding period of a year ago, representing a $203.0 million, or 15.4%, increase. The growth was represented by increases of $127.9 million and $90.8 million in the securities and loan and lease portfolios, respectively, partially offset by $15.7 million decrease of federal funds sold and securities purchased under agreements to resell.

     The yield on average earning assets increased six basis points to 8.26% for the nine months ended September 30, 1998 from 8.20% for the corresponding period of a year ago. However, as was the case for the quarterly net interest discussion above, when interest income recoveries of $1,458,000 are excluded, the 1998 yield decreased compared to 1997. A resulting 7-basis point decline was due to yield decreases of all categories of earning assets. This was partially offset by an increase of the percentage of average loans and leases to total average interest earning assets. For the nine months ended September 30, 1998 and 1997, average loans and leases as a percentage of total average interest earning assets were 45.5% and 43.4%, respectively. The 1997 average loans and leases included $28.6 million of loans to depository institutions which has been factored out for the above computation. The Bank had no outstanding loans to depository institutions during 1998.

      Total interest expense for the nine months ended September 30, 1998, was $42,929,000 compared to $35,922,000 for the corresponding period of a year ago. The increase of $7,007,000, or 19.5%, was due to an increase in the average balance of interest bearing deposits and an increase in the cost of funds.
For the nine months ended September 30, 1998 and 1997, the average balance of interest bearing deposits was $1,247.2 million and $1,109.1 million, respectively, an increase of $138.1 million, or 12.5%. The majority of this increase was represented by the growth of the average balance of time certificates of deposit from $745.2 million for the nine months endedg September 30, 1997 to $863.3 million for the nine months ended September 30, 1998, representing $118.1 million, or 15.9% increase. Of this growth, average public funds accepted from the State of California accounted for $88.3 million, thereby representing the majority of growth in time certificates of deposit.

     For the nine months ended September 30, 1998 and 1997, the cost of funds increased by 27-basis points to 4.60% from 4.33%, respectively. The increase continues as the result primarily of both the increased percentage of total average interest bearing deposits represented by time certificates of deposits and the increased rates paid on all categories of interest bearing deposits with the exception of saving deposits. For the nine months ended September 30, 1998 and 1997, average time certificates of deposit as a percentage of total average interest-bearing deposits were 71.5% and 68.6%, respectively. Time certificates of deposit represent the most costly deposit product for the Bank. In addition, interest expense increased as a result of the increase in the average amount of subordinated debt by 74%, albeit at a reduced rate of interest. The average balance and the rates paid on deposit categories and subordinated debt for the nine months ended September 30, 1998 and 1997 were as follows:


                                      1998         1997
                                --------------------------

    Interest-bearing demand -
              Average balance       256,495      227,653
                         Rate         2.69%        2.26%

    Savings - Average balance        88,176      113,576
                         Rate         2.70%        2.72%

Time certificates of deposit:
        of $100,000 or more -
              Average balance       593,351      565,040
                         Rate         5.25%        5.11%

        Other time deposits -
              Average balance       269,971      180,168
                         Rate         4.98%        4.78%

          Subordinated debt -
              Average balance        38,789       22,336
                         Rate         8.98%       10.05%


      For the nine months ended September 30, 1998 and 1997, the net interest spread declined to 3.66% from 3.87%, respectively, representing a 21-basis point decrease. The compression of the spread is primarily the result of the interest-bearing liabilities as discussed in the above paragraphs, partially offset by the $1,458,000 of interest income recoveries. Excluding these recoveries, the net interest spread for 1998 was 3.53%.

      For the nine months ended September 30, 1998 and 1997, the net interest margin was 4.50% and 4.57%, respectively, representing a 7-basis point decline. Excluding the interest income recoveries, the net interest margin was 4.37%, representing a 20-basis point decline from the corresponding nine month period of a year ago.


Provision for Credit Losses
----------------------------

      For the quarters ended September 30, 1998 and 1997, there was no provision for credit losses. Net recoveries were $1.9 million for the quarter ended September 30, 1998 and was primarily due to the repayment of the loans mentioned previously.

     For the nine months ended September 30, 1998, there was no provision for credit losses compared to $1,000,000 for the same period of 1997, a decrease of $1,000,000. Year-to-date net recoveries were $0.6 million compared to $2.2 million of net charge-offs for the corresponding period of a year ago.

      The absence of a provision for credit losses reflects management's assessment of the adequacy of the allowance for credit losses. The amount of the provision for credit losses is determined by management and is based upon the quality of the loan portfolio, management's assessment of the economic environment, evaluations made by regulatory authorities, historical loan loss experience, collateral values, assessment of borrower's ability to repay, and estimates of potential future losses. Please refer to further discussion under "Allowance for Credit Losses," in the following sections.


Non-Interest Income
--------------------

     Non-interest income for the quarter ended September 30, 1998 totaled $2,235,000, representing a $460,000, or 25.9%, increase compared to $1,775,000 for the quarter ended September 30, 1997. The increase was primarily the result of the transfer and sale of the Bank's mortgage loan servicing portfolio for a pretax amount of $338,000. Such amount is included as gain on sale of loans, net. In addition, service charges and commissions increased $101,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 which resulted from the increased commissions on commercial and standby letters of credit issuance.

      For the nine months ended September 30, 1998, non-interest income totaled $5,820,000 representing a $920,000, or 18.8%, increase compared to $4,900,000 for the nine months ended September 30, 1997. Other income increased $249,000 primarily due to the interest received on a tax refund in the first quarter of 1998. Increases in service charges and commissions and on gain on sale of loans were for the reasons explained above.


Non-Interest Expense
---------------------

      For the quarter ended September 30, 1998, non-interest expense was $8,169,000, representing an $876,000, or 12.0%, increase over 7,293,000 for the corresponding period of a year ago. Salaries and employee benefits accounted for $777,000 of the increase due to an increase of salaries, an increase of the incentive compensation which is based on pretax earnings, and the accrual of compensation based on a 1998 employment agreement. Other expense increased $444,000, or 31.5%, due to increased legal fees, professional services expense and various other expense categories. The increase to other expense was partially offset by a $430,000 decrease in other real estate owned ("OREO") expense, net. The decline was due to the absence of a provision for OREO losses and a reduction of OREO holding expenses.

      For the nine months ended September 30, 1998, non-interest expense was $22,979,000 representing a $2,074,000, or 9.9% increase over the $20,905,000 reported for the corresponding period of a year ago. The reason for the increase is explained above.

      For the nine months ended September 30, 1998, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, declined to 40.2%, comparing favorably to 41.8% for the corresponding period of 1997.


Provision for Income Taxes
---------------------------

      For the quarter ended September 30, 1998 and 1997, the provision for income taxes was $4,827,000 and $3,402,000, respectively, representing effective tax rates of 38.0% and 34.9%.

      For the nine months ended September 30, 1998 and 1997, the provision for income taxes was $12,781,000 and $9,605,000, representing effective tax rates of 37.4% and 34.1%, respectively. The increase in the effective tax rates for the three month and nine month periods ended September 30, 1998 compared to the corresponding periods of a year ago is primarily due to the growth of pre-tax income while the low income housing tax credit remained constant.


Extraordinary Item
-------------------

      During the quarter ended September 30, 1997, the Company incurred an $841,000 prepayment for the early extinguishment of debt. This amount, net of taxes of $353,000, is included in the consolidated statements of income as an extraordinary item for the three and nine months ended September 30, 1997. There have been no extraordinary items during the nine months ended September 30, 1998.


FINANCIAL CONDITION
--------------------

      Total assets as of September 30, 1998 were $1,622.8 million, an increase of $113.4 million from total assets of $1,509.4 million as of December 31, 1997. The increase was the result of an $88.2 million growth of deposits that was invested primarily in loans and leases. As of September 30, 1998, loans and leases totaled $751.1 million compared to $638.8 million as of December 31, 1997, a growth of $112.3 million, or 17.6%.


Loans
------

      The $112.3 million loan growth was mainly due to increases of $65.2 million and $53.3 million in the commercial and construction loan portfolios, respectively. The commercial loan growth was primarily in the trade financing area which increased $54.5 million reflecting the growth in international trade and new customer relationships.

      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:

                              September 30, 1998           December 31, 1997
                            --------------------------------------------------------
(DOLLARS IN THOUSANDS)         Amount       Percentage      Amount      Percentage
------------------------------------------------------------------------------------
Commercial                    $ 298,474      39.74%       $ 233,309     36.52%
Real Estate - Construction      143,846      19.15%          90,560     14.18%
Real Estate - Conventional      271,743      36.18%         276,350     43.26%
Installment                         48       0.01%               54      0.01%
Other Loans                      21,439       2.85%          23,993      3.75%
Leveraged Leases                 15,566       2.07%          14,563      2.28%
                             --------------------------------------------------
Total                         $ 751,116     100.00%       $ 638,829    100.00%
                             ==================================================

Non-Performing Assets
----------------------

      A certain degree of risk is inherent in the extension of credit. Management has credit policies in place to minimize the level of loan losses and non-performing loans. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance; included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not becollected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

       The Company has a policy of classifying loans (including impaired loans) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or other circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied as principal reduction or reported as recoveries on amounts previously charged-off, in accordance with management's judgment as to the collectability of principal.

      The following table provides information on the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:


(IN THOUSANDS)                    September 30, 1998      December 31, 1997
-----------------------------------------------------------------------------

Loans 90 Days or More
 Past Due and Still Accruing           $  1,088               $  2,778
Non-accrual Loans                        12,359                  9,834
                                      ----------             ----------
Total Past Due Loans                     13,447                 12,612
Restructured Loans                       11,188                 20,323
                                      ----------             ----------
Total Non-performing Loans               24,635                 32,935
Other Real Estate Owned, Net              6,803                  7,871
                                      ----------             ----------
Total Non-Performing Assets            $ 31,438               $ 40,806
                                      ==========             ==========


     Total non-performing assets decreased to $31.4 million, as of September 30, 1998, from $40.8 million, as of December 31, 1997, representing a $9.4 million, or 23.0%, reduction. The net decrease was primarily due to the pay-off of $7.0 million of restructured loans in the third quarter of 1998.


Loans 90 days or More Past Due and Still Accruing
--------------------------------------------------

      As of September 30, 1998, this category of loans is comprised of two credits. It is anticipated that both loans will be paid off in full in the near future.


Non-Accrual Loans
------------------

      As of September 30, 1998, non-accrual loans totaled $12.4 million, an increase of $2.6 million from December 31, 1997, but a reduction from first and second quarter levels in 1998.

      The following table breaks out the Company's non-accrual loans by category as of the dates indicated:


(IN THOUSANDS)              September 30, 1998      December 31, 1997
----------------------------------------------------------------------
Commercial                       $ 9,330                 $ 5,957
Real Estate- Construction            335                     455
Real Estate- Conventional          2,689                   3,414
Other Loans                            5                       8
                               ----------               ---------
Total                           $ 12,359                 $ 9,834
                               ==========               =========


     Of the $12.4 million of non-accrual loans, $3.0 million are collateralized by real property with appraisal value considerably in excess of the carrying value of the loans, thus providing substantial protection against the loss of principal.

      The increase in those non-accrual loans classified as commercial is primarily in the trade financing portfolio. These loans are collateralized by a variety of business assets and the Bank does not anticipate any significant losses.

      The following table analyzes the change in non-accrual loans during the nine months ended September 30, 1998:


(IN THOUSANDS)
-------------------------------------------------------
Balance, December 31, 1997                 $  9,834
Add: Loans placed on non-accrual             12,281
Less:  Charge-offs                           (1,851)
       Returned to accrual status            (1,690)
       Repayments                            (5,179)
       Transfer to OREO                      (1,036)
                                          ----------
Balance, September 30, 1998                $ 12,359
                                          ==========


Restructured Loans
-------------------

      The balance of restructured loans as of September 30, 1998 was $11.2 million compared to $20.3 million as of December 31, 1997, representing a $9.1 million, or 44.8% decrease. As indicated previously, the decline was primarily due to the pay-off of $7.0 million of restructured loans during the third quarter. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on non-accrual status in accordance with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are on non-accrual status are not included in the balance of restructured loans. As of September 30, 1998, one restructured loan totaling $685,000 was on non-accrual status. As of September 30, 1998, restructured loans excluding the one non-accrual loan consisted of 11 loans compared to 15 loans as of December 31, 1997. The weighted average yield of the restructured loans was 10.00% as of September 30, 1998.

      There are no commitments to lend additional funds on any of the restructured loans.


Other Real Estate Owned
------------------------

      As of September 30, 1998, other real estate owned, net of valuation allowance of $2.0 million, totaled $6.8 million, representing a decrease of $1.1 million, or 13.9%, from the net balance of $7.9 million, net of valuation allowance of $2.1 million, as of December 31, 1997. As of September 30, 1998 and December 31, 1997, OREO consisted of 20 properties and 17 properties, respectively.

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

     The following table sets forth OREO by property type as of the dates indicated:

(IN THOUSANDS)                  September 30, 1998       December 31, 1997
-----------------------------------------------------------------------------
PROPERTY TYPE
Single-Family Residential            $   474                 $   380
Condominium                            1,090                   2,598
Multi-Family Residential                   -                     220
Land for Residential                   3,715                   3,715
Land for Commercial                       15                       -
Land for Agriculture                       -                      15
Retail Facilities                      3,509                   3,003
Less:  Valuation Allowance            (2,000)                 (2,060)
                                    ---------               ---------
Total                                $ 6,803                 $ 7,871
                                    =========               =========


Impaired Loans
---------------

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $5.5 million of outstanding impaired loans as of September 30, 1998, $1.6 million are included in the balance of restructured loans and are performing pursuant to the terms and conditions of the restructuring. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:


(IN THOUSANDS)                     September 30, 1998      December 31, 1997
------------------------------------------------------------------------------
Recorded Investment with
 Related Allowance                      $ 5,476                 $ 16,095
Recorded Investment with no
 Related Allowance                            -                    1,022
                                       ---------               ----------
Total Recorded Investment                 5,476                   17,117
Specific Allowance on
 Impaired Loans                             665                    1,544


      The average balance of impaired loans before the allowance was $13.3 million for the nine months ended September 30, 1998 and $22.4 million for the year ended December 31, 1997.

      For the nine months ended September 30, 1998 and 1997, interest income recognized on impaired loans was $233,000 and $1,304,000, respectively. Of the amount of interest income recognized during the nine months ended September 30, 1998 and 1997, no interest was recognized under the cash basis method.

      Management cannot predict the extent to which the current economic environment, including the real estate market, may continue to improve or worsen, or the full impact such environment may have on the Bank's loan portfolio. Futhermore, as the Bank's primary regulators review the loan portfolio as part of their routine, periodic examinations of the Bank, their assessment of specific credits may affect the level of the Bank's non-performing loans. Accordingly, there can be no assurance that other loans will not be placed on non-accrual, become 90 days or more past due, have terms modified in the future, or become OREO.


Allowance for Credit Losses
----------------------------

      As of September 30, 1998, the balance of the allowance for credit losses was $17.4 million, representing 2.32% of outstanding loans and leases. This compares to an allowance for credit losses of $16.8 million as of December 31, 1997, representing 2.63% of outstanding loans and leases, respectively.

      The table below summarizes the activity in the total allowance for credit losses (which amount includes the specific allowance on impaired loans) for the nine months ended as indicated below:


(IN THOUSANDS)                    September 30, 1998     September 30, 1997
-----------------------------------------------------------------------------
Balance, Beginning of Period           $ 16,776               $ 16,209
Provision for Credit Losses                   -                  1,000
Charge-offs                              (1,829)                (4,207)
Recoveries                                2,463                  1,960
Net Recoveries (Charge-offs)                634                 (2,247)
Balance, End of Period                 $ 17,410               $ 14,962


      As of September 30, 1998, the allowance represents 70.7% and 141% of non-performing loans and of non-accrual loans, respectively. As of December 31, 1997, the allowance represented 50.9% and 171% of non-performing loans and of non-accrual loans, respectively.

     On a quarterly basis, management reviews all criticized credits as identified both internally and by outside sources, including the Bank's regulators. Specific allocations of a required allowance are made based on these reviews, as well as on the historical loss experience of criticized credits. In addition, a percentage of non-criticized credits is also computed for purposes of the allowance requirement. The sum of these two allocations is compared with the actual recorded allowance for adequacy. Based on management's quarterly review as of September 30, 1998, management believes no provision for credit losses was necessary. Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of September 30, 1998.


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

      As of September 30, 1998, the Company recorded net unrealized holding gains of $8,219,000 on its available for sale portfolio and the inclusion as a separate component of stockholders' equity of $4,763,000, representing the net unrealized holding gains, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at September 30, 1998 and December 31, 1997 were as follows:

                                                  Gross           Gross
(In Thousands)                    Amortized     Unrealized     Unrealized     Fair
September 30, 1998                  Cost          Gains          Losses       Value
--------------------------------------------------------------------------------------
Securities Held to Maturity
  U.S. Government Agencies        $  62,267      $   188          $  -      $  62,455
  Collateralized Mortgage
   Obligations                           26            -             -             26
                                 -----------------------------------------------------
Total Securities
  Held to Maturity                $  62,293      $   188          $  -      $  62,481
                                 =====================================================

Securities Available for Sale
  U. S. Treasuries                $   1,866      $     7          $  -      $   1,873
  U.S. Government Agencies           87,713          399             -         88,112
  Mortgage Backed Securities         45,682          576             -         46,258
  Corporate Notes                     3,000            -             -          3,000
  Collateralized Mortgage
   Obligations                      250,854        2,519             -        253,373
  Asset Backed Securities           209,732        4,648             -        214,380
  Auction Preferred Stock             8,499            -             -          8,499
  Other Securities                    6,061           70             -          6,131
                                 -----------------------------------------------------
Total Securities
  Available for Sale              $ 613,407      $ 8,219          $  -      $ 621,626
                                 =====================================================



                                                  Gross           Gross
(In Thousands)                    Amortized     Unrealized     Unrealized     Fair
December 31, 1997                   Cost          Gains          Losses       Value
--------------------------------------------------------------------------------------
Securities Held to Maturity
  U.S. Government Agencies        $  58,003      $   124          $  -      $  58,127
  Collateralized Mortgage
    Obligations                          42            -             -             42
                                 -----------------------------------------------------
Total Securities
  Held to Maturity                $  58,045      $   124         $   -      $  58,169
                                 =====================================================

Securities Available for Sale
  U. S. Treasuries                $   6,889      $    11         $   -      $   6,900
  U.S. Government Agencies          220,205          187             -        220,392
  Mortgage Backed Securities         57,167          326             -         57,493
  Corporate Notes                     9,006          175             -          9,181
  Collateralized Mortgage
    Obligations                     188,092          460             -        188,552
  Asset Backed Securities           135,263        1,710             -        136,973
  Auction Preferred Stock            18,500            -             -         18,500
  Other Securities                    5,669            -             -          5,669
                                 -----------------------------------------------------
Total Securities
  Available for Sale              $ 640,791      $ 2,869             -      $ 643,660
                                 =====================================================


     There were no sales of securities available for sale or held to maturity during the nine months ended September 30, 1998 and 1997.


Deposits
---------

      The Company's deposits totaled $1,380.1 million as of September 30, 1998, representing an $88.3 million, or 6.8%, increase from total deposits of $1,291.8 million as of December 31, 1997. The growth for the nine months ended September 30, 1998, was primarily due to increases in other time deposits, which grew $55.9 million, or 24.1%. Also, interest-bearing demand deposits reflected an increase of $48.1 million, or 22.0%. During this same period savings deposits decreased $13.3 million, or 13.8%. The balance of time certificates of deposit of $100,000 or more decreased $9.4 million from December 31, 1997. Included in the September 30, 1998 balance of this deposit category is $93 million of deposits from the State of California, up $15 million from December 31, 1997. Eliminating this $15 million increase, time certificates of deposit of $100,000 or more declined $24.4 million as of September 30, 1998 compared to December 31, 1997.

      As of September 30, 1998, there were no brokered deposits outstanding. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, historically, the depositors have generally renewed their deposits upon maturity.

      The maturity schedule of time certificates of deposit of $100,000 or more, as of September 30, 1998, is as follows:


(IN THOUSANDS)
-------------------------------------------------
3 Months or Less                       $ 324,985
Over 3 Months Through One Year           258,027
Over One Year through 5 Years              2,660
Total                                  $ 585,672


Subordinated Debt
------------------

      Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized as a yield adjustment over the 10-year life of the notes.


Capital Resources
------------------

      As of September 30, 1998, stockholders' equity totaled $170.3 million, an increase of $24.0 million, or 16.4%, from $146.3 million as of December 31, 1997. The increase was due to net income of $21.4 million, less cash dividends declared to stockholders of $3.2 million, plus the net change in the securities valuation allowance, net of tax, of $3.1 million, plus the exercise of stock options and related tax benefits of $2.7 million, for the nine months ended September 30, 1998.

      On September 17, 1998, the Board of Directors authorized a stock repurchase program of up to 1.4 million shares of the Company's stock. No shares were purchased as of September 30, 1998, but as of November 13, 1998, 368,600 shares had been repurchased and will be reflected in the financial results of the fourth quarter and thereafter.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:


                                   Well-Capitalized    September 30,    December 31,
                                      Standards            1998             1997
----------------------------------------------------------------------------------
GBC Bancorp
------------
Tier 1 Leverage Ratio                  5%              10.26%            9.58%
Tier 1 Risk-Based Capital Ratio        6%              12.51%           13.57%
Total Risk-Based Capital Ratio        10%              16.71%           18.47%

General Bank
-------------
Tier 1 Leverage Ratio                  5%               9.34%            8.78%
Tier 1 Risk-Based Capital Ratio        6%              11.40%           12.45%
Total Risk-Based Capital Ratio        10%              12.65%           13.71%


Liquidity and Interest Rate Sensitivity
----------------------------------------

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $672.8 million, or 41.5% of total assets, as of September 30, 1998, compared to $696.3 million, or 46.1% of total assets, as of December 31, 1997.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit currently equal to 25 percent of assets with terms up to 360 months. As of September 30, 1998, the Company has no borrowing outstanding under this financing facility with the FHLB. Management believes its liquidity sources to be stable and adequate.

      As of September 30, 1998, total loans and leases represented 54.4% of total deposits. This compares to 49.5% as of December 31, 1997.

      The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 1998, General Bank declared $3.2 million of cash dividends to GBC Bancorp.


Derivatives
------------

      As of September 30, 1998 and December 31, 1997, there were no derivative financial instruments outstanding. As of September 30, 1997, the amount of derivative financial instruments outstanding was $1 million.


"Gap" Measurement
------------------
      While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, contractual differences in the amounts of the Company's rate sensitive assets and rate sensitive liabilities. These differences, or "gaps," provide an indication of the extent that net interest income may be affected by future changes in interest rates. However, these contractual "gaps" do not take into account timing differences between the repricing of assets and the repricing of liabilities.

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

       "Gap" reports originated as a means to provide management with a tool to monitor repricing differences, or "gaps," between assets and liabilities repricing in a specified period, based upon their underlying contractual rights. The use of "gap" reports is thus limited to a quantification of the "mismatch" between assets and liabilities repricing within a unique specified timeframe. Contractual "Gap" reports cannot be used to quantify exposure to interest rate changes because they do not take into account timing differences between repricing assets and liabilities, and changes in the amount of prepayments.

      As of September 30, 1998, there was a cumulative one-year negative "gap" of $467.7 million, compared to a one-year negative gap of $462.7 million as of December 31, 1997.

      The following table indicates the Company's interest rate sensitivity position as of September 30, 1998, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:





                                     0 to 90     91 to 365     Over 1 Year       Over        Non-Interest
(In Thousands)                        Days         Days        to 5 Years       5 Years     Earning/Bearing            Total
--------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
Securities Available for Sale      $  38,255     $  11,876      $  72,301     $ 499,194        $         -          $   621,626
Securities Held to Maturity                -             -         41,323        20,970                  -               62,293
Federal Funds Sold &
 Securities Purchased Under
 Agreement to Resell                 137,500             -              -             -                  -              137,500
Loans and Leases (1) (2)             545,088        18,623         90,026        85,020                  -              738,757
Non-Earning Assets (2)                     -             -              -             -             62,611               62,611
                                  -----------   -----------    -----------   -----------      -------------        -------------
Total Assets                       $ 720,843     $  30,499      $ 203,650     $ 605,184        $    62,611          $ 1,622,787


Source of Funds for Assets:

Deposits:
  Noninterest Bearing Demand       $       -     $       -      $       -     $       -        $   156,446          $   156,446
  Interest-Bearing Demand            266,874             -              -             -                  -              266,874
  Savings                             83,086             -              -             -                  -               83,086
  TCD'S Under $100,000               118,336       167,736          1,917             -                  -              287,989
  TCD'S $100,000 and Over            326,812       256,200          2,660             -                  -              585,672
                                  -----------   -----------    -----------   -----------      -------------        -------------
Total Deposits                     $ 795,108     $ 423,936      $   4,577     $       -        $   156,446          $ 1,380,067
                                  -----------   -----------    -----------   -----------      -------------        -------------

Subordinated Debt                  $       -     $       -      $       -     $  38,843        $         -          $    38,843
Other Liabilities                          -             -              -             -             33,534               33,534
Stockholders' Equity                       -             -              -             -            170,343              170,343
                                  -----------   -----------    -----------   -----------      -------------        -------------
Total Liabilities and
 Stockholders' Equity              $ 795,108     $ 423,936      $   4,577     $  38,843        $   360,323          $ 1,622,787
                                  ===========   ===========    ===========   ===========      =============        =============

Interest Sensitivity Gap           $ (74,265)    $(393,437)     $ 199,073     $ 566,341        $  (297,712)

Cumulative Interest
 Sensitivity Gap                   $ (74,265)    $(467,702)     $(268,629)    $ 297,712        $         -

Gap Ratio (% of Total Assets)           -4.6%        -24.2%          12.3%        34.9%             -18.3%

Cumulative Gap Ratio                    -4.6%        -28.8%         -16.6%        18.3%               0.0%


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

      Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of September 30, 1998:


                                     0 to 90      91 to 365     Over 1 Year      Over
(In Thousands)                        Days          Days        to 5 Years      5 Years         Total
----------------------------------------------------------------------------------------------------------
Interest-sensitive Assets:
Securities Available for Sale       $ 120,220     $ 118,560      $ 346,183     $  36,663     $   621,626
Securities Held to Maturity            12,153        50,140              -             -          62,293
Federal Funds Sold &
 Securities Purchased Under
 Agreement to Resell                  137,500             -              -             -         137,500
Loans and Leases (1)                  545,088        18,623         90,026        85,020         738,757
                                   -----------   -----------    -----------   -----------   -------------
Total Interest-earning Assets       $ 814,961     $ 187,323      $ 436,209     $ 121,683     $ 1,560,176
                                   ===========   ===========    ===========   ===========   =============

Interest-sensitive Liabilities:

Deposits:
  Interest-Bearing Demand           $  13,903     $  41,714      $ 211,257     $       -     $   266,874
  Savings                               4,155        12,463         66,468             -          83,086
  Time Certificates of Deposit        441,727       427,357          4,577             -         873,661
                                   -----------   -----------    -----------   -----------   -------------
Total Deposits                      $ 459,785     $ 481,534      $ 282,302     $       -     $ 1,223,621
                                   -----------   -----------    -----------   -----------   -------------
Subordinated Debt                   $       -     $       -      $       -     $  38,843     $    38,843
                                   -----------   -----------    -----------   -----------   -------------
Total Interest-sensitive
 Liabilities                        $ 459,785     $ 481,534      $ 282,302     $  38,843     $ 1,262,464
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

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 1998:


                                  Net Interest                 Market Value of
    Change in Interest          Income Volatility        Portfolio Equity Volatility
   Rates (Basis Points)       September 30, 1998 (1)        September 30, 1998 (2)
--------------------------------------------------------------------------------------
          +200                        5.13%                        -10.64%
          +100                        3.19%                         -4.48%
          -100                       -7.99%                          1.22%
          -200                      -15.62%                          2.55%


(1) The percentage change in this column represents the change in net interest income for 12 months under various rate scenarios.

(2) The percentage change in this column represents the change in net portfolio equity value of the Bank under various rate scenarios.



      The Company's primary objective in managing interest rate risk is to minimize the adverse effects of changes in interest rates on earnings and capital. In this regard the Company has established internal risk limits for net interest income volatility given a 100 and 200 basis point decline in rates of 10% and 15% respectively, over a twelve-month horizon. Similarly, risk limits have been established for market value of portfolio equity volatility in response to a 100 and 200 basis point increase in rates of 10% and 15%, respectively. Although the Company's net interest income volatility as of September 30, 1998, given a hypothetical 200-basis point decline of interest rates, was in excess of the Company's policy, management has decided to not enter into any hedging contracts because of the current volatility in money market rates and the uncertainty of the actual repricing of the Company's assets and liabilities.

      On September 30, 1998, the Federal Reserve Bank (the "FRB") announced a reduction of 25-basis points in the federal funds rate. Again, on October 15, 1998, the FRB reduced the federal funds rate by 25-basis points and dropped the discount rate from 5.00% to 4.75%. The decline of short-term rates affects immediately the yield of approximately $680 million of the Company's earning assets as of September 30, 1998. In addition, there is an increasing rate of prepayments of the Company's securities that will be reinvested in lower yields based on current money market conditions. Partially offsetting these reductions in interest income will be a reduction of interest expense due to lower rates paid on the Company's time certificates of deposit, which totaled $874 million as of September 30, 1998, and on other interest-bearing deposits. Although the net interest income of the Company in the future will be affected by many variables, including the amount of loan growth in the future, loan pricing, future changes in money market conditions, and asset/liability sensitivity, management expects that the immediate effect of the above changes will be a decline in the net interest spread.


Year 2000
----------

      The Company's main software systems have been licensed from large vendors who have provided certifications of year 2000 compliance. Tests have confirmed such compliance for these main software systems. Certain ancillary systems that operate on personal computers are also licensed and the vendors have informed the Company that releases conforming to year 2000 requirements will be received this year. The Bank has budgeted $100,000 of expenses related to Year 2000 compliance. Expenses to date have been approximately $18,000. Personal computers including hardware and software that are not in compliance will be replaced or modified by June, 1999. Total expenses are expected to be under the budgeted amount. Management believes that there are no material risks to the Company from its computer systems related to the Year 2000.

       Certain operations, such as payroll and the administration of the Company's 401(k) plan, are outsourced to outside companies. The Company has obtained certification of their Year 2000 compliance. Management believes that there are no material risks to the Company from its outsourced operations related to the Year 2000.

       The Company has sent questionnaires to selected borrowers representing more than 70% of the outstanding credit commitments by dollar volume at the time of the mailing. Approximately 89% of the answers to the questionnaires had been received as of September 30, 1998. The answers were reviewed, and it has been determined that approximately 33% of the responses represent varying degrees of concern. In that group, twenty credits with loan commitments of $157 million at September 30, 1998, have been identified as having potentially adverse impact on credit quality if Year 2000 issues are not addressed. Those credits will be placed on the "Watch" list to ensure high visibility and ongoing monitoring by Bank management if the concerns are not addressed in a timely manner. Year 2000 compliance will be a factor in all credit decisions and in the specific allocations of a required allowance for credit losses. Management believes the Year 2000 does represent an area of potential risk for credit losses, but also believes the risk is manageable. However, credit losses could be realized by the Company due to Year 2000 problems affecting the businesses of borrowers. The amount of such losses would be a function of the value of the collateral associated with the individual credits. Whether such potential losses would require an additional provision for credit losses would be determined in conjunction with the normal quarterly analysis of the adequacy of the allowance for credit losses.


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


Recent Accounting Developments
-------------------------------

Accounting for Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency denominated forecasted transaction. The accounting for changes in fair value of a derivative, that is gains and losses depends on the intended use of the derivative and the resulting designation.

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


Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

      Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134") amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's intent to sell or hold the investment. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Implementation of SFAS 134 will not have a material adverse effect on the Company's financial condition or results of operations.









                 PART II - OTHER INFORMATION




Item 1. LEGAL PROCEEDINGS
--------------------------

      The Bank is a defendant in various lawsuits arising from the normal course of business. No material legal proceedings to which the Registrant or its subsidiaries is a party have been initiated or terminated during the quarter ended September 30, 1998. There have been no significant developments in any material pending legal proceedings involving the Registrant or its subsidiaries during this same quarter.


Item 2.  CHANGES IN SECURITIES
-------------------------------

      There have been no changes in the securities of the Registrant during the quarter ended September 30, 1998.


Item 3.  DEFAULT UPON SENIOR SECURITIES
----------------------------------------

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
---------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.


Item 5.  OTHER INFORMATION
---------------------------

     There are no events to be reported under this item.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a)  Exhibits: None.

     b) Reports on Form 8-K: A form 8-K was filed on October 29, 1998 under items 4 and 7 for the change in the registrant's certifying accountant.



































                    PART III - SIGNATURES


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         GBC Bancorp
                         (Registrant)


Dated:     November 16, 1998     s/    Li-Pei Wu
      ------------------------      -------------------------
                                     Li-Pei Wu, Chairman and
                                     Chief Executive Officer



Dated:     November 16, 1998    s/     Peter Lowe
      ------------------------      --------------------------
                                     Peter Lowe, Executive
                                     Vice President and
                                     Chief Financial Officer