Form 10-K
period 1998-12-31
GBC BANCORP
filed 1999-03-25
CIK 351710

                FORM 10-K- ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended                          December 31, 1998
                              ------------------------------------------------------------------
                                       or
     [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from  ___________________________ to ______________________________
     Commission file Number                           0-16213
                          ------------------------------------------------------------------------
                                                    GBC Bancorp
     ---------------------------------------------------------------------------------------------
                                (Exact name of registrant as specified in its charter)


                        California                                        95-3586596
     --------------------------------------------------     --------------------------------------
             (State or other jurisdiction of                             (I.R.S. Employer
             incorporation or organization)                              Identification No.)

             800 West Sixth Street,           Los Angeles,       CA                     90017
     ---------------------------------------------------------------------------------------------
                (Address of principal executive offices)                                (Zip Code)
                                                                     (213) 972 - 4172
     Registrant's telephone number, including area code ------------------------------------------
     Securities registered pursuant to Section 12(b) of the Act:

                       Title of each class                         Name of each exchange on which
                                                                              registered

     --------------------------------------------       ------------------------------------------
     --------------------------------------------       ------------------------------------------

                                Securities pursuant to Section 12(g) of the Act:
                                          Common Stock, No Par Value
     ---------------------------------------------------------------------------------------------
                                               (Title of class)

     ---------------------------------------------------------------------------------------------
                                               (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [ X ] Yes     [  ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).
     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

  APPLICABLE ONLY TO REGISTRANT INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                 [  ] Yes       [  ] No

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
             13,665,098 shares outstanding as of February 28, 1999.

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


Documents Incorporated by Reference                                      Part of Form 10-K Into Which Incorporated
-----------------------------------                                      ---------------------------------------

1998 Annual Report to Shareholders                                       Part II Items 6,7 and 8 and Part IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders
Filed within 120 days of the fiscal
Year ended December 31, 1998                                             Part III

                          Exhibit Index on Pages 32-34

                                   FORM 10-K
                                   ---------

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                  -------------------------------------------

                                                                  Page in         Incorporation
PART I                                                             10-K           by Reference
                                                                   ----           ------------
 Item 1.    Business...........................................      4
              General..........................................      4
              Lending Activities...............................      4
              Competition......................................      5
              Subsidiaries.....................................      5
              Supervision and Regulation.......................      6
              Employees........................................     22
 Item 2.    Properties.........................................     22
 Item 3.    Legal Proceedings..................................     23
 Item 4.    Submission of Matters to a Vote of
              Security Holders.................................     23
Executive Officers of the Registrant ..........................     23

PART II
 Item 5.    Market for Registrant's Common Equity
            and Related Security Holder Matters................     25
 Item 6.    Selected Financial Data............................     26            1998 Annual Report
 Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.........................................     27            1998 Annual Report
 Item 8.    Financial Statements and Supplementary
            Data...............................................     27            1998 Annual Report
 Item 9.    Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure.........................................     27

PART III

 Item 10.   Directors and Executive Officers of the
            Registrant.........................................     28            1999 Proxy Statement
 Item 11.   Executive Compensation.............................     28            1999 Proxy Statement
 Item 12.   Security Ownership of Certain Beneficial
            Owners and Management..............................     28            1999 Proxy Statement

  Item 13.  Certain Relationships and Related
            Transactions.......................................     28            1999 Proxy Statement

PART IV

 Item 14.   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K............................     29            1998 Annual Report

SIGNATURES.....................................................     30
EXHIBIT INDEX..................................................     32

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

     The Bank has conducted the business of a commercial bank since it commenced operations. The Bank is a community bank that serves individuals and small to medium-sized businesses through sixteen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas and two loan production offices, one located in Bellevue, Washington and one in New York, New York. The Bank has an operations center in Rosemead and has branches located in downtown Los Angeles, Monterey Park, Torrance, Artesia, Alhambra, City of Industry, Irvine, San Diego, Arcadia, Diamond Bar, Northridge, Orange, Cupertino, San Mateo, Fremont and San Jose. The San Jose branch was opened for business in February, 1998.

     The loan production offices have been established primarily to develop loans on behalf of the Bank and to act as the liaison between customers and the Bank in coordinating other banking services.

     The Bank offers a variety of banking services to its customers, including accepting checking, savings and time deposits; making secured and unsecured loans; offering traveler's checks, safe deposit boxes, credit cards and other fee-based services; and providing international trade-related services. Escrow services offered through its subsidiary, Southern Counties Escrow, were discontinued in the first quarter of 1999 commensurate with the decision to cease doing business as an escrow agent.


Lending Activities
------------------

     The Bank's primary emphasis is on commercial and real estate lending, real estate construction lending, and, to a lesser extent, SBA lending.

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

     The Bank maintains a SBA lending division to provide loans for small to medium-sized businesses under the Small Business Administration 7-A guarantee program. Loans range from $50,000 to $1,000,000 with maturities from 7 to 25 years. As of December 31, 1998, the Bank's SBA servicing portfolio was approximately $45 million.

Competition
-----------

     The Bank actively competes for deposits and loans with other banks and financial institutions located in its service area. Interest rates, customer service and legal lending limits are the principal competitive factors, and increasing deregulation of financial institutions has expanded competition. In order to compete with other financial institutions in its service area, the Bank relies principally upon providing quality service to its customers, personal contact by its officers, directors and employees, and local promotional activity. Competitors presently include banks serving the Asian population in Southern and Northern California, as well as major banks with extensive branch systems operating over a wide geographic area. Many of the banks have greater financial resources and facilities than the Bank and many offer certain services, such as trust services, not currently offered by the Bank.

Subsidiaries
------------

Bank Subsidiaries
-----------------

     GBC Investment & Consulting Company, Inc., a wholly-owned subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis. An office was established in Taipei, Taiwan to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries. As of and for the year ended December 31, 1998, GBC Investment & Consulting Company, Inc. reported total assets of $20,000, and a net loss of $44,000.

     GBC Leasing Company, Inc. is the Bank's leasing subsidiary. The Bank owns 90% of the voting stock of this company which was formed to acquire various assets, such as equipment on lease, promissory notes and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property, described in Section 351 of the Internal

Revenue Code of 1986, as amended. As of and for the year ended December 31, 1998, GBC Leasing Company, Inc. reported total assets of $746,000, and a net loss of $66,000.

     As of December 31, 1998, Southern Counties Escrow, a wholly owned subsidiary of the Bank, reported total assets of $321,000 and net income of $66,000. During the first quarter of 1999, the Board of Directors of Southern Counties Escrow determined it was in its best interests to cease doing business as an escrow agent, and it entered into a contract to transfer existing escrow files to a third party. Accordingly, it was resolved to take action to surrender the escrow agent license to the applicable regulatory agency.

     GBC Insurance Services, Inc. is a wholly-owned subsidiary of the Bank and operates exclusively as a full service insurance agent/broker to provide additional financial service to the Bank's customers. In August, 1997, the business of GBC Insurance Services, Inc. was transferred to a division of General Bank. Accordingly, the insurance subsidiary is in an inactive status and will be formally dissolved in the future.

Holding Company Subsidiaries
----------------------------

     In addition to its wholly-owned bank subsidiary, the Company owns all of the outstanding stock of GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold stock warrants received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions. As of, and for the year ended, December 31, 1998, GBC Venture Capital, Inc., reported total assets of $1,419,000 and net income of $48,000.

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

     The BHC Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted unless such acquisition is expressly authorized by statutes of the state in which the bank to be acquired is located. Legislation adopted in California permits out-of-state bank holding companies to acquire California banks. See "Effect of Governmental Policies and Recent Legislation" later in this section.

     The BHC Act and regulations of the Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

     On September 17, 1998, the Board of Directors authorized a stock repurchase program of up to 1.4 million shares of its common stock at prevailing market prices from time to time, provided: (i) such repurchases are made pursuant to Rule 10b-18 issued by the Securities and Exchange Commission under the Securities Exchange Act of 1934 and (ii) at the time of any such repurchase, the Company qualifies for the exception for well-capitalized bank holding companies in Regulation Y of the Federal Reserve Board and meets the test for distribution under the California General Corporation Law.

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

General Bank (the "Bank")
-------------------------

     Banks are extensively regulated under both federal and state law. The Bank, a California state-chartered bank, is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation (the "FDIC").

     The Bank is insured by the FDIC up to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, is subject to the rules and regulations of the FDIC. The Bank, while not a member of the Federal Reserve System, is subject to certain regulations of the Board.

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

     Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank in any other affiliate is limited to 10 percent of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20 percent of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act ("FDICIA").

Potential Actions
-----------------

Commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the Board, the FDIC and the Commissioner of the DFI for unsafe or unsound practices in conducting their business or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of FDICIA.

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

Federal Deposit Insurance Corporation Improvement Act of  1991
--------------------------------------------------------------

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

     The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

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

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions, and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

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

     With respect to the leverage ratio requirements for bank holding companies, in June 1998 the Board amended its Regulation Y to provide that the minimum Tier 1 leverage ratio for the most highly-rated bank holding companies, as well as those that have adopted the Board's market risk capital rule, is 3 percent, with the minimum leverage ratio for all other bank holding companies being 4 percent. The Board's adoption of this rule stemmed in large part from an interagency effort among the various regulatory agencies responsible for regulating financial institutions to streamline capital standards pursuant to section 303 of the Riegle Community Development and Regulatory Improvement Act of 1994.
Work is currently in progress to complete a final rule for banks.

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

     Tier 2 capital may consist of: (i) the allowance for possible loan and lease losses in an amount up to 1.25 percent of risk-weighted assets; (ii) perpetual preferred stock, cumulative perpetual preferred stock and long-term stock and related surplus; (iii) hybrid capital (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50 percent of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

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

     The regulatory Capital Guidelines as well as the actual regulatory capitalization for the Company and the Bank as of December 31, 1998 follow:

                                                                       Minimum                  Well
                           GBC                  General               Regulatory            Capitalized
                         Bancorp                  Bank               Requirements           Requirements
-----------------------------------------------------------------------------------------------------------
Tier 1                   11.06%                 10.77%               4%                     6%
Total                    14.98%                 12.02%               8%                    10%
Leverage Ratio           9.75%                  9.49%                4%                     5%

     As of December 31, 1998, both the Company and the Bank are considered well capitalized.

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

     The FDIC has implemented a final risk-based assessment system, as required by FDICIA, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF's members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were
0.023 percent of deposits. In September 1995, the FDIC lowered assessments from their rates of $0.23 to $0.31 per $100 of insured deposits to rates of $0.04 to $0.31, depending on the condition of the bank, as a result of the recapitalization of BIF. In November of the same year, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996.
Other banks will be charged risk-based premiums up to $0.27 per $100 of deposits. The Bank, being considered well capitalized, made zero payment as FDIC insurance premium for the year ended December 31, 1998,

     The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law required savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. For 1998, the cost to the Bank was 1.2 cents per $100 of deposits. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge BIF and SAIF by 1999 but not until the bank and savings and loan charters are combined. The new law requires the Treasury Department to deliver to Congress comments and recommendations on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Bank can not currently be accurately predicted.

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

Proposed Legislation
--------------------

     In May 1998 the House of Representatives passed H.R. 10, comprehensive bank reform legislation meant to break down barriers between banking, securities and insurance established pursuant to Glass-Steagall Act restrictions first enacted in the 1930s. H.R. 10 was reintroduced in January 1999 as the Financial Services Act of 1999, but the future of the reform effort represented by such proposed legislation is uncertain. Any such future legislation, however, may have a material effect on the business of the Company and its subsidiaries.

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

Employees
---------

     As of December 31, 1998, the Bank had approximately 330 full-time equivalent employees. None of the employees are represented by labor unions. Benefit programs are available to eligible employees and include, among others, group medical-dental plans, paid sick leave, paid vacation, and a 401(k) plan.

Item 2  Properties

     GBC Bancorp shares common quarters with General Bank at 800 West 6th Street, Los Angeles, California 90017. The Bank leases approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 1998, the monthly base rent for the facility is $33,319 and is payable to the lessor, Capital & Counties, USA, Inc. The monthly base rent is subject to change on specified dates during the 15-year initial lease term pursuant to the lease agreement.

     As of December 31, 1998, the Bank operated full-service branches at fifteen leased locations (including the 800 West 6th street, Los Angeles location which houses the downtown branch of the Bank) and one location where it owns the building and land. In addition, the Bank has certain operating and administrative departments and subsidiaries located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space. The net book value of the two owned facilities (building and land) as of December 31, 1998, was $2,296,000. Expiration dates of the Bank's leases range from September, 1999 to February, 2009. All the Bank's full-service branches are located in California and all but four are in the Southern California area.

Item 3  Legal Proceedings

     In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on the financial condition or the operations of the Company.

Item 4  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1998, no matters were submitted to a vote of the Company's security holders.

Executive Officers of the Registrant
------------------------------------

     There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers as of December 31, 1998, and their business experience during the prior five years:

                             Age at
                            December
Name                        31, 1998                    Position/Background
-------------------         --------       ------------------------------------------------

Li-Pei Wu..........            64          From May 1982 to present, Chief Executive
                                           Officer and from June 1984 to present, also
                                           Chairman of the Board of Bancorp and General
                                           Bank. President of Bancorp and General Bank
                                           from May 1982 to March 1998.

Peter Wu...........            50          From 1979 to March 1998, Executive Vice
                                           President and since January 1995, also Chief
                                           Operating Officer, of General Bank; from 1981
                                           to March 1998, Executive Vice President of
                                           Bancorp. Elected President and Chief Operating
                                           Officer of Bancorp and General Bank in March
                                           1998. Presently also Secretary of Bancorp and
                                           General Bank.

Peter Lowe.........            57          Executive Vice President and Chief Financial
                                           Officer of the Company and the Bank since 1994;
                                           prior thereto, Executive Vice President and
                                           Chief Financial Officer of Manufacturers Bank
                                           from 1990 to 1993.



Domenic Massei.....            54          Executive Vice President of the Bank since
                                           February 1999, Senior Vice President of
                                           Operations Administration of the Bank from 1989
                                           to February 1999.

William Adams...               53          Senior Vice President, Strategic Development
                                           since January 1998. Consultant for Glendale
                                           Federal Bank and Coast Federal Bank from
                                           January 1996 to January 1998. Senior Vice
                                           President, Strategic Planning and Marketing for
                                           First Executive Corp. from July 1990 to
                                           December 1995.

Eddie Chang........            43          Senior Vice President and Manager of the Real
                                           Estate Department since January 1996.  From
                                           July 1995 to January 1996 Manager of the Real
                                           Estate Department.  From July 1994 to July 1995
                                           self-employed.  From 1992 to July 1994, Senior
                                           Vice President and Manager of the Real Estate
                                           Department.

Gloria Chen........            56          Senior Vice President and Relationship Manager
                                           in the Corporate Lending Department since May
                                           1997; prior thereto, Senior Vice President and
                                           Manager of the International Department at
                                           Preferred Bank from 1992 to 1997.

Ming Lin Chen....              38          Senior Vice President and Manager of
                                           International Banking Department since July
                                           1998.  From February 1997 to June 1998, Manager
                                           of SBA Loan Department and Residential Mortgage
                                           Department. Prior thereto, Marketing Director
                                           of the Bank since 1991.

Sue Lai............            46          Senior Vice President of the Corporate Lending
                                           Department since April 1997. Manager of the
                                           Corporate Lending Department since 1994. In
                                           various capacities with the Bank since 1991.

Johnny Lee.........            36          Senior Vice President and Regional Manager of
                                           the Northern California Region since April
                                           1997. In various positions with the Bank since
                                           1990.


Gerard Lob.........            51          Senior Vice President and Manager of the New
                                           York loan production office since December
                                           1997.  Manager of Trade Finance at Standard
                                           Chartered Bank from 1991 to 1997.

Richard Voake......            58          Senior Vice President and Credit Administrator
                                           of the Bank since 1994, Vice President and
                                           Manager of Corporate Credit Examination from
                                           1992 to 1994.

Carl Maier.........            58          Vice President and Controller of the Bank since
                                           July 1993.

                                    PART II
                                    -------

Item 5 Market for the Registrant's Common Equity and Related Security Holder Matters

Market Information
------------------

     The common stock of the Company has been traded in the NASDAQ National Market under the symbol GBCB since November 24, 1987.

     The market makers for GBC Bancorp are: Herzog, Heine, Geduld, Inc., Hoefer & Arnett; Keefe, Bruyette & Woods, Inc.; Oppenheimer & Co.; Pacific Crest; and Wedbush Morgan Securities.

     The high and low last sale or bid prices for each quarter of the years 1998 and 1997, as reported by the NASDAQ, are as follows:

                             First              Second               Third               Fourth
1998:                       Quarter             Quarter             Quarter              Quarter
-----                       -------             -------             -------              -------
     High                   $33.50              $33.06               $26.38              $29.06
     Low                    $26.50              $24.75               $19.00              $20.25

                             First              Second               Third               Fourth
1997:                       Quarter             Quarter             Quarter              Quarter
-----                       -------             -------             -------              -------
     High                   $18.07              $20.50               $24.50              $31.88
     Low                    $13.63              $15.38               $20.50              $24.94

     Where applicable the high and low last sale or bid prices have been adjusted to reflect the two for one split of stock to shareholders of record on April 30, 1998 and issued and distributed on May 15, 1998.

Holders
-------

     As of February 28, 1999, there were 274 holders of record of the Company's common stock according to the records of the Company's transfer agent.

Dividend
--------

     Cash dividends per share were declared during the most recent two years as per the following table:

                    First            Second           Third            Fourth           Annual
                   Quarter          Quarter          Quarter          Quarter           Total
                   -------          -------          -------          -------           ------
    1998           $0.075           $0.075           $0.075           $0.075            $0.30
    1997           $ 0.06           $ 0.06           $ 0.06           $ 0.06            $0.24

     Where applicable the cash dividends per share have been adjusted to reflect the two for one split of stock to shareholders of record on April 30, 1998, and issued and distributed on May 15, 1998.

     The Company's subsidiary, General Bank, is limited in the payment of dividends by the Financial Code of the State of California which provides that dividends in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 1998, approximately $49.8 million of undivided profits of the Bank are available for dividends to the Company, subject to the subordinated debt covenant restrictions.

Item 6  Selected Financial Data

     The selected financial data on page 36 of the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations on pages 13 through 35 of the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference.

Item 8  Financial Statements and Supplementary Data

     The consolidated financial statements of GBC Bancorp and its subsidiaries, together with the report thereon of Deloitte & Touche LLP, on pages 37 through 65 of the Company's 1998 Annual Report to Shareholders, are hereby incorporated by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On October 22, 1998, GBC Bancorp filed a Form 8-K, reporting under item 4, Changes in Registrant's Certifying Accountant. KPMG Peat Marwick, LLP ("KPMG") was previously the principal accountants for GBC Bancorp. On October 22, 1998, KPMG's appointment as principal accountants was terminated. The Company decided to appoint, and the Board of Directors approved the appointment of Deloitte & Touche LLP to act as the Company's independent auditors for the fiscal year ending December 31, 1998.

     The reports of KPMG on the Company's consolidated financial statements for the years ended December 31, 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     For each of the years in the two year period ended December 31, 1997, and during the subsequent period from January 1, 1998 through October 22, 1998, there were no "Disagreements" (as such term is defined under the Federal Securities laws) with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which Disagreements, if not resolved to the satisfaction of KPMG, would have caused that firm to make reference to the subject matter of the Disagreement in connection with their reports.

                                    PART III
                                    --------

Item 10  Directors and Executive Officers of the Registrant

Directors of the Registrant
---------------------------

     The information relating to directors of the Company under the caption "Election of Directors" appearing on page 4 of the Company's Definitive Proxy Statement, dated March 22, 1999, relating to the annual meeting of shareholders to be held on April 22, 1999, is hereby incorporated by reference.

Item 11  Executive Compensation

     The information regarding executive compensation under the caption "Executive Compensation" appearing on pages 10 through 16 of the Company's Definitive Proxy Statement dated March 22, 1999, for the annual meeting of shareholders to be held on April 22, 1999, is hereby incorporated by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management

     The information regarding the security ownership of certain beneficial owners and management under the caption "Shareholdings of Certain Beneficial Owners and Management" appearing on pages 2 through 3 of the Company's Definitive Proxy Statement, dated March 22, 1999, for the annual meeting of shareholders to be held on April 22, 1999, is hereby incorporated by reference.

Item 13  Certain Relationships and Related Transactions

     The information regarding certain relationships and related transactions under the caption "Certain Transactions" appearing on page 18 of the Company's Definitive Proxy Statement dated March 22, 1999, for the annual meeting of shareholders to be held on April 22, 1999, is hereby incorporated by reference.

                                    PART IV
                                    -------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules

                                                              Page in Annual Report
                                                                to   Shareholders
                                                             -----------------------

GBC Bancorp and subsidiaries:
Independent Auditors' Report..............................           Page 65

Consolidated Balance Sheets as of December 31, 1998 and
 1997.....................................................           Page 37

Consolidated Statements of Income for the Years Ended
 December 31, 1998, 1997 and 1996.........................           Page 38

Consolidated Statements of Changes in Stockholders'
 Equity for the Years Ended December 31, 1998, 1997 and
 1996.....................................................           Page 39

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997 and 1996.........................           Page 40

Notes to Consolidated Financial Statements................         Pages 41-64

     All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

(a)(3) Exhibit Index

(b) Reports on Form 8-K:

      1. Item 4. Changes in Registrant's Certifying Accountant, dated October 22, 1998
      2.      Item 5. Other Events, dated February 19, 1998
      3. Item 5. Other Events, (Amendment) dated March 19, 1998 for February 19, 1998

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GBC Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  GBC BANCORP

s/  Li-Pei Wu                                 s/  Peter Lowe
   -----------------------                       ------------------------
by: Li-Pei Wu,                                by: Peter Lowe,
Chairman and Chief Executive Officer          Executive Vice President and Chief
                                              Financial Officer

Date:    03-18-99                             Date:    03-24-99
     ------------------                             ----------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/ Helen Chen                                 Date:   03-18-99
   -----------------                               ----------------
Helen Chen, Director

s/ Thomas C. T. Chiu                          Date:   03-18-99
   -----------------                               ----------------
Thomas C. T. Chiu, Director

s/ Chuang-I Lin                               Date:   03-18-99
   -----------------                               ----------------
Chuang-I Lin, Director

s/ Ko-Yen Lin                                 Date:   03-18-99
   -----------------                               ----------------
Ko-Yen Lin, Director

s/ Ting Y. Liu                                Date:   03-18-99
   -----------------                               ----------------
Ting Y. Liu, Director

s/ John Wang                                  Date:   03-18-99
   -----------------                               ----------------
John Wang, Director

s/                                            Date:
   -----------------                               ----------------
Kenneth C. Wang, Director

s/ Chien-Te Wu                                Date:   03-18-99
   -----------------                               ----------------
Chien-Te Wu, Director
s/ Julian Wu                                  Date:   03-18-99
   -----------------                               ----------------
Julian Wu, Director

s/ Li-Pei Wu                                  Date:   03-18-99
   -----------------                               ----------------
Li-Pei Wu , Director

s/ Peter Wu                                   Date:   03-18-99
   -----------------                               ----------------
Peter Wu, Director

s/ Ping C. Wu                                 Date:   03-18-99
   -----------------                               ----------------
Ping C. Wu, Director

s/                                            Date:
   -----------------                               ----------------
Walter Wu, Director

s/ Chin-Liang Yen                             Date:   03-18-99
   -----------------                               ----------------
Chin-Liang Yen, Director

                                 EXHIBIT INDEX
                                 -------------


 Exhibit                                                                                Page
 Number                                 Description                                    Number
 -------                                -----------                                    -----
      3.1   Articles of Incorporation, as amended (incorporated herein by this reference to Exhibit 3.1 on the Company's Form 8 to the Company's
            Annual Report on Form 10-K for year ended December 31, 1987; and to
            Exhibit 3.1 on the Company's Quarterly Report on form 10-Q for the
            quarter ended June 30, 1988)                                                  --
      3.2   Bylaws (incorporated herein by this reference to Exhibit 3.2 on the
            Company's Form 8 to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1987)                                             --
      3.3   Amendment to bylaws of GBC Bancorp (incorporated herein by this reference to Exhibit 3.3 on the Company's Form 10-K for the year
            ended December 31, 1991)                                                      --
     10.1   Lease for ground floor space at 23326 Hawthorne Boulevard, Suite
            100, Torrance, California (incorporated herein by this reference to
            Exhibit 10.2 on the Company's Form 8 to the Company's Annual Report
            on Form 10-K for the year ended December 31, 1987)                            --
     10.2   Lease for ground floor space at 1420 East Valley Boulevard.,
            Alhambra, California (incorporated herein by this reference to
            Exhibit 10.6 on the Company's Form 8 to the Company's Annual Report
            on Form 10-K for the year ended December 31, 1987)                            --
     10.3   Lease for ground floor space at 17271 Gale Ave., City of Industry,
            California (incorporated herein by this reference to Exhibit 10.7
            on the Company's Form 10-K for the year ended December 31, 1988)              --
     10.4   1988 Stock Option Plan (incorporated herein by this reference to
            Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1988)                                                  --
     10.5   Lease for ground floor space at 4010 Barranca Parkway, Irvine,
            California (incorporated herein by this reference to Exhibit 10.11
            on the Company's Form 10-K for the year ended December 31, 1989)              --
     10.6   Lease for ground floor space at 4688 Convoy Street, San Diego,
            California (incorporated herein by this reference to Exhibit 10.12
            on the Company's Form 10-K for the year ended December 31, 1989)              --
     10.7   Lease for ground floor space at 701 S. Atlantic Boulevard, Monterey
            Park, California (incorporated herein by this reference to Exhibit
            10.13 on the Company's Form 10-K for the year ended December 31,
            1990)                                                                         --
     10.8   Lease for ground floor space at 2783 S. Diamond Bar Boulevard,
            Suite 8-B, Diamond Bar, California (incorporated herein by this reference to Exhibit 10.11 on the Company's Form 10-K for the year
            ended December 31, 1991)                                                      --

     10.9   Employment Agreement among the Company, the Bank and Li-Pei Wu, dated as of December 19, 1991 (incorporated herein by this reference to Exhibit 10.12 on the Company's Form 10-K for the year
            ended December 31, 1991)                                                      --
    10.10   Non-Qualified Stock Option Agreement between the Company and Li-Pei
            Wu, dated as of December 19, 1991, relating to the grant of stock options under the Company's 1988 stock option plan (incorporated herein by this reference to Exhibit 10.13 on the Company's Form
            10-K for the year ended December 31, 1991)                                    --
    10.11   Board of Directors resolutions adopted on February 6, 1992, with respect to the GBC Bancorp Amended and Restated 1988 Stock Option
            Plan, which, among other things, authorize the grant of incentive stock options, eliminate certain limitations on the vesting and exercisability, and increase the maximum number of shares that may be issued thereunder (incorporated herein by this reference to
            Exhibit 10.14 on the Company's Form 10-K for the year ended
            December 31, 1991)                                                            --
    10.12   GBC Bancorp Amended and Restated 1988 Stock Option Plan, as Exhibit
            28.1 to Form S-8 Registration Statement filed with the Securities and Exchange commission on April 22, 1992, Registration Number:
            33-47452 (incorporated herein by this reference to Exhibit 10.15 on
            the Company's Form 10-K for the year ended December 31, 1992)                 --
    10.13   Lease for ground floor space at 1139 West Huntington Drive,
            Arcadia, California (incorporated herein by this reference to
            Exhibit 10.16 on the Company's Form 10-K for the year ended                   --
            December 31, 1993)
    10.14   Lease for ground floor space at 2263 N. Tustin Avenue, Orange,
            California (incorporated herein by this reference to Exhibit 10.17
            on the Company's Form 10-K for the year ended December 31, 1993)              --
    10.15   Lease for office building space for ground and second floors and
            14th and 15th floors located at 800 West 6th Street, Los Angeles,
            California (incorporated herein by this reference to Exhibit 10.19
            on the Company's Form 10-K for the year ended December 31, 1993)              --
    10.16   Sublease for ground floor office building space at 1420 East Valley
            Boulevard, Alhambra, California (incorporated herein by this reference to Exhibit 10.21 on the Company's Form 10-K for the year
            ended December 31, 1994)                                                      --
    10.17   Addendum to standard office lease at 4010 Barranca Parkway, Irvine,
            California (incorporated herein by this reference to Exhibit 10.22
            on the Company's Form 10-K for the year ended December 31, 1994)              --
    10.18   Lease for ground floor office building space at 9045 Corbin Avenue,
            Northridge, California  (incorporated herein by this reference to
            Exhibit 10.23 on the Company's Form 10-K for the year ended
            December 31, 1994)                                                            --

    10.19   Lease for office building space on first and second floors located at 10001 N. De Anza Boulevard, Cupertino, California  (incorporated herein by this reference to Exhibit 10.24 on the Company's Form
            10-K for the year ended December 31, 1994)                                    --
    10.20   Lease agreement for office building space on ground floor located at 520 South El Camino Real, San Mateo, California  (incorporated herein by this reference to Exhibit 10.25 on the Company's Form
            10-K for the year ended December 31, 1994)                                    --
    10.21   Lease agreement for office building space on ground floor located at 47000 Warm Springs Boulevard, Fremont, California  (incorporated herein by this reference to Exhibit 10.26 on the Company's Form
            10-K for the year ended December 31, 1994)                                    --
    10.22   Purchase, Assignment and Assumption Agreement 615 dated as of
            December 1,1996 between Gaucho-1 Inc. and General Bank and the related Assignment and Assumption Agreement 615 dated December 27,
            1996 between the same parties (incorporated herein by this reference to Exhibit 10.22 on the Company's Form 10-K for the year
            ended December 31, 1996)                                                      --
    10.23   Purchase Assignment and Assumption Agreement dated as of December
            1, 1997 between RGL-2 Corporation and General Bank (incorporated herein by this reference to Exhibit 10.23, on the Company's Form
            10-K for the year ended December 31, 1997)                                    --
    10.24   Employment Agreement among the Company, the Bank and Li-Pei Wu,
            dated February 19, 1998, (incorporated herein by this reference to            --
            Exhibit 10 on the Company's Form 8-K dated February 19, 1998 previously filed with the Commission.)
    10.25   Amendment to Employment Agreement among the Company, the Bank and
            Li-Pei Wu, dated March 19, 1998, (incorporated herein by this                 --
            reference to Exhibit 10.1 on the Company's Form 8-K (Amendment)
            dated March 23, 1998 previously filed with the Commission.)
       11   Computation of Per Share Earnings                                            pp.
       12   Computation of Ratios                                                        pp.
       13   Annual Report to Shareholders                                                pp.
       21   Subsidiaries of GBC Bancorp                                                  pp.
       27   Financial Data Schedule                                                      pp.