Form 10-Q
period 1999-03-31
GBC BANCORP
filed 1999-05-14
CIK 351710

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q
            Quarterly Report under Section 13 or 15(d)
              of The Securities Exchange Act of 1934


For the Quarter Ended March 31, 1999 Commission file number 0-16213
                      --------------                        -------

                        GBC BANCORP
--------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                                  95-3586596
--------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

  800 West 6th Street, Los Angeles,         California      90017
--------------------------------------------------------------------
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code   213/972-4172
--------------------------------------------------------------------
Former name address and former fiscal year, if changed since last report.


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No
     ---------     ---------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Common stock, no par value, 13,327,998 shares issued and outstanding as of March 31, 1999.

                        TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION .............................


  Item 1.  Financial Statements ..............................


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............





PART II -  OTHER INFORMATION .................................


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


  Item 3.  Default Upon Senior Securities ....................


  Item 4.  Submission Of Matters To A Vote Of Securities
           Holders ...........................................

  Item 5.  Other Information .................................


  Item 6.  Exhibits And Reports On Form 8-K ..................





PART III-  SIGNATURES ........................................

                     PART I - FINANCIAL INFORMATION

                     GBC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                              March 31,   December 31,
(Dollars In Thousands)                           1999          1998
----------------------------------------------------------------------
ASSETS

Cash and Due From Banks                     $    31,149    $    27,514
Federal Funds Sold and Securities
  Purchased Under Agreements to Resell           40,000        101,000
Securities Available for Sale at Fair
  Value (Amortized Cost of $745,406
  and $721,000 at March 31, 1999 and
  December 31, 1998, Respectively)              747,551        724,172
Securities Held to Maturity (Fair Value
  of $6,033 and $24,677 at March 31, 1999
  and December 31, 1998, Respectively)            6,014         24,616
Loans and Leases                                824,450        788,945
Less: Allowance for Credit Losses               (20,492)       (19,381)
      Deferred Loan Fees                         (5,553)        (5,914)
                                            -----------    -----------
Loans and Leases, Net                           798,405        763,650
Bank Premises and Equipment, Net                  5,474          5,656
Other Real Estate Owned, Net                      5,570          6,885
Due From Customers on Acceptances                 7,684          7,249
Real Estate Held for Investment                   6,702          7,034
Accrued Interest Receivable and Other
  Assets                                         11,755         13,048
                                            -----------    -----------
Total Assets                                $ 1,660,304    $ 1,680,824
                                            ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                     $   153,001    $   149,397
 Interest Bearing Demand                        266,233        280,294
 Savings                                         84,595         81,051
 Time Certificates of Deposit of $100,000
   or More                                      624,144        599,669
 Other Time Deposits                            246,251        270,492
                                            -----------    -----------
Total Deposits                                1,374,224      1,380,903

Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                6,000          -
Borrowings from the Federal Home Loan
  Bank                                           50,000         35,000
Subordinated Debt                                38,908         38,876
Acceptances Outstanding                           7,684          7,249
Accrued Expenses and Other Liabilities           24,004         55,766
                                            -----------    -----------
Total Liabilities                             1,500,820      1,517,794

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
   40,000,000 Shares Authorized ;
   13,327,998 and 13,711,998 shares
   Outstanding at March 31, 1999 and
   December 31,1998, Respectively           $    56,875    $    56,303
 Accumulated Other Comprehensive Income           1,234          1,829
 Retained Earnings                              101,375        104,898
                                            -----------    -----------
Total Stockholders' Equity                      159,484        163,030
                                            -----------    -----------
Total Liabilities and Stockholders'
  Equity                                    $ 1,660,304    $ 1,680,824
                                            ===========    ===========
See Accompanying Notes to Consolidated Financial Statements

                        GBC Bancorp & Subsidiaries
                     Consolidated Statements of Income

                                            For The Three Months Ended
                                                     March 31,
(In Thousands, Except Per Share Data)            1999            1998
----------------------------------------------------------------------

INTEREST INCOME
 Loans and Leases, Including Fees             $ 18,826        $ 16,570
 Securities Available for Sale                  10,890           9,888
 Securities Held to Maturity                       305           1,237
 Federal Funds Sold and Securities
   Purchased under Agreements to Resell          1,132           1,985
 Other                                               1               6
                                              --------        --------
Total Interest Income                           31,154          29,686

INTEREST EXPENSE
 Interest Bearing Demand                         1,635           1,373
 Savings                                           418             648
 Time Certificates of Deposits of
 $100,000 or More                                7,100           7,763
 Other Time Deposits                             2,883           3,059
 Federal Funds Purchased and Securities
   Sold under Repurchase Agreements                 17               4
 Borrowings from the Federal Home Loan
   Bank                                            504              -
 Subordinated Debt                                 870             870
                                              --------        --------
Total Interest Expense                          13,427          13,717

 Net Interest Income                            17,727          15,969
 Provision for Credit Losses                     1,500              -
                                              --------        --------
 Net Interest Income after Provision
   for Credit Losses                            16,227          15,969

NON-INTEREST INCOME
 Service Charges and Commissions                 1,640           1,437
 Gain on Sale of Loans, Net                         99              19
 Other                                             113             317
                                              --------        --------
Total Non-Interest Income                        1,852           1,773

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                  4,472           4,295
 Occupancy Expense                                 763             728
 Furniture and Equipment Expense                   610             485
 Net Other Real Estate Owned Expense                46             312
 Other                                           1,704           1,484
                                              --------        --------
Total Non-Interest Expense                       7,595           7,304

Income before Income Taxes                      10,484          10,438
Provision for Income Taxes                       3,919           3,807
                                              --------        --------
Net Income                                    $  6,565        $  6,631
                                              ========        ========

Earnings Per Share:
 Basic                                        $   0.48        $   0.47
 Diluted                                          0.47            0.46
                                              ========        ========

See Accompanying Notes to Consolidated Financial Statements

                      GBC BANCORP & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands, Except per Share Amounts)

                                                                     Accumulated
                                                                       Other                                Total
                                      Common Stock     Retained     Comprehensive     Comprehensive      Stockholders'
                                     Shares  Amount    Earnings        Income            Income             Equity
                                    -----------------------------------------------------------------------------------
Balance at December 31,1997          13,990 $53,314   $  91,355        $1,654                              $146,323
---------------------------

Comprehensive Income
  Net Income for the year               -      -         28,142            -             $28,142             28,142
 Other Comprehensive Income,                                                           ---------
   Net of Tax
   Net Changes in Securities
   Valuation Allowance                  -      -            -             175                175                175
 Foreign Currency Translation
   Adjustment                                                              -                                     -
                                                                                       ----------
Comprehensive Income                                                                     $28,317
                                                                                         =======
Stock Options Exercised                 187   1,375         -              -                                  1,375
Tax Benefit-Stock
  Options Exercised                     -     1,614         -              -                                  1,614
Stock Repurchase                       (465)            (10,386)                                            (10,386)
Cash Dividend- $30 per Share            -      -         (4,213)           -                                 (4,213)
                                    -------------------------------------------                          -----------
Balance at December 31 ,1998        $13,712 $56,303    $104,898        $1,829                              $163,030
                                    ======= =======    ========        ======                              ========

Comprehensive Income
  Net Income for the Quarter            -      -          6,565            -              $6,565              6,565
                                                                                       ----------
 Other Comprehensive Income,
   Net of Tax
   Net Changes in Securities
   Valuation Allowance                  -      -            -            (595)              (595)              (595)
 Foreign Currency Translation
   Adjustment                                                              -                  -                  -
                                                                                       ----------
Comprehensive Income                                                                      $5,970
                                                                                          ======
Stock Options Exercised                  39     376         -              -                                    376
Tax Benefit-Stock Options               -       196         -              -                                    196
Exercised Stock Repurchase             (423)             (9,088)                                             (9,088)
Cash Dividend-$.075 per Share           -       -        (1,000)           -                                 (1,000)
                                    -------------------------------------------                          -----------
Balance at March 31, 1999            13,328 $56,875    $101,375        $1,234                              $159,484
                                     ====== =======    ========        ======                              ========

Disclosure of Reclassification Amount:
                                                                                      For the Quarter       For the Year
                                                                                      Ended Mar.31,99      Ended Dec.31,98

Net Change of Unrealized Holding Gains (Losses) Arising During Period
Net of Tax Expense(Benefit) of $(433,000) and $172,000 in 1999 and
  1998, Respectively                                                                          $ (596)               $ 237
Less: Reclassification Adjustment for Gains Included in Net Income Net
  of Tax Expense of $0 and $45,000 in 1999 and 1998, Respectively                                  -                  (62)
Net Change of Unrealized Gains on Securities Net of Tax Expense (Benefit)                 -----------         ------------
  of $(433,000) and $127,000 in 1999 and 1998, Respectively.                                  $ (596)               $ 175
                                                                                          ===========         ============



See Accompanying Notes to Consolidated Financial Statements

                                  GBC BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Three Months Ended March 31,
-----------------------------------------------------------------------------------------------
(In Thousands)                                                   1999               1998
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                  $   6,565          $   6,631
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Depreciation                                                      360                313
Net Amortization/(Accretion) of
  Premiums/Discounts on Securities                                159                (83)
Accretion of Discount on Subordinated Notes                        32                 32
Writedown on Real Estate Held for Investment                      332                331
Write-off of Goodwill                                             256                  -
Provision for Credit Losses                                     1,500                  -
Amortization of Deferred Loan Fees                             (1,130)              (710)
Gain on Sale of Loans                                             (99)               (19)
Gain on Sale of Other Real Estate Owned                          (151)               (14)
Proceeds from Sales of Loans Originated for Sale                    -                 19
Net Increase in Accrued Interest
  Receivable and Other Assets                                   1,293              1,744
Net Decrease in Accrued Expenses and Other Liabilities        (31,231)            (2,937)
Other, Net                                                          -                  1
                                                            ----------        -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            $ (22,114)         $   5,308
                                                            ----------        -----------

INVESTING ACTIVITIES:
Purchases of Securities Available for Sale                   (155,697)           (70,947)
Proceeds from Maturities of Securities
  Available for Sale                                          131,087             95,339
Purchases of Securities Held to Maturity                            -            (50,090)
Proceeds from Maturities of Securities
  Held to Maturity                                             18,648             13,933
Net Increase in Loans and Leases                              (35,189)           (34,077)
Proceeds from Sales of Other Real Estate Owned                  1,812                832
Capitalized Costs of Other Real Estate Owned                     (283)                 -
Purchases of Premises and Equipment                              (211)              (257)
                                                            ----------        -----------
NET CASH USED BY INVESTING ACTIVITIES                       $ (39,833)         $ (45,267)
                                                            ----------        -----------

FINANCING ACTIVITIES:
Net Increase/(Decrease) in Demand, Interest
  Bearing Demand and Savings Deposits                         (6,913)             16,853
Net Increase in Time Certificates of Deposits                    234              43,487
Net Increase in Federal Funds Purchased
  and Securities Sold Under Agreements
  to Repurchase                                                6,000                   -
Borrowings from the Federal Home Loan Bank                    15,000                   -
Stock Repurchase Program                                      (9,087)                  -
Cash Dividends Paid                                           (1,028)               (839)
Proceeds from Exercise of Stock Options                          376               1,076
                                                            ---------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   $  4,582           $  60,577
                                                            ---------         ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (57,365)             20,618
Cash and Cash Equivalents at Beginning of Period             128,514             140,519
                                                            --------             -------
Cash and Cash Equivalents at End of Period                  $ 71,149           $ 161,137
                                                            ========           =========

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During This Period for:
 Interest                                                   $ 13,205           $  13,453
 Income Taxes                                                  1,155                 350
                                                            ========           =========
Noncash Investing Activities:
 Loans Transferred to Other Real
   Estate Owned at Fair Value                               $     64           $     151
                                                            ========           =========

See Accompanying Notes to Consolidated Financial Statements

                  GBC Bancorp and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

      In the opinion of management, the unaudited consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of March 31, 1999 and December 31, 1998 and the quarter ended March 31, 1999 and 1998, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. In the opinion of management, the aforementioned consolidated financial statements are in conformity with general accepted accounting principles.


Earnings Per Share
------------------

      Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share for the three months ended March 31, 1998 have been restated to reflect a 2 for 1 stock split to shareholders of record on April 30, 1998 and issued and distributed on May 15, 1998.


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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

OVERVIEW
--------

      For the quarter ended March 31, 1999, net income totaled $6,565,000, or $0.47 diluted earnings per share, compared to $6,631,000, or $0.46 diluted earnings per share for the first quarter of 1998. The 1998 earnings per share reflect the 2 for 1 split of the stock to shareholders of record on April 30, 1998 and issued and distributed on May 15, 1998.

      During the first quarter, the Company announced that a borrower with an outstanding loan balance of $31 million informed its subsidiary bank, General Bank (the "Bank"), that it has filed a bankruptcy proceeding. Accordingly, the Bank placed the loan on non-accrual. The loan was for the construction of a casino in Las Vegas, Nevada, and is collateralized by a first trust deed on the building. In addition, the loan is collateralized by second trust deeds on an associated hotel and on an RV park and by a first trust deed on undeveloped land, all of which are also located in Las Vegas, Nevada. There was also a take-out commitment from another financial institution to pay off the loan at the end of construction. A review of the collateral indicates sufficient value to repay the loan's principal balance, together with interest and expenses.

      The $66,000, or 1.0%, decrease in net income from the same period of 1998 was primarily caused by a $1,500,000 provision for credit losses recorded in 1999. For the quarter ended March 31, 1998, there was no provision for credit losses recorded. At quarter-end, an allocation of the allowance for credit losses for the $31 million non-accrual loan was made.

       Substantially all of the remaining construction loans are for the construction of residential properties, and the loans are disbursed in phases as the developers complete and sell portions of the projects. Excluding the casino loan, there are nine real estate lending commitments exceeding $10 million, of which five have loans outstanding in excess of $10 million and the largest such loan is $17 million. There also is a $20 million real estate term loan commitment. In addition, there also are twelve commercial loan lending commitments exceeding $10 million, of which five have loans outstanding exceeding $10 million and the largest such loan is $21 million. The risk potential of loans is a function of many factors, including the type and amount of collateral associated with the loan, in addition to the amount of the loan outstanding.

      The annualized return on average assets ("ROA") for the Company was 1.59% and 1.75% for the quarter ended March 31, 1999 and 1998, respectively. The annualized return on average stockholders' equity ("ROE") for the quarter ended March 31, 1999 and 1998 was 16.3% and 17.8%, respectively.


RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------

      For the quarter ended March 31, 1999 and 1998, net interest income before the provision for credit losses was $17,727,000 and $15,969,000, respectively, representing an increase of $1,758,000, or 11.0%. The components explaining this increase are discussed below.

Interest Income
---------------

      Total interest income for the quarter ended March 31, 1999 was $31,154,000 compared to $29,686,000 for the corresponding period of a year ago. The increase of $1,468,000, or 4.9%, was due to an increase of average earning assets. For the quarter ended March 31, 1999 and 1998, average earning assets were $1,627 million and $1,476 million, respectively, representing a $151 million, or 10.2%, growth. The impact of the growth of average earning assets was partially offset by a decrease of the yield on earning assets from 8.16% to 7.77%, for the quarter ended March 31, 1998 and 1999, respectively.

      The reduction of the yield is due to decreases of the yield on all interest-earning categories, primary among which was an 88-
basis  decline  of  the yield on loans and leases.   The  average
prime rate of interest during the quarter ended March 31, 1999 and 1998 was 7.75% and 8.50%, respectively. The reduced yields on all categories of earning assets was partially offset by the increase of average loans and leases, the highest yielding earning assets, as a percent of total average earning assets. For the quarter ended March 31, 1999 and 1998, average loans and leases represented 49.7% and 44.1%, respectively, of total average earning assets.

Interest Expense
----------------

      Total interest expense for the quarter ended March 31, 1999 was $13,427,000 compared to $13,717,000 for the corresponding period of a year ago. The decrease of $290,000, or 2.1%, was due to the decline of the cost of funds from 4.59% for the quarter ended March 31, 1998 to 4.13% for the quarter ended March 31, 1999. The rates paid on all categories of deposit products decreased with the largest impact in time certificates of deposit of $100,000 or more which declined 61-basis points from 5.28% to 4.67%. The result of the above was a 49-basis point decrease in the rates paid on interest-bearing deposits. For the quarter ended as indicated, average balance and rates paid for the deposit categories were as follows:

                                For  the Quarter Ended  March 31,
(Dollars in Thousands)                        1999         1998
-----------------------------------------------------------------

Interest-bearing demand
  - Average balance                     $  281,950   $  232,803
Rate                                         2.35%        2.39%

Savings - Average  balance                  79,379       95,070
Rate                                         2.14%        2.76%

Time certificates of deposit
  of  $100,000 or more -
  Average balance                          616,412      595,894
Rate                                         4.67%        5.28%

Other time deposits -
  Average balance                          257,443      249,417
Rate                                         4.54%        4.97%


      The impact on interest expense of the rate reduction of the cost of funds was partially offset by an increase of the average interest-bearing liabilities. For the quarter ended March 31, 1999 and 1998 average interest-bearing liabilities were $1,317.8 million and $1,212.3 million, respectively, an increase of $105.5 million, or 8.7%. Included in this increase was $42.4 million of advances with the Federal Home Loan Bank of San Francisco.

      The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, increased to 3.64% for the quarter ended March 31, 1999 from 3.57% for the corresponding period of a year ago. The increase is primarily due to the reduced cost of funds as explained above.

       The net interest margin, defined as the annualized difference between interest income and interest expense divided by average interest earning assets, increased to 4.42% for the quarter ended March 31, 1999, from 4.39% for the corresponding period of a year ago.


Provision for Credit Losses
---------------------------

      For the quarter ended March 31, 1999, the provision for credit losses was $1,500,000. For the quarter ended March 31, 1998, there was no provision for credit losses.

      At quarter end, the Company made an allocation of the allowance for credit losses for the $31 million construction loan placed on non-accrual in the first quarter and discussed above. Although the Company anticipates the full recapture of principal, interest and estimated expenses, it cannot determine the timing of the liquidation of the assets nor the actual values at that time.

      For the quarter ended March 31,1999 and 1998, net charge-offs were $389,000 and $928,000, respectively.

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


Non-Interest Income
-------------------

      Non-interest income for the quarter ended March 31, 1999 totaled $1,852,000 compared to $1,773,000 for the same period ended March 31, 1998. The net increase of $79,000, or 4.5%, was primarily attributable to an increase in service charges and commissions due mainly to increases of commissions on both standby and commercial letters of credit. There was a reduction in other income in the current quarter, as compared to the first quarter of 1998, due primarily to the closure of the Bank's escrow subsidiary.


Non-Interest Expense
--------------------

      Non-interest expense for the quarter ended March 31, 1999, totaled $7,595,000, a $291,000, or 4.0%, increase over the $7,304,000 recorded in the same period of 1998. Included in other expense, which increased $220,000 for the first quarter, was a $256,000 write-off of the intangible asset associated with the Bank's escrow subsidiary. The assets of this subsidiary were sold to a third party.

       For the quarter ended March 31,1999, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, declined to 38.8%, comparing favorably to 41.2% for the corresponding period of 1998.


Provision for Income Taxes
--------------------------

      For the quarter ended March 31, 1999, the provision for income taxes was $3,919,000, representing 37.4% of pre-tax income. The provision for the quarter ended March 31, 1998 was $3,807,000, representing 36.5% of pre-tax income. The increase of the effective tax rate was primarily responsible for the
$112,000 increase of the tax provision. The increase of the effective tax rate was mainly the result of the expiration on November 30, 1998 of the Los Angeles Revitalization Zone California tax incentive.


FINANCIAL CONDITION
-------------------

      Total assets as of March 31, 1999, were $1,660.3 million representing a $20.5 million, or 1.2%, decrease from total assets of $1,680.8 million as of December 31, 1998. The decline of total assets from December 31, 1998 to March 31, 1999 is primarily due to the settlement in January of $30 million of securities that were traded in December and the continued repurchase of Company stock pursuant to the stock repurchase program. For the quarter ended March 31, 1998, $9.1 million was paid for 423,100 shares. In addition, deposits declined $6.7 million from December 31, 1998 to March 31, 1999 primarily due to $14.1 million decline of interest-bearing demand deposits. Offsetting the above was a $15.0 million increase in borrowings from the FHLB.


Loans
-----

      As of March 31, 1999, total loans and leases were $824.5 million compared to $788.9 million as of December 31, 1998, representing a $35.6 million, or 4.5% increase. All major categories of loans experienced growth during the first quarter of 1999, led by increases of $17.9 million, or 6.8%, in the real estate- conventional portfolio. This increase was primarily the result of five loans totaling $20 million. Each loan is secured by real property collateral with loan to value ratios from 50% to 75%.

     The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:

                            March 31, 1999             December 31, 1998
(In Thousands)                  Amount   Percentage         Amount  Percentage
------------------------------------------------------------------------------
Commercial                    $ 315,448     38.27%        $ 309,198     39.19%
Real Estate -Construction       188,742     22.89%          177,737     22.53%
Real Estate -Conventional       281,809     34.18%          263,869     33.45%
Installment                          29      0.00%               37      0.00%
Other Loans                      22,395      2.72%           22,302      2.83%
Leveraged Leases                 16,027      1.94%           15,802      2.00%
                              ------------------------------------------------
Total                         $ 824,450    100.00%        $ 788,945    100.00%
                              ================================================


      Trade financing loans which are included in commercial loans, declined $8.1 million from December 31, 1998, to $222.4 million as of March 31, 1999. Trade financing loans are made by the Bank's International Division which, in addition to granting loans to finance the import and export of goods between the United Sates and countries in the Pacific Rim, also provides letters of credit and other related services. The Bank does not make loans to foreign banks, foreign government or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis.

       During 1998 and continuing into 1999, significant disruptions to certain financial markets in Asia have continued. Although the Company engages in international trade financing, the majority of the business involves imports and all of the
Company's loans are denominated in U.S. dollars. The primary source of payment for substantially all of the Company's loans is from the cash flow generated from the borrowers' operations, which are located within the United States. There could be adverse financial impacts on individual borrowers as they adjust their businesses to the changes caused by the financial disruption, but at this time, management believes that negative impacts, if any, should not be significant.




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

      The Company has a policy of classifying loans (including impaired loans) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied as principal reduction or reported as recoveries on amounts previously charged-off, in accordance with management's judgment as to the collectability of principal.

      The following table provides information on the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:

---------------------------------------------------------------
(IN THOUSANDS)               March 31, 1999   December 31, 1998
---------------------------------------------------------------

Loans 90 Days or More Past
  Due and Still Accruing       $     569         $     780
Non-accrual Loans                 50,623            20,790
Total Past Due Loans              51,192            21,570
Restructured Loans (on
  Accrual Status)                 10,373            10,440
Total Non-performing and
  Restructured Loans              61,565            32,010
Other Real Estate Owned, Net       5,570             6,885
                             -----------------------------
Total Non-performing Assets    $  67,135         $  38,895
                             ===========         =========

      Total non-performing assets increased from $38.9 million to
$67.1   million  from  December  31,  1998  to  March  31,  1999,
respectively. The $28.2 million or 72.6%, increase was due to the increase of non-accrual loans, discussed below.

Loans 90 Days or More Past Due
------------------------------

      One credit comprises this category which is anticipated to be current in the second quarter.

Non-accrual loans
-----------------

      The $29.8 million or 143.5%, increase of non-accrual loans, is due to the inclusion of a $31 million construction loan for a casino in Las Vegas. The loan is collateralized by a first trust deed on the building, second trust deeds on an associated hotel and on a RV park, and by a first trust deed on undeveloped land. There also was a take-out commitment from another financial institution to pay off the loan at the end of construction. A review of the collateral indicates sufficient value for the full recapture of principal, interest and estimated expenses. However, the Company cannot determine the timing of the liquidation of the assets nor the actual values at that time.

      The following table analyzes the increase in non-accrual loans during the three months ended March 31, 1999:


                Non-Accrual Loans (In Thousands)
        --------------------------------------------
        Balance, December 31, 1998          $20,790
        Add: Loans placed on non-accrual     33,474
        Less: Charge-offs                    (1,075)
              Returned to accrual status       (476)
              Repayments                     (2,026)
              Transfer to OREO                  (64)
        Balance, March 31, 1999              50,623
        --------------------------------------------

      The following table breaks out the Company's non-accrual loans by category as of March 31, 1999 and December 31, 1998:

-------------------------------------------------------------
(IN THOUSANDS)             March 31, 1999   December 31, 1998
-------------------------------------------------------------
Commercial                     $17,885             $19,202
Real Estate-Construction        31,102                 277
Real Estate-Conventional         1,635               1,309
Installment                          1                   2
                               ---------------------------
Total                          $50,623             $20,790
                               =======             =======


Restructured Loans
------------------

      As of March 31, 1999, the balance of restructured loans was $10.4 million, unchanged from the balance as of December 31, 1998. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90
days  past  due  as  to principal and/or interest.   Restructured
loans which are non-accrual loans are not included in the balance of restructured loans. As of March 31, 1999, there were three loans on non-accrual status totaling $667,000. As of March 31, 1999, restructured loans, excluding the three non-accrual loans, consisted of eleven real estate credits, unchanged from year-end 1998. The weighted average yield of the restructured loans as of March 31, 1999 was 9.95%.

      There are no commitments to lend additional funds on any of the restructured loans.


Other Real Estate Owned
-----------------------

      As of March 31, 1999, other real estate owned ("OREO"), net of valuation allowance of $2.0 million, totaled $5.6 million, representing a decrease of $1.3 million, or 18.8%, from the net balance of $6.9 million, net of valuation allowance of $2.0 million, as of December 31, 1998. As of March 31, 1999, OREO consisted of 16 properties of which one is a multi-family condominium project. As of March 31, 1999, the sales of this project have resulted in the repayment of its carrying value. As of December 31, 1998, OREO consisted of 22 properties.

     The OREO properties are all physically located in the Bank's market area. They include single family residences, condominiums, commercial buildings, and land. Nine properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, it will sell the land undeveloped.

      The following table sets forth the Bank's OREO by property type as of the dates indicated:

                                  March 31,     December 31,
------------------------------------------------------------
(In Thousands)                         1999             1998
------------------------------------------------------------
Property Type

Single-Family Residential         $     550        $     752
Condominium                               -              485
Land                                  3,626            3,621
Retail Facilities                     3,394            4,027
Less : Valuation Allowance           (2,000)          (2,000)
                                  --------------------------
Total                             $   5,570        $   6,885
                                  =========        =========


Impaired Loans
--------------

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the dates indicated:

----------------------------------------------------------------------
(IN THOUSANDS)                                  March 31,     Dec. 31,
                                                     1999         1998
----------------------------------------------------------------------

Recorded Investment with Related Allowance        $53,009      $20,746
Recorded Investment with no Related Allowance       1,517        1,519
Total Recorded Investment                          54,526       22,265
Specific Allowance on Impaired Loans                6,816        3,250
----------------------------------------------------------------------



     The increase of the recorded investment of impaired loans is due to the $31 million casino construction loan discussed above.

     The average balance of total recorded investment in impaired loans was $38.4 million for the three months ended March 31, 1999 and $13.5 million for the twelve months ended December 31, 1998.

      For the quarter ended March 31, 1999 and 1998, interest income recognized on impaired loans was $180,000 and $355,000, respectively. Of the amount of interest income recognized during the quarters ended March 31, 1999 and 1998, no interest was recognized under the cash basis method.

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


Allowance for Credit Losses
---------------------------

      As of March 31, 1999, the balance of the allowance for credit losses was $20.5 million, representing 2.49% of outstanding loans and leases. This compares to an allowance for credit losses of $19.4 million as of December 31, 1998, representing 2.46% of outstanding loans and leases. At quarter end, an allocation of the allowance for credit losses for the $31 million non-accrual loan as discussed above was made. Although the Company anticipates the full recapture of principal, interest and estimated expenses, it cannot determine the timing of the liquidation of the assets nor the actual values at that time.

      The  table below summarizes the activity in the   allowance
for credit losses (which amount includes the allowance on impaired loans), for the three-month period ended as indicated:

---------------------------------------------------------------
(IN THOUSANDS)                  March 31, 1999   March 31, 1998
---------------------------------------------------------------

Balance,Beginning of Period            $19,381          $16,776
Provision for Credit Losses              1,500                -
Charge-offs                             (1,056)          (1,099)
Recoveries                                 667              171
Net Charge-offs                           (389)            (928)
Balance,End of Period                  $20,492          $15,848
---------------------------------------------------------------

     As of March 31, 1999, the allowance represents 40.5% of non-accrual loans and 33.3% of non-performing and restructured loans combined. As of December 31, 1998, the allowance represented 93.2% of non-accrual loans and 60.6% of non-performing and restructured loans combined. The decline of these ratios is due to the increase of non-accrual loans as discussed above. The amount of the provision for credit losses is that required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses.

      The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

    This formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk rating of such loans, pools of loans, leases or commitments. Changes in risk rating of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

     - Problem graded loan loss factors represent percentages which have proven accurate over time. Such factors are checked against and supported by migration analysis which tracks loss experience over a five-year period.

     - Pass graded loan loss factors are based on the approximate average annual net charge-off rate over an eight-year period.

     - Pooled loan loss factors (not individually graded loans) are based on probable net charge-offs. Pooled loans are loans and leases that are homogeneous in nature, such as residential mortgage loans and small business loans.

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of March 31, 1999.


Securities
----------

     The Company classifies its securities as held to maturity or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

      Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in accumulated other comprehensive income.

      As  of  March 31, 1999, the Company recorded net unrealized
gains  of $2,145,000 on its available for sale portfolio.   Other
comprehensive income includes $1,243,000, representing the net unrealized gains, net of tax.

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at March 31, 1999 and December 31, 1998 were as follows:



(In Thousands)                                      Gross         Gross
March 31, 1999                       Amortized    Unrealized    Unrealized      Fair
                                       Cost         Gains         Losses        Value
--------------------------------------------------------------------------------------

Securities Held to Maturity
 U.S.Government Agencies             $   5,996       $    19       $    -    $   6,015
 Collateralized Mortgage
   Obligations                              18             -            -           18
                                     -------------------------------------------------
Total Securities Held to Maturity    $   6,014       $    19       $    -    $   6,033
                                     =================================================

Securities Available for Sale
 U.S.Treasuries                          1,851             1            -        1,852
 U.S.Government Agencies                19,388            99            -       19,487
 Mortgage Backed Securities            127,560             -         (211)     127,349
 Corporate Notes                        50,054             -          (75)      49,979
 Collateralized Mortgage Obligations   258,305           460            -      258,765
 Asset Backed Securities               279,858         1,871            -      281,729
 Other Securities                        8,390             -            -        8,390
                                     -------------------------------------------------
Total Securities Available for Sale  $ 745,406       $ 2,431       $ (286)   $ 747,551
                                     =================================================



(In Thousands)                                      Gross         Gross
December 31, 1998                    Amortized    Unrealized    Unrealized      Fair
                                       Cost         Gains         Losses        Value
--------------------------------------------------------------------------------------

Securities Held to Maturity
 U.S. Government Aencies             $  24,594      $     61       $   -     $  24,655
 Collateralized Mortgage Obligation         22             -           -            22
                                     -------------------------------------------------
Total Securities Held to Maturity    $  24,616      $     61       $   -     $  24,677
                                     =================================================
Securities Available for Sale
 U. S. Treasuries                    $   1,859      $      3       $   -     $   1,862
 U.S. Government Agencies               59,604           171           -        59,775
 Mortgage Backed Securities             72,799           408           -        73,207
 Corporate Notes                        34,925             -          (1)       34,924
 Collateralized Mortgage Obligations   246,026           621           -       246,647
 Asset Backed Securities               257,638         1,970           -       259,608
 Commercial Papaer                      39,860             -           -        39,860
 Other Securities                        8,289             -           -         8,289
                                     -------------------------------------------------
Total Securities Available for Sale  $ 721,000      $  3,173       $  (1)    $ 724,172
                                     =================================================


      There were no sales of securities available for sale or securities held to maturity during the quarter ended March 31, 1999 and 1998.


Deposits

      The Company's deposits totaled $1,374.2 million as of March 31, 1999, a decrease of $6.7 million from $1,380.9 million as of December 31, 1998. Other time deposits and interest-bearing demand deposits declined $24.2 million and $14.1 million, respectively. This decrease was partially offset by a $24.5 million increase of time certificates of deposit of $100,000 or more.

      There were no brokered deposits outstanding as of March 31, 1999 and December 31, 1998. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, and has experienced growth in this area, the depositors have generally renewed their deposits in the past at their maturity.

      The maturity schedule of time certificates of deposit of $100,000 or more as of March 31, 1999 is as follows:


(IN THOUSANDS)
----------------------------------------------------
3 Months or Less                            $359,182
Over 3 Months Through 6 Months               137,548
Over 6 Months through 12 Months              127,129
Over 12 Months                                   285
                                            --------
Total                                       $624,144
                                            ========


Other Borrowings

     As of March 31, 1999, the Company has three sources of other borrowings.

      Subordinated  debt  is comprised of a  $40  million  public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized as a yield adjustment over the 10-year life of the notes.

      The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $50.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. The following relates to the four outstanding advances as of March 31, 1999:


          Maturity             Amount         Fixed Rate of Interest
         ----------         ------------      ------------------------
         Nov.  1, 2000        $25,000,000               4.53%
         Jan. 31, 2001         10,000,000               5.19%
         Apr. 30, 2001         10,000,000               4.92%
         July 15, 2002          5,000,000               5.61%

The total outstanding of $50 million of advances as of March 31, 1999 has a composite fixed rate of interest of 4.85%.

     As of March 31, 1999, the Bank had $6 million outstanding of federal funds purchased, an overnight borrowing from one of its major correspondents. The rate of interest paid on the federal funds purchased was 5.50%. (Reference also discussion of liquidity following.)


Regulatory Matters

      During the first quarter of 1999, the annual safety and soundness examination was conducted concurrently by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions. No reports have yet been issued, but no significant findings are anticipated.


Capital Resources

      Stockholders' equity totaled $159.5 million as of March 31, 1999, a decrease of $3.5 million, or 2.2%, from $163.0 million as of December 31, 1998. The net decrease from year-end 1998 was primarily due to the repurchase of $9.1 million of the Company's stock, which was partially offset by net income of $6.6 million, less cash dividends declared to shareholders of $1.0 million less the net change in securities' valuation of $0.6 million, plus the exercise of stock options and related tax benefits of $0.6 million.

      On September 17, 1998, the Board of Directors authorized a stock repurchase program of up to 1.4 million shares of the Company's stock. As of March 31, 1999, 888,400 shares had been repurchased at an average cost of $21.92 per share. As of April 30, 1999, 1,302,000 shares had been repurchased for $25.9 million, for an average cost of $19.85 per share.

      Capital ratios for the Company and for the Bank were as follows as of the dates indicated:

                                 Well-Capitalized       March 31,   December 31,
                                   Requirements           1999         1998
                                 ----------------      ----------- --------------
GBC Bancorp
Tier 1 Leverage Ratio                      5%              9.48%         9.75%
Tier 1 Risk-Based Capital Ratio            6%             11.11%        11.06%
Total Risk-Based Capital Ratio            10%             15.09%        14.98%

General Bank
Tier 1 Leverage Ratio                      5%              9.75%         9.49%
Tier 1 Risk-Based Capital Ratio            6%             11.43%        10.77%
Total Risk-Based Capital Ratio            10%             12.68%        12.02%


      For  the  quarter ended March 31, 1999, the  ratio  of  the
Company's average stockholders' equity to average assets was 9.77%. For the year ended December 31, 1998, this ratio was 10.01%. The decrease of the ratio is mainly the result of the stock repurchase program.


Liquidity and Market Risk

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $643.6 million, or 38.8%, of total assets, as of March 31, 1999, compared to $666.7 million, or 39.7%, of total assets, as of December 31, 1998.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. As of March 31, 1999, there were four draws under this financing facility with the FHLB for a total $50 million, and a blended fixed rate of interest of 4.85%. Management believes its liquidity sources to be stable and adequate.

      As  of  March 31, 1999, total loans and leases  represented
60.0%  of total deposits.  This compares to 57.1% as of  December
31, 1998.

      The  liquidity  of  the  parent company,  GBC  Bancorp,  is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the three months ending March 31, 1999, General Bank declared cash dividends of $1.0 million to GBC Bancorp.


 "GAP" Measurement

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

     As of March 31, 1999 there is a cumulative one year negative
"gap" of $594.0 million, up from $448.2 million of December 31, 1998.

      The following table indicates the Company's interest rate sensitivity position as of March 31, 1999, and is based on contractual maturities. It may not be reflective of positions in subsequent periods.



                                0 to 90    91 to 365   Over 1 Year   Over       Non-Interest
(In Thousands)                    Days        Days      to 5 Years   5 Years    Earning/Bearing      Total
                                --------   ----------  -----------   ---------  -----------      -----------
Earning Assets:
Securities Available for Sale   $ 19,331    $    678     $ 71,760    $ 655,782   $      -          $  747,551
Securities Held to Maturity            -           -            -        6,014          -               6,014
Federal Funds Sold &
 Securities Purchased Under
 Agreement to Resell              40,000           -            -            -          -              40,000
Loans and Leases (1)(2)          548,706      23,511       92,304      109,306          -             773,827
Non-Earning Assets (2)                 -           -            -            -     92,912              92,912
                                --------   ----------  -----------   ---------  -----------      -----------
Total Assets                    $608,037    $ 24,189     $164,064    $ 771,102     92,912          $1,660,304
                                ========   ==========  ===========   =========  ===========      ===========

Source of Funds for Assets:

Deposits:
 Demand - N/B                  $       -    $      -     $      -    $       -   $ 153,001         $  153,001
 Interest Bearing Demand         266,233           -            -            -           -            266,233
 Savings                          84,595           -            -            -           -             84,595
 TCD'S Under $100,000            125,877     119,661          713            -           -            246,251
 TCD'S $100,000 and Over         360,228     263,631          285            -           -            624,144
                               ---------   ----------  -----------   ---------  -----------      ------------
Total Deposits                 $ 836,933    $383,292     $    998     $      -   $ 153,001         $1,374,224
                               =========    ========     ========     ========   =========         ==========

Federal Funds Purchased &
  Securities Sold Under
  Agreement to Resell          $   6,000   $       -     $      -     $      -   $       -         $    6,000
Borrowings from the
  Federal Home Loan Bank               -           -       50,000            -           -             50,000
Subordinated Debt                      -           -            -       38,908           -             38,908
Other Liabilities                      -           -            -            -      31,688             31,688
Stockholders' Equity                   -           -            -            -     159,484            159,484
                               ---------   ---------     --------     --------   ---------          ---------
Total Liabilities and
  Stockholders'Equity          $ 842,933   $ 383,292     $ 50,998     $ 38,908   $ 344,173         $1,660,304
                               =========   =========     ========     ========   =========         ==========

Interest Sensitivity Gap       $(234,896)  $(359,103)    $113,066     $732,194   $(251,261)

Cumulative Interest
  Sensitivity Gap              $(234,896)  $(593,999)    $(480,933)   $251,261           -

Gap Ratio (% of Total
Assets)                           -14.1%      -21.6%          6.8%       44.1%      -15.1%

Cumulative Gap Ratio              -14.1%      -35.8%        -29.0%       15.1%        0.0%


(1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
(2) Nonaccrual loans are included in non-earning assets.





     Effective asset / liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity on an on-going basis through the analysis of the repricing characteristics of its loans, securities, and deposits, and managing the estimated net interest income volatility by adjusting the terms of its interest-earning assets and liabilities, and through the use of derivatives as needed.


Market Risk
-----------

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

     Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table indicates the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of March 31, 1999:

                                     -----------------------------------------------------------
                                     0 to 90       91-365     Over 1 Year    Over
(In Thousands)                         Days         Days       to 5 Years   5 Years      Total
------------------------------------------------------------------------------------------------
Interest-sensitive Assets:
Securities Available for Sale       $   42,833   $  106,549  $  515,241   $  82,928   $  747,551
Securities Held to Maturity              6,014            -           -           -        6,014
Federal Funds Sold & Securities
  Purchased Under Agreement
  to Resell                             40,000            -           -           -       40,000
Loans and Leases (1)                   548,706       23,511      92,304     109,306      773,827
                                    ----------   ----------   ---------   ---------   ----------
Total Interest-earning Assets       $  637,553   $  130,060  $  607,545   $ 192,234   $1,567,392
                                    ==========   ==========  ==========   =========   ==========

Interest-sensitive Liabilities:

Deposits:
 Interest Bearing Demand            $    9,573   $   28,721  $  175,891   $  52,048   $  266,233
 Savings                                 2,820        8,459      56,397      16,919       84,595
 Time Deposit of Certificates          484,565      384,832         998           -      870,395
                                    ----------   ----------  ----------   ---------   ----------
Total Deposits                      $  496,958   $  422,012  $  233,286   $  68,967   $1,221,223
                                    ----------   ----------  ----------   ---------   ----------

Federal Funds Purchased
  & Securities Sold Under
  Repurchased Agreements            $    6,000   $        -  $        -   $       -   $    6,000
Borrowing from FHLB                          -            -      50,000           -       50,000
Subordinated Debt                            -            -           -      38,908       38,908
                                    ----------   ----------  ----------   ---------   ----------
Total Interest-sensitive
Liabilities                         $  496,958   $  422,012  $  233,286   $ 107,875   $1,316,131
                                    ==========   ==========  ==========   =========   ==========

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

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 1999:


                   NET INTEREST
   CHANGE IN          INCOME       MARKET VALUE OF
    INTEREST        VOLATILITY    EQUITY VOLATILITY
  RATES (BASIS    MARCH 31, 1999   MARCH 31, 1999
    POINTS)            (1)               (2)
----------------------------------------------------
      +200            -3.60%           -12.30%
      +100            -1.80%           -6.10%
      -100            -1.90%            3.40%
      -200            -5.90%            4.30%



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


Year 2000
---------

      The Company's main software systems have been licensed from large vendors who have provided certifications of year 2000 compliance. Tests have confirmed such compliance for these main software systems. Certain ancillary systems that operate on personal  computers  are  also  licensed  and  the  vendors  have informed the Company that releases conforming to year 2000 requirements will be received in 1999. The Bank has budgeted $100,000 of expenses related to Year 2000 compliance. Expenses to date have been approximately $35,000. Personal computers including hardware and software that are not in compliance will be replaced or modified by June, 1999. Total expenses are expected to be under the budgeted amount. Management believes that there are no material risks to the Company from its computer systems related to the Year 2000.

      Certain operations, such as payroll and the administration of the Company's 401(k) plan, are outsourced to outside companies. The Company has obtained certification of their Year 2000 compliance. Management believes that there are no material risks to the Company from its outsourced operations related to the Year 2000.

      Non-information technology systems are expected to function well in year 2000 and beyond. The Company has requested written certification for Year 2000 compliance from the utilities companies and the telecommunications companies and has received acknowledgement from each company that they are on target with Year 2000 compliance.

      A Business Resumption Plan (the "Plan") is in place including a back-up site for data processing in the event of failure of the Bank's mainframe computer. In the unlikely event that the testing and certification procedures of the Bank utilized software did not discover a problem, the Bank has in place manual processing procedures which would be followed until correction of the software problem by the Bank's vendors.

      The Company has sent questionnaires to selected borrowers representing more than 70% of the outstanding credit commitments by dollar volume at the time of the mailing. As of March 31, 1999, 98% of the questionnaires have been received and reviewed. The review process identified two credits with commitments of $6 million that continue to represent potential adverse impact on credit quality if Year 2000 issues are not addressed. Ongoing oversight has identified an additional six credits where Y2K issues are not resolved, bringing the total to $30.5 million represented by eight credits, as of April 30, 1999. These credits have been placed on the "Watch" list to ensure high visibility and ongoing monitoring. Any borrowers unable to confirm Year 2000 compliance in a timely manner will be evaluated to ensure an adequate specific allocation to the allowance for credit losses. Year 2000 compliance will be a factor in all credit decisions and in the specific allocations of a required allowance for credit losses. Management believes the Year 2000 does represent an area of potential risk for credit losses, but also believes the risk is manageable. However, credit losses could be realized by the Company due to Year 2000 problems affecting the businesses of borrowers. The amount of such losses would be a function of the value of the collateral associated with the individual credits. Whether such potential losses would require an additional provision for credit losses would be determined in conjunction with the normal quarterly analysis of the adequacy of the allowance for credit losses.


Forward-Looking Statements
--------------------------

      Certain statements contained herein, including, without limitation, statements containing the words "indicates," "anticipates," "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Market Risk, Liquidity and Interest Rate Sensitivity, and Year 2000. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Recent Accounting Developments
------------------------------

Disclosure   about   Segments  of  an  Enterprise   and   Related
Information

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management and the Board of Directors do not utilize profit center reporting to manage the organization. Therefore, segment reporting will not be disclosed.

Accounting for Derivative Instruments and Hedging Activities

       Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

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




                   PART II - OTHER INFORMATION





Item 1. LEGAL PROCEEDINGS
-------------------------

      In the normal course of business, the Company is subject to pending and threatened legal actions. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  CHANGES IN SECURITIES
------------------------------

      There have been no changes in the securities of the Registrant during the quarter ended March 31, 1999.


Item 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matters were submitted to a vote of the Company security holders during the quarter ended March 31, 1999.


Item 5.  OTHER INFORMATION
--------------------------

     There are no events to be reported under this item.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a)  Exhibits: None.
     b)   Reports on Form 8-K:  None







                                PART III - SIGNATURES






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GBC Bancorp
                                 (Registrant)


Dated:      May 13, 1999     s/ Li-Pei Wu
       ------------------       ------------------------
                                Li-Pei Wu, Chairman and
                                Chief Executive Officer



Dated:      May 13, 1999     s/ Peter Lowe
       ------------------       ------------------------
                                Peter Lowe, Executive
                                Vice President and
                                Chief Financial Officer