Form 10-Q
period 1999-06-30
GBC BANCORP
filed 1999-08-12
CIK 351710

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549


                          FORM 10-Q
          Quarterly Report Under Section 13 or 15(d)
            of The Securities Exchange Act of 1934


For Quarter Ended June 30, 1999  Commission file number 0-16213

                        GBC BANCORP
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                            95-3586596
----------------------------------------------------------------
(State  or  other jurisdiction of         (I.R.S. Employer
 incorporation or organization)            Identification No.)

  800 West 6th Street, Los Angeles,        California   90017
----------------------------------------------------------------
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code 213/972-4172
----------------------------------------------------------------
Former name address and former fiscal year, if changed since last report.

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

      Common stock, no par value, 12,822,798 shares issued and outstanding as of June 30, 1999.

                              TABLE OF CONTENTS
                              -----------------



PART I -   FINANCIAL INFORMATION  ......................................


Item 1.    Financial Statements   ......................................


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  ..................................



PART II -  OTHER INFORMATION ...........................................


Item 1.    Legal Proceedings ...........................................


Item 2.    Changes In Securities .......................................


Item 3.    Default Upon Senior Securities ..............................


Item 4.    Submission Of Matters To A Vote Of Securities Holders .......


Item 5.    Other Information  ..........................................


Item 6.    Exhibits And Reports On Form 8-K ............................




PART III - SIGNATURES ..................................................

                         PART I - FINANCIAL INFORMATION

                           GBC BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
(In Thousands)                                       1999           1998
-------------------------------------------------------------------------------
ASSETS

Cash and Due From Banks                        $     39,338    $     27,514
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell                35,000         101,000
Securities Available for Sale at
 Fair Value (Amortized Cost of $769,408
 And $721,000 at June 30, 1999 and
 December 31, 1998, Respectively)                   762,952         724,172
Securities Held to Maturity (Fair Value
 of $1,925 and $24



 ,677 at June 30, 1999
 and December 31, 1998, Respectively)                 1,934          24,616
Loans and Leases                                    848,939         788,945
Less: Allowance for Credit Losses                   (19,061)        (19,381)
      Deferred Loan Fees                             (4,865)         (5,914)
                                               -------------   -------------
Loans and Leases, Net                               825,013         763,650
Bank Premises and Equipment, Net                      5,495           5,656
Other Real Estate Owned, Net                         12,242           6,885
Due From Customers on Acceptances                     6,798           7,249
Real Estate Held for Investment                       6,371           7,034
Accrued Interest Receivable and Other Assets         11,795          13,048
                                               -------------   -------------
  Total Assets                                 $  1,706,938    $  1,680,824
                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                        $    168,992    $    149,397
 Interest Bearing Demand                            285,022         280,294
 Savings                                             84,195          81,051
 Time Certificates of Deposit of
  $100,000 or More                                  670,740         599,669
 Other Time Deposits                                228,370         270,492
                                               -------------   -------------
  Total Deposits                                  1,437,319       1,380,903

Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                     1,000               -
Borrowings from the Federal Home Loan Bank           50,000          35,000
Subordinated Debt                                    38,941          38,876
Acceptances Outstanding                               6,798           7,249
Accrued Expenses and Other Liabilities               20,407          55,766
                                               -------------   -------------
  Total Liabilities                               1,554,465       1,517,794

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
  40,000,000 Shares Authorized ;
  12,822,798 and 13,711,998 shares
  Outstanding at June 30, 1999 and
  December 31,1998, Respectively               $     56,896    $     56,303
 Accumulated Other Comprehensive
  (Loss) Income                                      (3,750)          1,829
 Retained Earnings                                   99,327         104,898
                                               -------------   -------------
  Total Stockholders' Equity                        152,473         163,030
                                               -------------   -------------
  Total Liabilities and Stockholders'
   Equity                                      $  1,706,938    $  1,680,824
                                               ============    ============

See Accompanying Notes to Consolidated Financial Statements


                           GBC BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME


                                          For The Three              For The Six
                                           Months Ended             Months Ended
                                            June 30,                  June 30,
(In Thousands, Except Per Share Data)  1999        1998         1999        1998
--------------------------------------------------------------------------------
INTEREST INCOME
 Loans and Leases,Including Fees   $ 18,939    $ 17,882     $ 37,765    $ 34,452
 Securities Available for Sale       11,392      10,398       22,282      20,286
 Securities Held to Maturity             92       1,430          397       2,667
 Federal Funds Sold and
  Securities Purchased under
  Agreements to Resell                  879       1,483        2,011       3,468
 Other                                    1           -            2           6
                                   --------    --------     --------    --------
Total Interest Income                31,303      31,193       62,457      60,879

INTEREST EXPENSE
 Interest Bearing Demand              1,752       1,795        3,387       3,168
 Savings                                433         595          851       1,243
 Time Certificates of Deposits
  of $100,000 or More                 7,470       7,859       14,570      15,622
 Other Time Deposits                  2,587       3,377        5,470       6,436
 Federal Funds Purchased and
  Securities Sold under Repurchase
  Agreements                              8          12           25          16
 Borrowings from the Federal Home
  Loan Bank                             612           -        1,116           -
 Subordinated Debt                      871         871        1,741       1,741
                                     ------      ------       ------      ------
Total Interest Expense               13,733      14,509       27,160      28,226

Net Interest Income                  17,570      16,684       35,297      32,653
Provision for Credit Losses             500           -        2,000           -
                                     ------      ------       ------      ------

Net Interest Income after
 Provision for Credit Losses         17,070      16,684       33,297      32,653

NON-INTEREST INCOME
 Service Charges and Commissions      1,807       1,661        3,447       3,098
 Gain on Sale of Loans, Net              12           5          111          24
 Gain on Sale of Fixed Assets            22           -           22           -
 Other                                  102         146          215         463
                                     ------      ------       ------      ------
Total Non-Interest Income             1,943       1,812        3,795       3,585

NON-INTEREST EXPENSE
 Salaries and Employee Benefits       4,963       4,364        9,435       8,659
 Occupancy Expense                      810         758        1,573       1,486
 Furniture and Equipment Expense        460         516        1,070       1,001
 Net Other Real Estate Owned
  (Income) Expense                     (272)        127         (226)        439
 Other                                1,820       1,741        3,524       3,225
                                     ------      ------       ------      ------
Total Non-Interest Expense            7,781       7,506       15,376      14,810

 Income before Income Taxes          11,232      10,990       21,716      21,428
 Provision for Income Taxes           4,216       4,147        8,135       7,954
                                     ------      ------       ------      ------
 Net Income                        $  7,016    $  6,843     $ 13,581    $ 13,474
                                   ========    ========     ========    ========
Earnings Per Share:
 Basic                             $   0.54    $   0.48     $   1.03    $   0.95
 Diluted                               0.53        0.48         1.01        0.94
                                   ========    ========     ========    ========

See Accompanying Notes to Consolidated Financial Statements



                                     GBC BANCORP & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

<CAPTION)
                                                                Accumulated
                                                                   Other                          Total
(In Thousands, Except           Common Stock       Retained    Comprehensive   Comprehensive   Stockholders'
 per Share Amounts)           Shares    Amount     Earnings    Income (Loss)      Income          Equity
                             ---------------------------------------------------------------------------------

Balance at December 31,1997  $13,990   $53,314     $91,355        $ 1,654                        $146,323
---------------------------
Comprehensive Income
 Net Income for the year           -         -      28,142              -         $28,142          28,142
 Other Comprehensive Income,
  Net of Tax
  Net Changes in Securities
   Valuation Allowance             -         -           -            175             175             175
                                                                                ------------
Comprehensive Income                                                              $28,317
                                                                                 ==========
Stock Options Exercised          187     1,375           -              -                           1,375
Tax Benefit-Stock
 Options Exercised                 -     1,614           -              -                           1,614
Stock Repurchase                (465)              (10,386)                                       (10,386)
Cash Dividend- $.30 per Share      -         -     ( 4,213)             -                         ( 4,213)
                             ----------------------------------------------                      ---------
Balance at December 31, 1998 $13,712   $56,303    $104,898        $ 1,829                        $163,030
---------------------------- =======   =======    ========        =======                        =========

Comprehensive Income
 Net Income for the
  Six Months                       -         -      13,581              -         $13,581          13,581
                                                                                ------------
 Other Comprehensive Income
  (Loss), Net of Tax
 Net Changes in Securities
  Valuation Allowance              -         -           -         (5,579)         (5,579)         (5,579)
                                                                                ------------
Comprehensive Income                                                              $ 8,002
                                                                                 =========
Stock Options Exercised           46       389           -              -                             389
Tax Benefit-Stock
 Options Exercised                 -       204           -              -                             204
Stock Repurchase                (935)              (17,190)                                       (17,190)
Cash Dividend-$.15 per Share       -         -     ( 1,962)             -                         ( 1,962)
                             ----------------------------------------------                      ---------
Balance at June 30, 1999     $12,823   $56,896     $99,327        $(3,750)                       $152,473
------------------------     =======   =======     =======        ========                       =========



Disclosure of Reclassification Amount:

                                                                For the Six            For the
                                                                Months Ended           Year Ended
                                                                June 30,1999          Dec. 31,1998
                                                                ------------           -----------

Net Change of Unrealized Holding (Losses) Gains Arising
 During Period, Net of Tax (Benefit) Expense of $(4,048)
 and $172 in 1999 and 1998, Respectively                          $ (5,579)              $   237
Less: Reclassification Adjustment for Gains Included in Net
 Income, Net of Tax Expense of: $0 and $45 in 1999 and 1998,
 Respectively                                                            -                   (62)
                                                                 -----------           -----------
Net Change of Unrealized (Losses) Gains on Securities
 Net of Tax (Benefit) Expense of $(4,048) and  $127 in 1999
 and 1998, Respectively                                           $ (5,579)              $   175
                                                                 ===========           ===========

See Accompanying Notes to Consolidated Financial Statements




                           GBC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Six Months Ended June 30,
----------------------------------------------------------------------------------
(In Thousands)                                                1999        1998
----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                $  13,581      $  13,474
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
Depreciation                                                    658            629
Net Amortization/(Accretion) of Premiums/Discounts
 on Securities                                                  618             76
Accretion of Discount on Subordinated Notes                      65             65
Writedown on Real Estate Held for Investment                    663            663
Provision for Credit Losses                                   2,000              -
Amortization of Deferred Loan Fees                           (2,184)        (1,474)
Gain on Sale of Loans                                             -            (24)
Gain on Sale of Other Real Estate Owned                        (720)           (23)
Gain on Sale of Fixed Assets                                    (22)             -
Proceeds from Sales of Loans Originated for Sale                  -             24
Net Increase in Accrued Interest Receivable and
 Other Assets                                                 1,253          5,693
Net Decrease in Accrued Expenses and Other
 Liabilities                                                (31,311)        (3,550)
Other, Net                                                      388              1
                                                          ----------     ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          $ (15,011)     $  15,554
                                                          ----------     ----------

INVESTING ACTIVITIES:
Purchases of Securities Available for Sale                 (236,485)      (189,306)
Proceeds from Maturities of Securities
 Available for Sale                                         187,412        183,186
Purchases of Securities Held to Maturity                          -        (50,090)
Proceeds from Maturities of Securities
 Held to Maturity                                            22,730         30,866
Net Increase in Loans and Leases                            (69,951)       (79,560)
Proceeds from Sales of Other Real Estate Owned                4,442          1,662
Capitalized Costs of Other Real Estate Owned                   (308)             -
Purchases of Premises and Equipment                            (619)          (456)
Proceeds from Sales of Bank Premises
 and Equipment                                                   27              -
                                                          ----------     ----------
NET CASH USED BY INVESTING ACTIVITIES                     $ (92,752)     $(103,698)
                                                          ----------     ----------

FINANCING ACTIVITIES:
Net Increase/(Decrease) in Demand, Interest
 Bearing Demand and Savings Deposits                         27,467         53,642
Net Increase in Time Certificates of Deposits                28,949         38,636
Net Increase in Federal Funds Purchased and
 Securities Sold Under Agreements to Repurchase               1,000              -
Borrowings from the Federal Home Loan Bank                   15,000              -
Stock Repurchase Program                                    (17,190)             -
Cash Dividends Paid                                          (2,028)        (1,900)
Proceeds from Exercise of Stock Options                         389          1,187
                                                          ----------     ----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                $  53,587      $  91,565
                                                          ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (54,176)         3,421
Cash and Cash Equivalents at Beginning of Period            128,514        140,519
                                                          ----------     ----------
Cash and Cash Equivalents at End of Period                $  74,338      $ 143,940
                                                          ==========     ==========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During This Period for:
  Interest                                                $  27,083      $  27,811
  Income Taxes                                                7,359          1,102
                                                          =========      =========
Noncash Investing Activities:
 Loans Transferred to Other Real Estate Owned
  at Fair Value                                           $   8,772      $     588
                                                          =========      =========
See Accompanying Notes to Consolidated Financial Statements



                GBC Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

       In   the  opinion  of  management,  the  consolidated
financial statements of GBC Bancorp and its subsidiaries (the "Company") as of June 30, 1999 and December 31, 1998, and the six and three months ended June 30, 1999 and 1998, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.

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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

OVERVIEW
--------

       Net income for the second quarter of 1999 was $7,016,000, or $0.53 diluted earnings per share compared to $6,843,000, or $0.48 diluted earnings per share for the corresponding period of 1998. The $0.05, or 10.4%, increase was primarily the result of the stock repurchase program begun in the fourth quarter, 1998 and completed in the second quarter, 1999. The $173,000, or 2.5%, increase in net income for the second quarter of 1999 was primarily the result of an increase of net interest income partially offset by an increase of the provision for credit losses.

      For the six months ended June 30, 1999, net income totaled $13,581,000, an increase of $107,000, or 0.8%, from the $13,474,000 earned during the corresponding period of 1998. The increase was due primarily to the growth of net interest income partially offset by an increase of the provision for credit losses. Diluted earnings per share for the six months ended June 30, 1999 were $1.01, compared to the $0.94 for the same period of 1998. As was the case with the quarterly comparison of the diluted earnings per share, the $0.07, or 7.4%, increase of the six month diluted earnings per share was primarily the result of the stock repurchase program referenced above.

      As of June 30, 1999, record high levels were achieved for loans and leases, total assets and total deposits.

      For  the  quarter ended June 30, 1999  and  1998,  the
annualized return on average assets ("ROA") was 1.66% and 1.73%, respectively, and the annualized return on average stockholders' equity ("ROE") was 18.0% and 17.4%, respectively.

      For the six months ended June 30, 1999 and 1998, the ROA was 1.63% and 1.74%, respectively. For the six months ended June 30, 1999 and 1998, the ROE was 17.2% and 17.6%, respectively.

            On June 11, 1999, the Company announced that its board of directors had authorized a Dutch Auction self tender offer for up to 2 million shares of the Company's common stock, representing approximately 16% of its outstanding shares. The tender price range was from $18 to $22 per share. On July 20, 1999, the Company purchased approximately 1,328,000 shares that were tendered pursuant to the offer at a price of $22 per share in accordance with the terms of the tender offer.


RESULTS OF OPERATIONS
---------------------

Net Interest Income-Quarterly Results
-------------------------------------

      For the quarter ended June 30, 1999 and 1998, net interest income before the provision for credit losses was $17,570,000 and $16,684,000, respectively, representing an increase of $886,000, or 5.3%.

      Total interest income for the quarter ended June 30, 1999, was $31,303,000, representing a $110,000, or 0.4%, increase over the corresponding quarter of a year ago. The increase was due to a growth of $118.2 million, or 7.7%, of average interest earning assets. The impact on interest income from the growth of average interest earning assets was partially offset by a decline in the yield on earning assets to 7.60% from 8.15% for the quarters ending June 30, 1999 and 1998, respectively.

      The $118.2 million growth of average interest earning assets was comprised of increases of $141.5 million and $8.9 million for loans and leases and securities, respectively, partially offset by a $32.2 million decline of federal funds sold and securities purchased under agreements to resell.


             The yields on all categories of earning assets declined with the most notable reduction being the yield on loans and leases, which declined 124 basis points. In addition to a decline in the national prime rate of interest, (the average national prime rate of interest during the quarters ended June 30, 1999 and 1998, was 7.75% and 8.5%, respectively), loan yields were also negatively impacted by an increase in the average of non-accrual loans. For the quarter ended June 30, 1999 and 1998, average non-accrual loans were $50.3 million and $13.2 million, respectively. The non-accrual average for the quarter ended June 30, 1999, included two large credits, one of which was transferred to OREO at the end of the quarter. Please refer to the discussion "Non-Performing Assets", following. The effect of the decline of the yield on loans and leases and securities was partially mitigated by an increase in the percentage of average accruing loans and leases, to total average earning assets. For the three months ended June 30, 1999 and 1998, average accruing loans and leases comprised 47.6% and 44.5%, respectively, of total average earning assets. Loans and leases represent the highest yielding interest earning asset.

      Total interest expense for the quarter ended June 30, 1999, was $13,733,000, representing a $776,000, or 5.3%, decrease over the corresponding quarter of a year ago. The decrease was due to the reduction of the cost of funds, partially offset by a $90.1 million increase of average interest bearing liabilities. For the quarter ended June 30, 1999 and 1998, the cost of funds was 4.08% and 4.62%, respectively.

      The decrease in the cost of funds was the result of a decrease in the rates paid on interest-bearing deposits. For the three months ended June 30, 1999 and 1998, rates paid on interest-bearing deposits were 3.90% and 4.48%, respectively. The rates paid on all categories of interest-bearing deposits decreased. The following table displays the average balance and rates paid for the deposit products of General Bank (the "Bank") for the quarter ended June 30, 1999 and 1998:


                                               For the Quarter Ended June 30,
(Dollars in Thousands)                                1999          1998
-----------------------------------------------------------------------------
Interest-bearing demand - Average balance          $ 286,450     $ 260,087
Rate                                                   2.45%         2.77%

Savings - Average balance                             81,700        87,930
Rate                                                   2.13%         2.71%

Time certificates of deposit
 of $100,000 or more - Average balance               654,163       600,129
Rate                                                   4.58%         5.25%

Other time deposits - Average balance                238,027       272,026
Rate                                                   4.36%         4.98%



             The 58-basis point reduction of the rates paid on interest bearing deposits was slightly offset by an average $50 million of borrowings from the Federal Home Loan Banks ("FHLB") with an average rate in the quarter of 4.84%. There were no borrowings outstanding with the FHLB during the 3 months ended June 30, 1998.

      The net interest spread is defined as the yield on interest earning assets less the rates paid on interest-bearing liabilities. For the three months ended June 30, 1999 and 1998, the net interest spread declined one basis point to 3.52% from 3.53%, respectively.

      The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the three months ended June 30, 1999 and 1998, the net interest margin was 4.26% and 4.36% respectively. The decrease in the margin is primarily the result of the growth of the Company's earning assets, which include non-accrual loans, being funded primarily by interest-bearing liabilities.


Net Interest Income-Six-Month Results
-------------------------------------

      For  the  six months ended June 30, 1999, net interest
income   before   the  provision  for  credit   losses   was
$35,297,000, representing a $2,644,000, or 8.1%, growth over the corresponding period of a year ago.

     Total interest income for the six months ended June 30, 1999, was $62,457,000 compared to $60,879,000, a $1,578,000, or 2.6%, growth over the corresponding period of a year ago. The increase is the result of an increase of average interest earning assets partially offset by a reduction of the yield on interest earning assets.

      The net growth of average earning assets was $134.2 million represented by increases of $149.4 million and $24.5 million for loans and leases and securities, respectively, and a decrease of $39.8 million for federal funds sold and securities purchased under agreements to resell.

      The yield on interest earning assets declined to 7.68% for the six months ended June 30, 1999 from 8.16% for the corresponding period of a year ago. The yields on all categories of earning assets declined with the most notable reduction being the yield on loans and leases which declined from 10.31% to 9.25%. In addition to a decline in the national prime rate of interest (the average national prime rate of interest during the six months ended June 30, 1999 and 1998, was 7.75% and 8.5%, respectively), loan yields were also negatively impacted by an increase in the average of non-accrual loans. For the six months ended June 30, 1999 and 1998, average non-accrual loans were $36.2 million and $12.1 million, respectively.

      Total interest expense for the six months ended June 30, 1999 and 1998, was $27,160,000 and $28,226,000,
respectively, representing a $1,066,000, or 3.8%, decrease. This decrease is due to a lower cost of funds, partially offset by an increase of average interest bearing liabilities.

      The cost of funds decreased 49-basis points to 4.11% from 4.60%, for the six-month period ended June 30, 1999 and 1998, respectively. The decrease was primarily due to the reduced rates paid on all categories of interest bearing deposits. The average balance and the rates paid on the deposit categories were as follows for the six months ended June 30, 1999 and 1998:


(Dollars in Thousands)                                 1999         1998
---------------------------------------------------------------------------
Interest-bearing demand - Average balance           $ 284,213    $ 246,520
Rate                                                    2.40%        2.59%

Savings - Average balance                              80,545       91,480
Rate                                                    2.13%        2.74%

Time certificates of deposit of $100,000
 or more - Average balance                            635,392      598,023
Rate                                                    4.62%        5.27%

Other time deposits - Average balance                 247,681      260,785
Rate                                                    4.45%        4.98%


            Partially offsetting the cost of funds reduction due to the rates paid on average interest bearing deposits was the 4.80% average rate paid on the $46.2 million average FHLB borrowings. During the six months ended June 30, 1998 there were no borrowings from the FHLB.

             Average interest-bearing liabilities increased by $97.8 million during the six months ended June 30, 1999 compared to the corresponding period of a year ago. The increase was the result of a $51.0 million growth of average interest bearing deposits and a $46.8 million increase of non-deposit interest-bearing liabilities, namely, the $46.2 million average FHLB borrowings as discussed above.

      For the six months ended June 30, 1999 and 1998, the net interest spread increased one basis point to 3.57% from 3.56%, respectively.

      For the six months ended June 30, 1999 and 1998, the net interest margin was 4.34% and 4.37%, respectively.


Provision for Credit Losses
---------------------------

      For the quarter ended June 30, 1999, the provision for credit losses was $500,000. There was no provision for credit losses for the corresponding period of a year ago. For the six months ended June 30, 1999, there was $2,000,000 provision for credit losses representing an increase of $2,000,000 compared to the same period of 1998.

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


Non-Interest Income
-------------------

      Non-interest income for the quarter ended June 30, 1999, totaled $1,943,000, representing a $131,000, or 7.2%, increase over the $1,812,000 for the quarter ended June 30, 1998. This increase was primarily due to commissions associated with standby and commercial letters of credit, included in service charges and commissions.

      For the six months ended June 30, 1999, non-interest income totaled $3,795,000 representing a $210,000, or 5.9%, increase compared to $3,585,000 for the six months ended June 30, 1998. The net increase was due to commissions associated with standby and commercial letters of credit offset by a reduction of income from escrow services, included in the non-interest income category called other. The Bank's escrow subsidiary was closed in the first quarter of 1999.


Non-Interest Expense
--------------------

      For the three months ended June 30, 1999, non-interest expense was $7,781,000, representing a $275,000, or 3.7%, increase over $7,506,000 for the corresponding period of a year ago. The increase of $599,000, or 13.7%, in salaries and employee benefits, was primarily due to the accrual for deferred compensation for the Company's Chairman and Chief Executive Officer. Partially offsetting this increase was a $399,000 decline of net other real estate owned expense (income). The decline is primarily due to net gains on the sale of OREO properties. During the quarter ended June 30, 1999 and 1998, net gains on the sale of OREO were $569,000 and $9,000, respectively. For the quarter ended June 30, 1999, and 1998, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, was 39.9% and 40.6%, respectively.


            For  the  six months ended June 30,  1999,  non-
interest expense was $15,376,000, representing a $566,000, or 3.8%, increase over $14,810,000 reported for the corresponding period of a year ago. The net increase was due to the increase in salaries and employee benefits of $776,000, primarily the result of the accrual for deferred compensation discussed above, and a $299,000 increase of the other category of non-interest expense. The $299,000 increase was primarily due to the write-off of goodwill associated with the escrow subsidiary which was closed in the first quarter of 1999. The above were partially offset by the reduced net other real estate owned expense (income) of $665,000. The decline is primarily due to net gains on the sale of OREO properties. During the six months ended June 30, 1999 and 1998, net gains on the sale of OREO were $720,000 and $23,000, respectively. For the six months ended June 30, 1999, the Company's efficiency ratio was 39.3%, comparing favorably to 40.9% for the corresponding period of 1998.


Provision for Income Taxes
--------------------------

      For the quarter ended June 30, 1999 and 1998, the provision for income taxes was $4,216,000 and $4,147,000, respectively, representing effective tax rates of 37.5% and 37.7%.

      For  the six months ended June 30, 1999, the provision
for   income   taxes   was   $8,135,000,   and   $7,954,000,
respectively,  representing  37.5%  and  37.1%  of   pre-tax
income.


FINANCIAL CONDITION
-------------------

      As  of  June  30,  1999, the following  balance  sheet
records were attained:
       O    Total assets of $1,706.9 million
       O    Total deposits of $1,437.3 million
       O    Total loans and leases of $848.9 million

            Stockholders' equity was $152.5 million, down from $163.0 million, as of December 31, 1998, primarily due to the stock repurchase program initiated in the fourth quarter, 1998 and completed in the second quarter, 1999.

            The increase of total assets from December 31, 1998 to June 30, 1999 is primarily due to the growth of $60 million in gross loans and leases and $16 million in securities funded by a $66 million reduction of federal funds sold and securities purchased under agreements to resell, a $56 million increase of deposits and a $15 million increase in borrowings from the FHLB. The above were partially offset by the repurchase of an additional $17 million of Company stock and payment of a $30 million liability on securities awaiting payment as of December 31, 1998.

Loans
-----

      The $60.0 million, or 7.6%, growth was represented primarily by a $30.7 million and $22.7 million increase of commercial loans and real estate conventional loans, respectively. The 10.0% growth in the commercial loan portfolio was primarily in the trade-financing area which increased $27.0 million. The growth of this category of loan reflects the growth in international trade and new customer relationships. Trade financing loans are made by the Bank's International Division which, in addition to granting loans to finance the import and export of goods between the United States and countries in the Pacific Rim, also provides letters of credit and other related services. The Bank does not make loans to foreign banks, foreign government or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis.

             The 8.6% growth in the real estate conventional loans portfolio was due to a $15.3 million increase of real estate conventional loans secured by first trust deeds and a $7.5 million increase of commercial loans secured by junior real estate liens.

      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to total loans and leases outstanding:


                                    June 30, 1999          December 31, 1998
(In Thousands)                    Amount  Percentage     Amount    Percentage
-----------------------------------------------------------------------------
Commercial                       $339,878    40.04%      $309,198    39.19%
Real Estate - Construction        185,501    21.85%       177,737    22.53%
Real Estate - Conventional        286,574    33.76%       263,869    33.45%
Installment                            22       N/A            37       N/A
Other Loans                        20,725     2.44%        22,302     2.83%
Leveraged Leases                   16,239     1.91%        15,802     2.00%
                                 --------------------------------------------
Total                            $848,939   100.00%      $788,945   100.00%
                                 ============================================
N/A = Percentage less than 0.01


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

      The  following table provides information with respect
to   the   Company's  past  due  loans,  non-accrual  loans,
restructured loans and other real estate owned, net, as of the dates indicated:


(IN THOUSANDS)                        June 30, 1999    December 31, 1998
------------------------------------------------------------------------

Loans 90 Days or More
 Past Due and Still
 Accruing                             $        -          $      780
Non-Accrual Loans                         41,032              20,790
Total Past Due Loans                      41,032              21,570
Restructured Loans                         8,865              10,440
Total Non-Performing Loans                49,897              32,010
Other Real Estate
 Owned, Net                               12,242               6,885
------------------------------------------------------------------------
Total Non-Performing Assets           $   62,139          $   38,895
                                      ==========          ==========

     Total non-performing assets increased to $62.1 million, as of June 30, 1999, from $38.9 million, as of December 31, 1998, representing a $23.2 million, or 59.8%, increase.


Loans 90 Days or More Past Due and Still Accruing
-------------------------------------------------

      There are no loans that are 90 days or more past due and still accruing as of June 30, 1999.


Non-Accrual Loans
-----------------

      As  of  June  30, 1999, non-accrual loans  were  $41.0
million, an increase of $20.2 million from year-end 1998, but a decline from the end of the first quarter 1999. The increase from December 31, 1998 is primarily due to a $30.9 million construction loan for a casino in Las Vegas. The loan is collateralized by a first trust deed on the building, second trust deeds on an associated hotel and on a RV park, and by a first trust deed on undeveloped land. There also was a take-out commitment from another financial institution to pay off the loan at the end of construction. A review of the collateral indicates sufficient value for the full recapture of principal, interest and estimated expenses. However, the Company cannot determine the timing of the liquidation of the assets nor the actual values at that time.

             The balance of non-accrual loans was positively impacted by an $8.6 million transfer to other real estate owned ("OREO") and a charge-off of $2.3 million related to a $12.6 million loan placed on non-accrual status in November, 1998.

      The following table breaks out the Company's non-accrual loans by category as of June 30, 1999 and December
31, 1998:



(IN THOUSANDS)           June 30, 1999     December 31, 1998
------------------------------------------------------------

Commercial                    $  8,238              $ 19,202
Real Estate - Construction      30,944                   277
Real Estate - Conventional       1,850                 1,309
Other Loans                          -                     2
------------------------------------------------------------
Total                         $ 41,032              $ 20,790
                              ========              ========

              The $11.0 million decline of commercial non-accrual loans is due to the transfer to OREO, discussed above. The $30.7 million increase of real estate construction non-accrual loans is for the reason discussed above.

      Of the $41.0 million of non-accrual loans, $32.8 million are collateralized by real estate property with appraisal value considerably in excess of the carrying value of the loans, providing substantial protection against the loss of principal.


      The following table analyzes the increase in non-accrual loans during the six months ended June 30, 1999:


------------------------------------------------------------
(IN THOUSANDS)
------------------------------------------------------------
Balance, December 31, 1998                  $   20,790
Add: Loans placed on non-accrual                37,490
Less: Charge-offs                               (4,192)
      Returned to accrual status                (1,502)
      Repayments                                (2,767)
      Transfer to OREO                          (8,787)
------------------------------------------------------------
Balance, June 30, 1999                      $   41,032
                                            ==========


Restructured Loans
------------------

      The balance of restructured loans as of June 30, 1999 was $8.9 million compared to $10.4 million as of December 31, 1998, representing a $1.6 million, or 15.1%, decrease. The decrease was primarily due to the pay-off in full of a $1.4 restructured loan in the second quarter of 1999, which also resulted in a $1.0 million recovery to the allowance for credit losses. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not, however, included in the balance of restructured loans, but are included in the total of non-accrual loans. As of June 30, 1999, three restructured loans totaling $612,000 were on non-accrual status. As of June 30, 1999, restructured loans excluding those on non-accrual status totaled $8.9 million and consisted of 10 loans compared to $10.4 million and 11 loans as of December 31, 1998. The weighted average yield of the restructured loans was 9.80% as of June 30, 1999.

      There are no commitments to lend additional funds on any of the restructured loans.


Other Real Estate Owned
-----------------------

      As of June 30, 1999, other real estate owned, net of valuation allowance of $2.0 million, totaled $12.2 million, representing an increase of $5.4 million, or 77.8%, from the net balance of $6.9 million, net of valuation allowance of $2.0 million, as of December 31, 1998. The increase is mainly due to the Company's taking title to the primary collateral on the $12.6 million non-accrual loan discussed above. As of June 30, 1999 and December 31, 1998, OREO consisted of 16 properties and 22 properties, respectively.


      The outstanding OREO properties are all physically located in the Bank's market area. They include single family residences, condominiums, commercial buildings, industrial facilities and land. Eight properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, the intent is to sell the land undeveloped.

The following table sets forth OREO by property type as of the dates indicated:



                                 June 30,       December 31,
------------------------------------------------------------
(In Thousands)                     1999            1998
------------------------------------------------------------
Property Type
-------------
Single-Family Residential        $    266       $    752
Condominium                             -            485
Land                                3,536          3,621
Retail Facilities                   1,890          4,027
Industrial Facilities               8,550              -
                                 --------       --------
Less: Valuation Allowance          (2,000)        (2,000)
                                 --------       --------
Total                            $ 12,242       $  6,885
                                 ========       ========


Impaired Loans
--------------

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $47.0 million of outstanding impaired loans as of June 30, 1999, $2.1 million are included in the balance of restructured loans and are performing pursuant to the terms and conditions of the restructuring. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:




------------------------------------------------------------------
(In Thousands)                       Jun.30, 1999     Dec.31, 1998
------------------------------------------------------------------
Recorded Investment with Related
 Allowance                             $47,032           $20,746
Recorded Investment with no
 Related Allowance                           -             1,519
Total Recorded Investment               47,032            22,265
Allowance for Impaired Loans             4,960             3,250
------------------------------------------------------------------


             The increase in the recorded investment of impaired loans is due to the $31 million casino construction loan discussed above.

      The average balance of impaired loans before the allowance was $44.6 million for the six months ended June
30,  1999  and  $13.5  million for the twelve  months  ended
December 31, 1998.

      For the six months ended June 30, 1999 and 1998, interest income recognized on impaired loans was $548,000 and $583,000, respectively. Of the amount of interest income recognized during the six months ended June 30, 1999 and 1998, no interest was recognized under the cash basis method.

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


Allowance for Credit Losses
---------------------------

      As of June 30, 1999, the balance of the allowance for credit losses was $19.1 million, representing 2.25% of outstanding loans and leases. This compares to an allowance for credit losses of $19.4 million as of December 31, 1998, representing 2.46% of outstanding loans and leases.

      The table below summarizes the activity in the total allowance for credit losses (which amount includes the allowance on impaired loans) for the six months ended as indicated:


-------------------------------------------------------------
(IN THOUSANDS)                June 30, 1999    June 30, 1998
-------------------------------------------------------------
Balance, Beginning of Period       $ 19,381         $ 16,776
Provision for Credit Losses           2,000                -
Charge-offs                          (4,157)          (1,639)
Recoveries                            1,837              401
Net Charge-offs                      (2,320)          (1,238)
Balance, End of Period             $ 19,061         $ 15,538
-------------------------------------------------------------


     As of June 30, 1999, the allowance represents 38.2% and 46.5% of non-performing loans and of non-accrual loans, respectively. As of December 31, 1998, the allowance represented 60.5% and 93.2% of non-performing loans and of non-accrual loans, respectively. The decline of these ratios is due to the increase of non-accrual loans as discussed above.


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

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of June 30, 1999.


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

       As  of  June  30,  1999,  the  Company  recorded  net
unrealized  losses  of $6,456,000 on its  available-for-sale
portfolio.    Stockholders'  equity   includes   $3,742,000,
representing the net unrealized loss, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at June 30, 1999 and December 31, 1998 were as follows:



                                                Gross       Gross
(In Thousands)                      Amortized   Unrealized  Unrealized   Fair
June 30, 1999                       Cost        Gains       Losses       Value
----------------------------------------------------------------------------------
Securities Held to Maturity
---------------------------
U.S. Government Agencies            $   1,919   $       -   $      (9)   $   1,910
Collateralized Mortgage Obligations        15           -           -           15
                                    ----------------------------------------------
Total Securities Held to Maturity   $   1,934   $       -   $      (9)   $   1,925
                                    ==============================================

Securities Available for Sale
-----------------------------
U.S. Government Agencies            $  19,347   $       -   $     (12)   $  19,335
Mortgage Backed Securities            153,106           -      (3,277)     149,829
Corporate Notes                        50,019           -        (468)      49,551
Collateralized Mortgage Obligations   252,528           -      (1,795)     250,733
Asset Backed Securities               288,342           -        (904)     287,438
Other Securities                        6,066           -           -        6,066
                                    ----------------------------------------------
Total Securities Available for Sale $ 769,408   $       -   $  (6,456)   $ 762,952
                                    ==============================================




                                                Gross       Gross
(In Thousands)                      Amortized   Unrealized  Unrealized   Fair
December 31, 1998                   Cost        Gains       Losses       Value
----------------------------------------------------------------------------------
Securities Held to Maturity
---------------------------
U.S. Government Agencies            $  24,594   $      61   $       -    $  24,655
Collateralized Mortgage Obligations        22           -           -           22
                                    ----------------------------------------------
Total Securities Held to Maturity   $  24,616   $      61   $       -    $  24,677
                                    ==============================================

Securities Available for Sale
-----------------------------
U. S. Treasuries                    $   1,859   $       3   $       -    $   1,862
U. S. Government Agencies              59,604         171           -       59,775
Mortgage Backed Securities             72,799         408           -       73,207
Corporate Notes                        34,925           -          (1)      34,924
Collateralized Mortgage Obligations   246,026         621           -      246,647
Asset Backed Securities               257,638       1,970           -      259,608
Commercial Papaer                      39,860           -           -       39,860
Other Securities                        8,289           -           -        8,289
                                    ----------------------------------------------
Total Securities Available for Sale $ 721,000   $   3,173   $      (1)   $ 724,172
                                    ==============================================


There were no sales of securities during the six months ended June 30, 1999 and 1998.

Deposits
--------

      The Company's deposits totaled $1,437.3 million as of June 30, 1999, representing a $56.4 million, or 4.1%, increase from total deposits of $1,380.9 million as of
December 31, 1998. All deposit categories experienced increases with the exception of other time deposits which decreased $42.1 million, or 15.6%. Time certificates of deposit of $100,000 or more and demand deposits increased $71.1 million or 11.9%, and $19.6 million, or 13.1%, respectively, representing the largest growth components.

      There were no brokered deposits outstanding as of June 30, 1999 and December 31, 1998. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, in the past the depositors have generally renewed their deposits at their maturity. Accordingly, the Company believes its deposit source to be stable.

      The maturity schedule of time certificates of deposit of $100,000 or more, as of June 30, 1999, is as follows:


-------------------------------------------------------
(IN THOUSANDS)
-------------------------------------------------------
3 Months or Less                             $  442,875
Over 3 Months Through 6 Months                  115,756
Over 6 Months Through 12 Months                 111,670
Over 12 Months                                      439
-------------------------------------------------------
Total                                        $  670,740
                                             ==========
-------------------------------------------------------



Other Borrowings
----------------

      As of June 30, 1999, the Company has three sources of other borrowings.

      Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

      The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $50.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. The following relates to the four outstanding advances as of June 30, 1999:



 Maturity                 Amount           Fixed Rate of Interest
 --------                 ------           ----------------------
Nov. 1, 2000           $25,000,000              4.53%
Jan.31, 2001            10,000,000              5.19%
Apr.30, 2001            10,000,000              4.92%
Jul.15, 2002             5,000,000              5.61%


The total outstanding of $50 million of advances as of June
30, 1999 has a composite fixed rate of interest of 4.85%.

     As   of   June  30,  1999,  the  Bank  had  $1  million
outstanding of federal funds purchased, representing an overnight borrowing from one of its major correspondents. The rate of interest paid on the federal funds purchased was 5.25%. (Reference also discussion of liquidity following.)


Capital Resources
-----------------

      Stockholders' equity totaled $152.5 million as of June 30, 1999, a decrease of $10.6 million, or 6.5%, from $163.0 million as of December 31, 1998. The net decrease from year-end 1998 was due to the repurchase of $17.2 million of the Company's stock. The stock repurchase program was completed in the second quarter. A total of 1.4 million shares were repurchased, at a total cost of $27.6 million. The decline of stockholders' equity due to the repurchase was partially offset by net income of $13.6 million less cash dividends declared of $2.0 million less the net change in securities' valuation of $5.6 million plus the exercise of stock options and related tax benefits of $0.6 million.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:



----------------------------------------------------------------------------
                                      Well-Capitalized     Jun.30,   Dec.31,
                                        Requirements        1999      1998
----------------------------------------------------------------------------
GBC Bancorp
Tier 1 Leverage Ratio                        5%             9.23%     9.75%
Tier 1 Risk-Based Capital Ratio              6%            10.61%    11.06%
Total Risk-Based Capital Ratio              10%            14.51%    14.98%
General Bank
Tier 1 Leverage Ratio                        5%            10.00%     9.49%
Tier 1 Risk-Based Capital Ratio              6%            11.50%    10.77%
Total Risk-Based Capital Ratio              10%            12.75%    12.02%
----------------------------------------------------------------------------


      For the six months ended June 30, 1999, the ratio of the Company's average stockholders' equity to average assets was 9.49%. For the year ended December 31, 1998, this ratio was 10.01%. The decrease of the ratio is mainly the result of the stock repurchase program.

             As previously discussed, pursuant to the Dutch Auction self tender program, the Company repurchased approximately 1,328,000 of its shares at $22 per share on July 20, 1999. The transaction will reduce the capital ratios of the Company and the Bank as a $16 million dividend from the Bank to the Company was used to partially fund the purchase. Notwithstanding these transactions, the Company's and the Bank's capital ratios remain in excess of regulatory requirements.

Liquidity and Market Risk
-------------------------

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $658.4 million, or 38.6% of total assets, as of June 30, 1999, compared to $666.7 million, or 39.7% of total assets, as of December 31, 1998.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 25 percent of assets with payment terms up to 360 months. Management believes its liquidity sources to be stable and adequate.

     As of June 30, 1999, total loans and leases represented
59.1%  of total deposits.  This compares to 60.0% and  57.1%
as of March 31, 1999 and December 31, 1998, respectively.

      The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, (the "Bank") subject to the limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 1999, the Bank declared cash dividends of $2.0 million to GBC Bancorp. As previously discussed, pursuant to the Dutch Auction self tender program, GBC Bancorp repurchased approximately 1,328,000 of its shares at $22 per share on July 20, 1999. A $16 million cash dividend by the Bank to GBC Bancorp was used to partially fund the repurchase. The transaction will reduce the capital ratios of the Bank. Notwithstanding the dividend payment, the Bank's capital ratios remain in excess of regulatory requirements.


"GAP" measurement
-----------------

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

      As of June 30, 1999, there was a cumulative one-year negative "gap" of $613.2 million, up from $448.2 million as of December 31, 1998.

      The following table indicates the Company's interest rate sensitivity position as of June 30, 1999, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:


                                                                 JUNE 30, 1999
                                                           INTEREST SENSITIVITY PERIOD
                               ----------------------------------------------------------------------------------
                               0 to 90     91 to 365    Over 1 Year       Over       Non-Interest
(In Thousands)                   Days        Days        to 5 Years      5 Years    Earning/Bearing         Total
-----------------------------------------------------------------------------------------------------------------
Earning Assets:
Securities Available for Sale  $  14,515   $  10,554    $  60,731        $ 677,152    $       -        $  762,952
Securities Held to Maturity            -           -        1,919               15            -             1,934
Federal Funds Sold & Securities
 Purchased Under Agreement to
  Resell                          35,000           -            -                -            -            35,000
Loans and Leases (1) (2)         579,621      15,356       99,696          113,234            -           807,907
Non-Earning Assets (2)                 -           -            -                -       99,145            99,145
                               ----------------------------------------------------------------------------------
Total Assets                   $ 629,136   $  25,910    $ 162,346        $ 790,401    $  99,145        $1,706,938
                               =========   =========    =========        =========    =========        ==========

Source of Funds for Assets:
Deposits:
 Demand - N/B                  $       -   $       -    $       -        $       -    $ 168,992        $  168,992
 Interest Bearing Demand         285,022           -            -                -            -           285,022
 Savings                          84,195           -            -                -            -            84,195
 TCD'S Under $100,000            134,869      92,895          606                -            -           228,370
 TCD'S $100,000 and Over         443,080     227,221          439                -            -           670,740
                               ----------------------------------------------------------------------------------
Total Deposits                 $ 947,166   $ 320,116    $   1,045        $       -    $ 168,992        $1,437,319
                               =========   =========    =========        =========    =========        ==========

Federal Funds Purchased &
 Securities Sold Under
 Agreement to Resell           $   1,000   $       -    $       -        $       -    $       -        $    1,000
Borrowings from the Federal
 Home Loan Bank                        -           -       50,000                -            -            50,000
Subordinated Debt                      -           -            -           38,941            -            38,941
Other Liabilities                      -           -            -                -       27,205            27,205
Stockholders' Equity                   -           -            -                -      152,473           152,473
                               ----------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity          $ 948,166   $ 320,116    $  51,045        $  38,941    $ 348,670        $1,706,938
                               =========   =========    =========        =========    =========        ==========

Interest Sensitivity Gap       $(319,030)  $(294,206)   $ 111,301        $ 751,460    $(249,525)
Cumulative Interest
 Sensitivity Gap                (319,030)   (613,236)    (501,935)         249,525            -
Gap Ratio (% of
 Total Assets)                     -18.7%      -17.2%         6.5%           44.0%        -14.6%
Cumulative Gap Ratio               -18.7%      -35.9%       -29.4%           14.6%          0.0%


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

      Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of June 30, 1999:



                                       ---------------------------------------------------------------------------
                                       0 to 90        91 to 365        Over 1 Year        Over
(In Thousands)                           Days            Days          to 5 Years        5 Years             Total
------------------------------------------------------------------------------------------------------------------
Interest-sensitive Assets:
Securities Available for Sale          $  32,909       $  91,897       $ 512,848         $ 125,298     $   762,952
Securities Held to Maturity                1,934               -               -                 -           1,934
Federal Funds Sold & Securities
 Purchased Under Agreements to
 Resell                                   35,000               -               -                 -          35,000
Loans and Leases (1)                     579,621          15,356          99,696           113,234         807,907
                                       ---------       ---------       ---------         ---------     -----------
Total Interest-earning Assets          $ 649,464       $ 107,253       $ 612,544         $ 238,532     $ 1,607,793
                                       =========       =========       =========         =========     ===========

Interest-sensitive Liabilities:
 Deposits:
 Interest Bearing Demand               $  10,097       $  30,289       $ 188,653         $  55,983     $   285,022
 Savings                                   2,806           8,420          56,130            16,839          84,195
 Time Certificates of Deposit            577,647         320,418           1,045                 -         899,110
                                       ---------       ---------       ---------         ---------     -----------
Total Deposits                         $ 590,550       $ 359,127       $ 245,828         $  72,822     $ 1,268,327
                                       =========       =========       =========         =========     ===========

Federal Funds Purchased &
 Securities Sold Under
 Repurchased Agreements                $   1,000       $       -       $       -         $       -     $     1,000
Borrowing from FHLB                            -               -          50,000                 -          50,000
Subordinated Debt                              -               -               -            38,941          38,941
                                       ---------       ---------       ---------         ---------     -----------
Total Interest-sensitive Liabilities   $ 591,550       $ 359,127       $ 295,828         $ 111,763     $ 1,358,268
                                       =========       =========       =========         =========     ===========

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

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 1999:



                              NET INTEREST          MARKET VALUE OF
CHANGE IN INTEREST         INCOME VOLATILITY       EQUITY VOLATILITY
RATES (BASIS POINTS)       JUNE 30, 1999 (1)       JUNE 30, 1999 (2)
--------------------------------------------------------------------

       +200                     -4.90%                  -13.00%
       +100                     -2.60%                  - 6.60%
       -100                     -0.80%                    5.30%
       -200                     -4.00%                    7.00%

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.



      The Company's primary objective in managing interest rate risk is to minimize the adverse effects of changes in interest rates on earnings and capital. In this regard the Company has established internal risk limits for net interest income volatility given a 100 and 200 basis point decline in rates of 10% and 15%, respectively, over a twelve month horizon. Similarly, risk limits have been established for market value of portfolio equity volatility in response to a 100 and 200 basis point increase in rates of 10% and 15%, respectively.


Year 2000
---------

      The Company's main software systems have been licensed from large vendors who have provided certifications of year 2000 compliance. Tests have confirmed such compliance for these main software systems. Certain ancillary systems that operate on personal computers are also licensed and the vendors have informed the Company that releases conforming to year 2000 requirements will be received in 1999. The Bank has budgeted $100,000 of expenses related to Year 2000 compliance. Expenses to date have been approximately $60,000. Total expenses are expected to be under the
budgeted  amount.   Management believes that  there  are  no
material risks to the Company from its computer systems related to the Year 2000.

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

      A Business Resumption Plan (the "Plan") is in place including a back-up site for data processing in the event of failure of the Bank's mainframe computer. In the unlikely event that the testing and certification procedures of the Bank utilized software did not discover a problem, the Bank has in place manual processing procedures that have been tested which would be followed until correction of the software problem by the Bank's vendors.

       The Company has sent questionnaires to selected borrowers representing more than 70% of outstanding credit commitments by dollar volume at the time of the mailing. All questionnaires have now been received and reviewed. The questionnaire review process, along with ongoing oversight, has resolved all issues where potential adverse impact on credit quality was a factor if Year 2000 issues were not addressed.

            Three credits, with total commitments of $11 million have been judged "not sure" in their ability to ensure year 2000 compliance. These credits have been placed on the "Watch" list to ensure high visibility and ongoing monitoring. Any borrowers unable to confirm Year 2000 compliance in a timely manner will be evaluated to ensure an adequate specific allocation to the allowance for credit losses. Year 2000 compliance will be a factor in all credit decisions and in the specific allocations of a required allowance for credit losses. Management believes the Year 2000 does represent an area of potential risk for credit losses, but also believes the risk is manageable. However, credit losses could be realized by the Company due to Year 2000 problems affecting a borrower's businesses. The amount of such losses would be a function of the value of the collateral associated with the individual credits. Whether such potential losses would require an additional provision for credit losses would be determined in conjunction with the normal quarterly analysis of the adequacy of the allowance for credit losses.


Forward-Looking Statements
--------------------------

     Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Liquidity and Market Risk, Interest Rate Sensitivity, and Recent Developments. Given these uncertainties, the reader is cautioned not to place undue reliance on such foward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


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

      SFAS 133 was originally scheduled to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, the FASB recently issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133 " which amended the effective date of the application of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS 133 must be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS 133. SFAS 133 is not to be applied retroactively to financial statements of prior periods. Management does not believe that there will be a material adverse impact on the financial position or results of operations of the Company upon adoption of SFAS 133.

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


Item 2.  CHANGES IN SECURITIES
------------------------------

      There have been no changes in the securities of the Registrant during the quarter ended June 30, 1999.


Item 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     At the Annual Meeting of Shareholders held on April 22, 1999, a proposal to elect fourteen directors to the Board of Directors of the Registrant to hold office until the next meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:


                                   For            Withheld
                                   ---            --------

     Helen Y. Chen              12,138,380         192,653
     Thomas C.T. Chiu           12,138,380         192,653
     Chuang-I Lin               12,138,380         192,653
     Ko-Yen Lin                 12,138,380         192,653
     Ting Yung Liu              12,138,380         192,653
     John Wang                  12,134,380         196,653
     Kenneth Wang               11,983,980         347,053
     Chien-Te Wu                12,138,380         192,653
     Julian Wu                  12,138,380         192,653
     Li-Pei Wu                  12,136,180         194,853
     Peter Wu                   12,138,380         192,653
     Ping C. Wu                 12,138,380         192,653
     Walter Wu                  12,138,380         192,653
     Chin-Liang Yen             12,138,380         192,653


             There  was also a proposal to approve  the  GBC
Bancorp 1999 Employee Stock Incentive Plan. The proposal received the following votes:


          For            Against             Withheld
          ---            -------             --------

       8,217,236        2,594,934             21,854


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



                                    GBC Bancorp
                                    (Registrant)

          August 5, 99                   Li-Pei Wu
Dated: __________________        s/ ______________________
                                    Li-Pei Wu, Chairman and
                                    Chief Executive Officer


          August 5, 99                   Peter Lowe
Dated: __________________        s/ ______________________
                                    Peter Lowe, Executive
                                    Vice President and
                                    Chief Financial Officer