Form 10-Q
period 1999-09-30
GBC BANCORP
filed 1999-11-15
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549



               Quarterly Report Under Section 13 or 15(d)
                 of The Securities Exchange Act of 1934


For Quarter Ended September 30, 1999 Commission file number  0-16213

                        GBC BANCORP
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                              95-3586596
---------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S.Employer Identification
 incorporation or organization)         No.)

  800 West 6th Street, Los Angeles,              California 90017
---------------------------------------------------------------------
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code   213/972-4174
---------------------------------------------------------------------
Former name address and former fiscal year, if changed since last report.

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

      Common stock, no par value, 11,501,819 shares issued and outstanding as of September 30, 1999.








                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION ...................................


Item 1.  Financial Statements ....................................

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................



PART II- OTHER INFORMATION .......................................


Item 1.  Legal Proceedings .......................................

Item 2.  Changes In Securities ...................................

Item 3.  Default Upon Senior Securities ..........................

Item 4.  Submission Of Matters To A Vote Of Securities Holders ...

Item 5.  Other Information .......................................

Item 6.  Exhibits And Reports On Form 8-K ........................



PART III-SIGNATURES ..............................................










                    PART I - FINANCIAL INFORMATION









                        GBC BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
(In Thousands)                                        1999           1998
-----------------------------------------------------------------------------
ASSETS

Cash and Due From Banks                           $     39,102   $     27,514
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                              8,500        101,000
Securities Available for Sale at Fair Value
 (Amortized Cost of $743,079 And $721,000 at
 September 30, 1999 and December 31, 1998,
 Respectively)                                         734,508        724,172
Securities Held to Maturity (Fair Value of
 $1,403 and $24,677 at September 30, 1999
 and December 31, 1998, Respectively)                    1,441         24,616
Loans and Leases                                       921,969        788,945
Less: Allowance for Credit Losses                      (19,545)       (19,381)
      Deferred Loan Fees                                (5,030)        (5,914)
                                                  -------------  -------------

Loans and Leases, Net                                  897,394        763,650
Bank Premises and Equipment, Net                         5,462          5,656
Other Real Estate Owned, Net                             9,112          6,885
Due From Customers on Acceptances                        8,762          7,249
Real Estate Held for Investment                          5,946          7,034
Other Investments                                        8,859          1,333
Accrued Interest Receivable and Other Assets            10,790         11,715
                                                  -------------  -------------
Total Assets                                      $  1,729,876   $  1,680,824
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                           $    174,798   $    149,397
 Interest Bearing Demand                               311,460        280,294
 Savings                                                79,830         81,051
 Time Certificates of Deposit of
  $100,000 or More                                     688,473        599,669
 Other Time Deposits                                   212,657        270,492
                                                  -------------  -------------
Total Deposits                                       1,467,218      1,380,903

Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                       15,000              -
Borrowings from the Federal Home Loan Bank              50,000         35,000
Subordinated Debt                                       38,974         38,876
Acceptances Outstanding                                  8,762          7,249
Liability on Securities Awaiting Settlement                  -         30,178
Accrued Expenses and Other Liabilities                  21,716         25,588
                                                  -------------  -------------
Total Liabilities                                    1,601,670      1,517,794

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
  40,000,000 Shares Authorized ;
  11,501,819 and 13,711,998 shares
  Outstanding at September 30, 1999
  and December 31,1998, Respectively              $     56,990   $     56,303
 Accumulated Other Comprehensive Income                 (4,976)         1,829
 Retained Earnings                                      76,192        104,898
                                                  -------------  -------------
Total Stockholders' Equity                             128,206        163,030
                                                  -------------  -------------

Total Liabilities and Stockholders' Equity        $  1,729,876   $  1,680,824
                                                  =============  =============

See Accompanying Notes to Consolidated Financial Statements





                                          GBC BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                        For The Three Months Ended   For The Nine Months Ended
                                                              September 30,                September 30,

(In Thousands, Except Per Share Data)                        1999          1998           1999          1998
--------------------------------------------------------------------------------------------------------------

INTEREST INCOME
 Loans and Leases, Including Fees                      $   20,887    $   20,237     $   58,652    $   54,689
 Securities Available for Sale                             11,745        10,132         34,027        30,418
 Securities Held to Maturity                                   26         1,129            423         3,796
 Federal Funds Sold and Securities
  Purchased under Agreements to Resell                        460         1,843          2,471         5,311
 Other                                                          1             1              3             7
                                                       ----------    ----------     ----------    ----------
Total Interest Income                                      33,119        33,342         95,576        94,221

INTEREST EXPENSE
 Interest Bearing Demand                                    2,032         2,001          5,419         5,169
 Savings                                                      481           535          1,332         1,778
 Time Certificates of Deposits of $100,000 or More          7,865         7,684         22,435        23,306
 Other Time Deposits                                        2,362         3,611          7,832        10,047
 Federal Funds Purchased and Securities
  Sold under Repurchase Agreements                             43             2             68            18
 Borrowings from the Federal Home Loan Bank                   620             -          1,736             -
 Subordinated Debt                                            870           870          2,611         2,611
                                                       ----------    ----------     ----------    ----------
Total Interest Expense                                     14,273        14,703         41,433        42,929

 Net Interest Income                                       18,846        18,639         54,143        51,292
 Provision for Credit Losses                                1,500             -          3,500             -
                                                       ----------    ----------     ----------    ----------
 Net Interest Income after Provision
  for Credit Losses                                        17,346        18,639         50,643        51,292


NON-INTEREST INCOME
 Service Charges and Commissions                            1,987         1,633          5,434         4,731
 Gain on Sale of Loans, Net                                     9           344            120           368
 Gain on Sale of Fixed Assets                                   -             -             22             -
 Other                                                        164           258            379           721
                                                       ----------    ----------     ----------    ----------
Total Non-Interest Income                                   2,160         2,235          5,955         5,820


NON-INTEREST EXPENSE
 Salaries and Employee Benefits                             5,026         5,015         14,461        13,674
 Occupancy Expense                                            818           727          2,391         2,213
 Furniture and Equipment Expense                              452           523          1,522         1,524
 Net Other Real Estate Owned (Income) Expense                (579)           51           (805)          490
 Other                                                      1,713         1,853          5,237         5,078
                                                       ----------    ----------     ----------    ----------
Total Non-Interest Expense                                  7,430         8,169         22,806        22,979

Income before Income Taxes                                 12,076        12,705         33,792        34,133
Provision for Income Taxes                                  4,584         4,827         12,719        12,781
                                                       ----------    ----------     ----------    ----------
Net Income                                             $    7,492    $    7,878     $   21,073    $   21,352
                                                       ==========    ==========     ==========    ==========

Earnings Per Share:
 Basic                                                 $     0.64    $     0.56     $     1.65    $     1.51
 Diluted                                               $     0.62    $     0.55     $     1.62    $     1.48
                                                       __________    __________     __________    __________

See Accompanying Notes to Consolidated Financial Statements







                                   GBC BANCORP & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                              Accumulated
                                                                              Other                           Total
                                              Common Stock        Retained    Comprehensive   Comprehensive   Stockholders'
(In Thousands, Except per Share Amounts)    Shares     Amount     Earnings    Income(Loss)    Income          Equity
                                            -----------------------------------------------------------------------------
Balance at December 31, 1997                  13,990  $ 53,314    $ 91,355    $  1,654                        $146,323
----------------------------
 Comprehensive Income
  Net Income for the year                          -         -      28,142           -        $ 28,142          28,142
                                                                                              --------
  Other Comprehensive Income,Net of Tax
   Net Changes in Securities Valuation
   Allowance                                       -         -           -         175             175             175
                                                                                              --------
 Comprehensive Income                                                                         $ 28,317
                                                                                              ========
 Stock Options Exercised                         187     1,375           -           -                           1,375
 Tax Benefit-Stock Options Exercised               -     1,614           -           -                           1,614
 Stock Repurchase                               (465)        -     (10,386)          -                         (10,386)
 Cash Dividend- $.30 per Share                     -         -      (4,213)          -                          (4,213)
                                            -------------------------------------------                       ---------
Balance at December 31, 1998                  13,712  $ 56,303    $104,898    $  1,829                        $163,030
----------------------------                  ======  ========    ========    ========                        ========
 Comprehensive Income
  Net Income for the Nine Months                   -         -      21,073           -        $ 21,073          21,073
 Other Comprehensive Income (Loss),
  Net of Tax Net Changes in Securities
  Valuation Allowance                              -         -           -      (6,805)         (6,805)         (6,805)
                                                                                              ---------
 Comprehensive Income                                                                         $ 14,268
                                                                                              ========

 Stock Options Exercised                          52       451           -           -                             451
 Tax Benefit-Stock Options Exercised               -       236           -           -                             236
 Stock Repurchase                             (2,263)        -     (46,782)          -                         (46,782)
 Cash Dividend- $0.24 per Share                    -         -      (2,997)          -                          (2,997)
                                            -------------------------------------------                       ---------
Balance at Sept. 30, 1999                     11,502  $ 56,990    $ 76,192    $ (4,976)                       $128,206
-------------------------                     ======  ========    ========    =========                       ========




Disclosure of Reclassification Amount:

                                                                      For the Nine Months       For the Year
                                                                      Ended Sept.30, 1999       Ended Dec.31, 1998
                                                                      -------------------       ------------------

Net Change of Unrealized Holding (Losses) Gains Arising During
 Period, Net of Tax (Benefit) Expense  of  $(4,939) and $172
 in 1999 and 1998, Respectively                                           $  (6,805)               $     237

Less: Reclassification Adjustment for Gains Included in Net
 Income, Net of Tax Expense of: $0 and $45 in 1999 and
 1998, Respectively                                                               -                      (62)
                                                                      -------------------       ------------------
Net Change of Unrealized (Losses) Gains on Securities Net of
 Tax (Benefit) Expense of $(4,939) and $127 in 1999 and 1998,
 Respectively                                                             $  (6,805)               $     175
                                                                          ==========               ==========

See Accompanying Notes to Consolidated Financial Statements






                         GBC BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Nine Month Ended September 30,
----------------------------------------------------------------------------------------------------
(In Thousands)                                                               1999          1998
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                             $   21,073    $   21,352
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
Depreciation                                                                  942           947
Net Amortization/(Accretion) of Premiums/Discounts on
 Securities                                                                 1,037           363
Accretion of Discount on Subordinated Notes                                    98            98
Writedown on Real Estate Held for Investment                                1,087           995
Provision for Credit Losses                                                 3,500             -
Provision for Losses on Other Real Estate Owned                               900             -
Amortization of Deferred Loan Fees                                         (3,454)       (2,396)
Gain on Sale of Loans                                                           -          (368)
Gain on Sale of Other Real Estate Owned                                    (2,302)         (114)
Gain on Sale of Fixed Assets                                                  (22)            -
Proceeds from Sales of Loans Originated for Sale                                -           368
Net Decrease in Accrued Interest Receivable and Other
 Assets                                                                    (6,601)       (2,601)
Net (Decrease)/ Increase in Accrued Expenses and
 Other Liabilities                                                        (29,112)        6,591
Other, Net                                                                    348            19
                                                                       -----------   -----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                       $  (12,506)   $   25,254
                                                                       -----------   -----------

INVESTING ACTIVITIES:
Purchases of Securities Available for Sale                               (256,267)     (244,275)
Proceeds from Maturities of Securities Available
 for Sale                                                                 233,103       271,123
Purchases of Securities Held to Maturity                                        -       (50,090)
Proceeds from Maturities of Securities Held to
 Maturity                                                                  23,224        46,015
Net Increase in Loans and Leases                                         (142,249)     (108,818)
Proceeds from Sales of Other Real Estate Owned                              7,954         2,453
Capitalized Costs of Other Real Estate Owned                                 (322)         (370)
Purchases of Premises and Equipment                                          (870)         (756)
Proceeds from Sales of Bank Premises and
 Equipment                                                                     27             -
                                                                       -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES                                  $ (135,400)   $  (84,718)
                                                                       -----------   -----------
FINANCING ACTIVITIES:
Net Increase in Demand, Interest Bearing Demand and
 Savings Deposits                                                          55,346        41,721
Net Increase in Time Certificates of Deposits                              30,969        46,514
Net Increase in Federal Funds Purchased and
 Securities Sold Under Agreements to Repurchase                            15,000             -
Borrowings from the Federal Home Loan Bank                                 15,000             -
Stock Repurchase Program                                                  (46,782)            -
Cash Dividend Paid                                                         (2,990)       (2,962)
Proceeds from Exercise of Stock Options                                       451         1,242
                                                                      -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             $    66,994   $    86,515
                                                                      -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (80,912)       27,051
Cash and Cash Equivalents at Beginning of Period                          128,514       140,519
                                                                      -----------   -----------
Cash and Cash Equivalents at End of Period                            $    47,602   $   167,570
                                                                      ===========   ===========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During This Period for:
 Interest                                                             $    41,405   $    42,540
 Income Taxes                                                         $    11,363   $     3,538
                                                                      ===========   ===========
Noncash Investing Activities:
 Loans Transferred to Other Real Estate Owned
  at Fair Value                                                       $     8,772   $     1,036
 Loans to Facilitate the Sale of Other Real
  Estate Owned                                                                313           137
                                                                      ===========   ===========

See Accompanying Notes to Consolidated Financial Statements






                     GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

       In the opinion of management, the consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of September 30, 1999 and the three and nine months ended September 30, 1999 and 1998, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.


Earnings Per Share
------------------

      Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

     The following table discloses for the periods indicated the average number of shares of common stock outstanding and the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents for the basic and diluted earnings per share computations, respectively:

                      Three Months Ended         Nine Months Ended
                         September 30,              September 30,
(In Thousands)
                       1999      1998             1999      1998
                  __________________________________________________

Basic                 11,772    14,161           12,740    14,131
Diluted               12,012    14,431           12,984    14,434


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



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------


OVERVIEW
--------

      Net income for the third quarter of 1999 was $7,492,000 or $0.62 diluted earnings per share, compared to $7,878,000, or $0.55 diluted earnings per share, for the corresponding period of 1998. The $386,000 or 4.90%, decrease was mainly the result of a $1,500,000 provision for credit losses, partially offset by both an increase of net interest income and a decrease of non-interest expense. There was no provision for credit losses for the corresponding quarter a year ago. The $0.07, or 12.7%, increase of the diluted earnings per share was the result of stock repurchases of 2,728,000 shares in the fourth quarter of 1998 and in 1999.



      For the nine months ended September 30, 1999, net income totaled $21,073,000, a decrease of $279,000, or 1.3%, from the $21,352,000 earned during the corresponding period of 1998. Diluted earnings per share for the nine months ended September 30, 1999 were $1.62 compared to $1.48 for the same period of 1998. The decrease in net income was primarily due to an increase in the provision for credit losses offset by higher net interest income, higher non-interest income and decreased non-interest expense. The $0.14, or 9.5%, increase of diluted earnings per share is for the reason explained above.

      As of September 30, 1999, record high levels were achieved for total assets, loans and leases, and for total deposits.

     For the quarter ended September 30, 1999 and 1998, the annualized return on average assets ("ROA") was 1.72% and 1.94%, respectively, and the annualized return on average stockholders' equity ("ROE") was 22.2% and 18.9%, respectively. The ROE for 1999 was bolstered by the stock repurchases referenced above.

      For the nine months ended September 30, 1999 and 1998, the ROA was 1.66% and 1.81%, respectively, and the ROE was 18.7% and 18.1%, respectively.

      The Company has filed applications with the relevant regulatory authorities to establish a full service branch operation of General Bank in the state of Washington. Management estimates the branch will be in place by early in the year 2000.



RESULTS OF OPERATIONS
---------------------

Net Interest Income-Quarterly Results
-------------------------------------

      For the quarter ended September 30, 1999 and 1998, net interest income before the provision for credit losses was $18,846,000 and $18,639,000, respectively, representing an increase of $207,000, or 1.1%. The components explaining this increase are discussed below.

      Total interest income for the quarter ended September 30, 1999 was $33,119,000, representing a $223,000, or 0.7%, decrease from the corresponding quarter of a year ago. The decrease was due to a 60 basis points decrease in the yield on average earning assets from 8.45% during the third quarter in 1998 to 7.85% in the corresponding quarter of 1999, partially offset by a $108.0 million increase of average interest earning assets.

     The 60 basis point decrease in the yield on earning assets from the third quarter of 1998 to the corresponding quarter of 1999 was primarily the result of lower yields on all categories of earning assets. The most notable reduction was the yield on loans and leases, which declined 160 basis points. Several factors contributed to the decline of the loan yield, as follows:


     O    The third quarter, 1998 included $1,458,000 of loan interest recoveries due to repayments in full of two loans. Excluding this recovery, the third quarter 1998 loan yield would have been 79 basis points lower.
     O    A $28.8 million increase of average non-accrual loans in the third quarter of 1999 as compared to the third quarter, 1998.
     O    A lower average prime rate of interest during the third quarter of 1999. The average prime was 8.10% and 8.50% for the third quarter of 1999 and 1998, respectively. This factor also contributed to the reduced yields on the Company's other categories of interest earning assets.


     The effect of the decline of the yield on loans and leases and other earning assets was partially mitigated by an increase in the percentage of average accruing loans and leases to total average earning assets. For the three months ended September 30, 1999 and 1998, average accruing loans and leases comprised 51.7% and 46.4%, respectively, of total average earning assets (excluding non-accrual loans). Loans and leases represent the highest yielding interest earning assets.



      Total interest expense for the quarter ended September 30, 1999 was $14,273,000, representing a $430,000, or 2.9%, decrease from the corresponding quarter of a year ago. The decrease was due to the reduction of the cost of funds, partially offset by a $122.9 million increase of average interest bearing liabilities.

      For the quarter ended September 30, 1999, the cost of funds was 4.07% compared to 4.60% for the corresponding period of a year ago. This decrease was the result of a decrease in the rates paid on all interest bearing deposits, which decreased from 4.46% to 3.89% for the quarters ended September 30, 1998 and 1999, respectively. For the quarters ended as indicated, the average balance and the rates paid for the deposit products of General Bank (the "Bank") were as follows:


                                   For the Quarter Ended September 30,
                                          1999           1998
                                   -----------------------------------
Interest bearing demand -
 Average balance                       $ 309,884       $ 276,119
Rate                                       2.60%           2.88%

Savings - Average balance                 85,612          81,676
Rate                                       2.23%           2.60%

Time certificates of deposit:
 of $100,000 or more - Average
 balance                                 683,823         584,159
Rate                                       4.56%           5.22%

Other time deposits -  Average
 balance                                 220,502         288,046
Rate                                       4.25%           4.97%


     The most significant impact was the 65 basis point decline in the rates paid on time certificates of deposit. Average time certificates of deposit constituted 69.6% and 70.9% of total average interest bearing deposits for the quarter ending September 30, 1999 and 1998, respectively.

     The 57 basis point reduction of the rates paid on interest bearing deposits was slightly offset by an average $50 million of borrowings from the Federal Home Loan Banks ("FHLB") with an average rate in the quarter of 4.85%. There were no borrowings outstanding with the FHLB during the 3 months ended September 30, 1998.

      The net interest spread is defined as the yield on interest earning assets less the rates paid on interest-bearing liabilities. For the three months ended September 30, 1999 and 1998, the net interest spread was 3.78% and 3.85%, respectively. The 7 basis point decline is due to the reasons as explained above.



      The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the three months ended September 30, 1999 and 1998, the net interest margin was 4.47% and 4.73%, respectively. In addition to the reasons explaining the compression of the net interest spread, the net interest margin was also negatively impacted by the decline of average equity as a result of the stock repurchase programs to which reference has been made above.


Net Interest Income - Year-to-Date Results
------------------------------------------

     For the nine months ended September 30, 1999, net interest income before the provision for credit losses was $54,143,000, representing a $2,851,000, or 5.6%, growth over the corresponding period of a year ago.

      Total interest income for the nine months ended September 30, 1999 was $95,576,000 compared to $94,221,000 for the corresponding period of a year ago. The $1,355,000, or 1.4%, increase is the result of an increase in the balance of average interest earning assets. Average interest earning assets increased to $1,650.9 million for the nine months ended September 30, 1999 from $1,525.5 million for the corresponding period of a year ago, representing a $125.4 million, or 8.2%, increase. The growth was represented by increases of $32.0 million and $150.5 million in the securities and loan and lease portfolios, respectively, partially offset by $57.1 million decrease of federal funds sold and securities purchased under agreements to resell.

      The yield on average earning assets decreased 52 basis points to 7.74% for the nine months ended September 30, 1999 from 8.26% for the corresponding period of a year ago. The yields on all categories of earning assets declined with the most notable reduction being the yield on loans and leases which declined from 10.54% to 9.29%. The following are the major reasons explaining the 125-basis point decline of the loan yield and are similar to the explanations for the quarterly comparison above.

O    1998 included the $1,458,000 of loan interest recoveries received in the third quarter. Excluding the impact of this recovery the 1998 yield for loans and leases would have been 28 basis points lower.

O     1999  included a $25.6 million increase of non-accrual loans  as compared to the comparable period of 1998.

O     A reduced average prime rate of interest during 1999 compared to
  1998. The average prime was 7.87% and 8.50% for the nine months ended
  September  30,  1999  and  1998,  respectively.  This  factor   also
  contributed to the reduced yields on the Company's other categories of interest-earning assets.

      The impact of the above was partially offset by an increased percentage of average accruing loans and leases to total average earning assets (excluding non-accrual loans). For the nine months ended September 30, 1999 and 1998, this ratio was 50.0% and 45.0%, respectively.

      Total interest expense for the nine months ended September 30, 1999, was $41,433,000 compared to $42,929,000 for the corresponding period of a year ago. The decrease of $1,496,000, or 3.5%, was due to a 51 basis point decline in the cost of funds from 4.60% to 4.09%, partially offset by an increase in average interest bearing liabilities. All categories of interest-bearing deposits reflected rate decreases thereby contributing to the 55 basis point decline of the rates paid on interest-bearing deposits. The largest decrease of rates paid was in time deposits which declined 62 basis points. Time deposits represent the Company's largest deposit product comprising on an average 70.4% and 71.5% of average interest bearing deposits for the nine months ended September 30, 1999 and 1998, respectively.

     The average balance and the rates paid on deposit categories for the nine months ended September 30, 1999 were as follows:

                                               1999        1998
                                          --------------------------

Interest bearing demand -
 Average balance                            $ 292,864    $ 256,495
Rate                                            2.47%        2.69%

Savings - Average balance                      82,253       88,176
                                                2.17%        2.70%
Time certificates of deposit
 of $100,000 or more - Average
 balance                                      651,713      593,351
Rate                                            4.60%        5.25%

Other time deposits - Average
 balance                                      238,522      269,971
Rate                                            4.39%        4.98%


      Borrowings from the Federal Home Loan Bank (the "FHLB") averaged $47.5 million during the nine months ended September 30, 1999. There was no average balance during the nine months ended September 30, 1998. These funds represent advances under an existing line of credit and have replaced the reduced equity base resulting from the stock repurchases as discussed previously.

      The rates paid on the FHLB borrowings of 4.82% for the nine months ended September 30, 1999 partially offset the 55 basis point decline of the rates paid on interest-bearing deposits.

      For the nine months ended September 30, 1999 and 1998, the net interest spread declined to 3.65% from 3.66%, respectively, representing a 1 basis point decrease. A 52 basis point decline of the yield on earning assets was offset by a 51 basis point decline in the cost of funds.

      For the nine months ended September 30, 1999 and 1998, the net interest margin was 4.38% and 4.50%, respectively, representing a 12 basis point decline. The decline of the margin is primarily the result of the decline of average equity as a result of the stock repurchases.

Provision for Credit Losses
---------------------------

      For the quarter ended September 30, 1999, the provision for credit losses was $1,500,000. There was no provision for credit losses for the corresponding quarter of a year ago. For the nine months ended September 30, 1999, there was $3,500,000 provision for credit losses. There was no provision for credit losses for the corresponding period of a year ago. The current year's provision reflects the growth of the loan portfolio, the increase of non-accrual loans and increased net charge-offs. Loans and leases were $922.0 million and $789.0 million, as of September 30, 1999, and December 31, 1998, respectively. Non-accrual loans were $45.4 million and $20.8 million as of September 30, 1999 and December 31, 1998, respectively. Net charge-offs were $1.0 million and $3.3 million for the three and nine month periods ended Sept. 30, 1999. This compares to net recoveries of $1.9 million and $0.6 million for the corresponding periods of 1998.

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


Non-Interest Income
-------------------

      Non-interest income for the quarter ended September 30, 1999 totaled $2,160,000, representing a $75,000, or 3.4%, decrease compared to $2,235,000 for the quarter ended September 30, 1998. While service charges and commissions increased $354,000 due to increased commissions on standby and commercial letters of credit reflecting the increased activity of the Bank's International department, this increase was more than offset by reduced gain on sale of loans, net (during the third quarter of 1998 the Company sold its mortgage loan servicing portfolio for a pre-tax amount of $338,000) and the cessation of an escrow business. The Bank's escrow subsidiary was closed in the first quarter of 1999.

     For the nine months ended September 30, 1999, non-interest income totaled $5,955,000 representing a $135,000, or 2.3%, increase compared to $5,820,000 for the nine months ended September 30, 1998. Non-interest income increased primarily due to the commission income from letter of credit related transactions as discussed above. Partially offsetting the increase was the cessation of the escrow business and the reduced gain on sale of loans, net, as discussed above.

Non-Interest Expense
--------------------

      For the three months ended September 30, 1999, non-interest expense was $7,430,000, representing a $739,000, or 9.0%, decrease from $8,169,000 for the corresponding period of a year ago. The decline was primarily due to the net gains on sale of other real estate owned ("OREO") that are included as a reduction of OREO incurred expenses. For the three months ended September 30, 1999, net gains on the sale of OREO were $1,582,000, representing a $1,491,000 increase from $91,000 for the corresponding period of a year ago. The effect of this increase was partially offset by a $900,000 addition to the valuation allowance for the Company's OREO properties.

     For the quarter ended September 30, 1999, and 1998, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, was 35.4% and 39.1%, respectively.

      For the nine months ended September 30, 1999, non-interest expense was $22,806,000 representing a $173,000, or 0.8% decrease from the $22,979,000 reported for the corresponding period of a year ago. The decline was primarily due to the net other real estate owned (income) expense decline of $1,295,000 which included net gains on sale of OREO of $2,302,000 compared to $114,000 for the corresponding period of the prior year. This was partially offset by the $900,000 increase to the OREO valuation allowance discussed above. Partially offsetting the $1,295,000 decrease of net other real estate owned expense was a $787,000, or 5.8% increase of salaries and employee benefits. The increase is primarily the result of the accrual for deferred compensation for the Company's chairman and chief executive officer.

      For the nine months ended September 30, 1999, the Company's efficiency ratio declined to 38.0%, comparing favorably to 40.2% for the corresponding period of 1998.


Provision for Income Taxes
--------------------------

      For the quarter ended September 30, 1999 and 1998, the provision
for   income   taxes  was  $4,584,000  and  $4,827,000,  respectively,
representing effective tax rates of 38.0%.

      For  the  nine  months ended September 30, 1999  and  1998,  the
provision   for   income  taxes  was  $12,719,000   and   $12,781,000,
representing effective tax rates of 37.6% and 37.4%, respectively.


     The effective tax rates compare favorably to a combined statutory rate of 42.0% primarily due to a low income housing tax credit to which the Company is entitled. Through September 30, 1999 and 1998, this tax credit was $1,485,000 and $1,547,000, respectively.

FINANCIAL CONDITION
-------------------

     As  of   September 30, 1999, the Company achieved  balance  sheet
records as follows:

     ** Total assets of $1,729.9 million, up $23.0 million, or 1.3%, from $1,706.9 million, as of June 30, 1999.

     ** Total loans and leases of $922.0 million, up $73.1 million, or 8.6%, from $848.9 million, as of June 30, 1999.

     ** Total deposits of $1,467.2 million, up $29.9 million, or 2.1%, from $1,437.3 million, as of June 30, 1999.

     Stockholders' equity was $128.2 million, down $24.3 million from $152.5 million as of June 30, 1999 and $34.8 million, from $163.0 million as of December 31, 1998. The decline is the result of the Company's stock repurchase programs which reduced retained earnings by $46.8 million in 1999.

Loans
-----

     The $133.0 million loan growth from year-end 1998, was mainly due to increases of $87.6 million and $46.5 million in the commercial and real estate loans portfolios, respectively. The commercial loan growth was primarily in the trade financing area which increased $82.8 million reflecting a continued growth in international trade and new customer relationships.

      During the third quarter of 1999, loans and leases increased $73.1 million, or 8.6%. The loan production offices in New York and Seattle contributed a significant portion of the growth.

      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding as of the dates indicated:


                               September 30, 1999      December 31, 1998

(In Thousands)                Amount    Percentage    Amount   Percentage
--------------------------------------------------------------------------

Commercial                  $ 396,813      43.04%   $ 309,198     39.19%
Real Estate-Construction      192,089      20.83%     177,737     22.53%
Real Estate-Conventional      296,040      32.11%     263,869     33.45%
Installment                        15         N/A          37        N/A
Other Loans                    20,591       2.24%      22,302      2.83%
Leveraged Leases               16,421       1.78%      15,802      2.00%
                            ----------------------------------------------
Total                       $ 921,969     100.00%   $ 788,945    100.00%
                            ==============================================
N/A = Percentage less than 0.01


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

      The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:


----------------------------------------------------------------------
(IN THOUSANDS)                   September 30,1999    December 31,1998
----------------------------------------------------------------------
Loans 90 Days or More
 Past Due and Still Accruing          $3,400               $780
Non-Accrual Loans                     45,398             20,790
Total Past Due Loans                  48,798             21,570
Restructured Loans                     8,809             10,440
Total Non-Performing Loans            57,607             32,010
Other Real Estate Owned, Net           9,112              6,885
Total Non-Performing Assets          $66,719            $38,895
----------------------------------------------------------------------

      Total non-performing assets increased to $66.7 million, as of September 30, 1999, from $38.9 million, as of December 31, 1998, representing a $27.8 million, or 71.5%, increase. The increase is primarily due to the increase of non-accrual loans, in general, and one construction loan, in particular, as discussed below.

Loans 90 days or More Past Due and Still Accruing
-------------------------------------------------

     As of September 30, 1999, there is one credit in this category of loans for the amount of $3.4 million. This loan is well collateralized and in the process of collection.

Non-Accrual Loans
-----------------

     As of September 30, 1999 non-accrual loans totaled $45.4 million, an increase of $24.6 million from year-end 1998 and an increase of $4.4 million from June 30, 1999. The increase from December 31, 1998 is primarily due to a $30.9 million construction loan for a casino in Las Vegas. The loan is collateralized by a first trust deed on the building, second trust deeds on an associated hotel and on a RV park, and by a first trust deed on undeveloped land. There also was a take-out commitment from another financial institution to pay off the loan at the end of construction. As of September 30, 1999, this particular loan remains in bankruptcy proceedings. Excluding this credit, non-accrual loans would be less than year-end, 1998 levels.

     The increase of non-accrual loans from June 30, 1999 to September 30, 1999 was primarily the result of a $4.8 million construction loan for a tract of single family homes in Southern California. The loan to collateral value ratio is low and there is considered sufficient value for the full recapture of principal, interest and expenses.

     The following table breaks out the Company's non-accrual loans by category as of the dates indicated:

------------------------------------------------------------------
(IN THOUSANDS)               September 30, 1999  December 31, 1998
------------------------------------------------------------------
Commercial                      $  8,981             $ 19,202
Real Estate- Construction         35,694                  277
Real Estate- Conventional            723                1,309
Other Loans                            -                    2
Total                           $ 45,398             $ 20,790
------------------------------------------------------------------

      Of the $45.4 million of non-accrual loans, $36.4 million are collateralized by real property with appraisal value considerably in excess of the carrying value of the loans, providing substantial protection against the loss of principal. This amount includes the casino construction loan discussed above.

      The following table analyzes the change in non-accrual loans during the nine months ended September 30, 1999:


-------------------------------------------------
(IN THOUSANDS)
-------------------------------------------------
Balance, December 31, 1998             $  20,790
Add: Loans placed on non-accrual          47,756
Less: Charge-offs                         (4,225)
      Returned to accrual status          (4,644)
      Repayments                          (5,492)
      Transfer to OREO                    (8,787)
Balance, September 30, 1999            $  45,398
-------------------------------------------------

Restructured Loans
------------------

      The balance of restructured loans as of September 30, 1999 was $8.8 million compared to $10.4 million as of December 31, 1998, representing a $1.6 million, or 15.4% decrease. As indicated previously, the decline was primarily due to the pay-off in full of $1.4 million of restructured loans during the second quarter of 1999. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of September 30, 1999, three restructured loans totaling $581,000 were on non-accrual status. As of September 30, 1999, restructured loans excluding the three non-accrual loans consisted of ten loans compared to eleven loans as of December 31, 1998. The weighted average yield of the restructured loans was 9.86% as of September 30, 1999.

      There are no commitments to lend additional funds on any of the restructured loans.


Other Real Estate Owned
-----------------------

      As of September 30, 1999, other real estate owned ("OREO"), net of valuation allowance of $2.0 million, totaled $9.1 million, representing an increase of $2.2 million, or 31.9%, from the net balance of $6.9 million, net of valuation allowance of $2.0 million, as of December 31, 1998. As of September 30, 1999 and December 31, 1998, OREO consisted of 12 properties and 22 properties, respectively. One of the 12 properties comprising the September 30, 1999 balance is a manufacturing facility representing the primary collateral on a $12.6 million loan which became non-accrual in the fourth quarter, 1998. Net of valuation allowance this property has a carrying value of $7.7 million as of September 30, 1999 which is considered fair value based on appraisals and other criteria of property valuation.

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

      The following table sets forth OREO by property type as of the dates indicated:

----------------------------------------------------------------------
                                     September 30,        December 31,
----------------------------------------------------------------------
(In Thousands)                           1999                1998
----------------------------------------------------------------------
Property Type
-------------
Single-Family Residential            $      96            $     752
Condominium                                  -                  485
Land                                     1,194                3,621
Retail Facilities                        1,287                4,027
Industrial Facilities                    8,550                    -
Less: Valuation Allowance               (2,015)              (2,000)
                                     ---------------------------------
Total                                $   9,112            $   6,885
                                     =========            =========


Impaired Loans
--------------

      A  loan  is  identified as impaired when  it  is  probable  that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $49.8 million of outstanding impaired loans as of September 30, 1999, $3.6 million are included in the balance of restructured loans and are performing pursuant to the terms and conditions of the restructuring. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:

--------------------------------------------------------------------
(IN THOUSANDS)                       Sept. 30,1999      Dec. 31,1998
--------------------------------------------------------------------
Recorded Investment with Related
 Allowance                              $ 43,528           $ 20,746
Recorded Investment with no Related
 Allowance                                 6,257              1,519
Total Recorded Investment                 49,785             22,265
Allowance on Impaired Loans                4,713              3,250
--------------------------------------------------------------------

     The increase from year-end in the recorded investment of impaired loans is due primarily to the $30.9 million casino construction loan and the $4.8 million tract home construction loan as discussed above.

      The average balance of impaired loans before the allowance was $45.9 million for the nine months ended September 30, 1999 and $13.5 million for the twelve months ended December 31, 1998.

      For the nine months ended September 30, 1999 and 1998, interest income recognized on impaired loans was $499,000 and $233,000, respectively. Of the amount of interest income recognized during the nine months ended September 30, 1999 and 1998, no interest was recognized under the cash basis method.

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


Allowance for Credit Losses
---------------------------

     As of September 30, 1999, the balance of the allowance for credit losses was $19.5 million, representing 2.12% of outstanding loans and leases. This compares to an allowance for credit losses of $19.4 million as of December 31, 1998, representing 2.46% of outstanding loans and leases, respectively.

      The table below summarizes the activity in the total allowance for credit losses (which amount includes the specific allowance on impaired loans) for the nine month periods ended as indicated:


--------------------------------------------------------------------------
(IN THOUSANDS)                    September 30, 1999    September 30, 1998
--------------------------------------------------------------------------
Balance, Beginning of Period          $  19,381             $  16,776
Provision for Credit Losses               3,500                     -
Charge-offs                              (5,684)               (1,829)
Recoveries                                2,348                 2,463
Net Recoveries (Charge-offs)             (3,336)                  634
Balance, End of Period                $  19,545             $  17,410
--------------------------------------------------------------------------

      As of September 30, 1999, the allowance represents 33.9% and 43.1% of non-performing loans and of non-accrual loans, respectively. As of December 31, 1998, the allowance represented 60.6% and 93.2% of non-performing loans and of non-accrual loans, respectively. The decline of these ratios is due to the increase of non-accrual loans as discussed above.

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

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of September 30, 1999.




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

      As of September 30, 1999, the Company recorded net unrealized holding losses of $8,571,000 on its available-for-sale portfolio. Accumulated other comprehensive income has been reduced by $4,967,000 representing the net unrealized holding loss, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at September 30, 1999 and December 31, 1998 were as follows:

------------------------------------------------------------------------------------
                                                Gross         Gross
(In Thousands)                     Amortized    Unrealized    Unrealized    Fair
September 30, 1999                 Cost         Gains         Losses        Value
------------------------------------------------------------------------------------
Securities Held to Maturity
---------------------------
 U.S. Government Agencies          $   1,432    $    -        $     (38)   $   1,394
 Collateralized Mortgage
  Obligations                              9         -                -            9
                                   -------------------------------------------------
Total Securities Held to
 Maturity                          $   1,441    $    -        $     (38)   $   1,403
                                   =================================================
Securities Available for Sale
-----------------------------
 U.S. Government Agencies          $  39,032    $   30        $       -    $  39,062
 Mortgage Backed Securities          147,200         -           (3,829)     143,371
 Corporate Notes                      49,984         -             (342)      49,642
 Collateralized Mortgage
  Obligations                        227,789         -           (2,900)     224,889
 Asset Backed Securities             272,921         -           (2,302)     270,619
 Other Securities                      6,153       772                -        6,925
                                   -------------------------------------------------
Total Securities Available
 for Sale                          $ 743,079    $  802        $  (9,373)   $ 734,508
                                   =================================================



                                                Gross         Gross
(In Thousands)                     Amortized    Unrealized    Unrealized    Fair
December 31, 1998                  Cost         Gains         Losses        Value
------------------------------------------------------------------------------------
Securities Held to Maturity
---------------------------
 U.S. Government Agencies          $  24,594    $   61        $       -    $  24,655
 Collateralized Mortgage
  Obligations                             22         -                -           22
                                   -------------------------------------------------
Total Securities Held to
 Maturity                          $  24,616    $   61        $       -    $  24,677
                                   =================================================
Securities Available for Sale
-----------------------------
 U.S. Treasuries                   $   1,859    $    3        $       -    $   1,862
 U.S. Government Agencies             59,604       171                -       59,775
 Mortgage Backed Securities           72,799       408                -       73,207
 Corporate Notes                      34,925         -               (1)      34,924
 Collateralized Mortgage
  Obligations                        246,026       621                -      246,647
 Asset Backed Securities             257,638     1,970                -      259,608
 Commercial Papaer                    39,860         -                -       39,860
 Other Securities                      8,289         -                -        8,289
                                   -------------------------------------------------
Total Securities Available
 for Sale                          $ 721,000    $3,173        $      (1)   $ 724,172
                                   =================================================


      There were no sales of securities available for sale or held to maturity during the nine months ended September 30, 1999 and 1998.

Other Investments
-----------------

     The balance of other investments as of September 30, 1999 of $8.8 million is primarily comprised of the purchase of a 10% interest in a limited partnership. The partnership is involved with the leasing of aircraft.

Deposits
--------

      The Company's deposits totaled $1,467.2 million as of September 30, 1999, representing an $86.3 million, or 6.3%, increase from total deposits of $1,380.9 million as of December 31, 1998. The growth for the nine months ended September 30, 1999, was primarily due to increases in time certificates of deposit of $100,000 or more, which grew $88.8 million, or 14.8%. Also, interest bearing demand reflected an increase of $31.2 million, or 11.1%. The growth of these deposit categories was partially offset by a $57.8 million, or 21.4% decline of other time deposits.

      As of September 30, 1999 and December 31, 1998, there were no brokered deposits outstanding. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, historically, the depositors have generally renewed their deposits upon maturity. Accordingly, the Company believes its deposit source to be stable.

     The maturity schedule of time certificates of deposit of $100,000 or more, as of September 30, 1999, is as follows:

----------------------------------------------------
(IN THOUSANDS)
----------------------------------------------------
3 Months or Less                           $ 365,819
Over 3 Months Through 6 Months               202,002
Over 6 Months Through 12 Months              119,851
Over 12 Months                                   801
----------------------------------------------------
Total                                      $ 688,473
----------------------------------------------------

Other Borrowings
----------------

      As of September 30, 1999, the Company has three sources of outstanding borrowings.

      Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

     The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $50.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. The following relates to the four outstanding advances as of September 30, 1999:


            Maturity            Amount         Fixed Rate of Interest
            --------            ------         ----------------------
          Nov.  1, 2000       $25,000,000               4.53%
          Jan. 31, 2001        10,000,000               5.19%
          Apr. 30, 2001        10,000,000               4.92%
          July 15, 2002         5,000,000               5.61%


The total outstanding of $50 million of advances as of September 30, 1999 has a composite fixed rate of interest of 4.85%.

     As of September 30, 1999, the Bank had $15.0 million outstanding of federal funds purchased. The rate of interest paid on the federal funds purchased was 5.75% .


Capital Resources
-----------------

      As of September 30, 1999, stockholders' equity totaled $128.2 million, a decrease of $34.8 million, or 21.3%, from $163.0 million as of December 31, 1998. During 1999, a total of $46.8 million was spent on the repurchase of shares of the Company stock. These repurchases represented the completion of a 1.4 million share repurchase as authorized by the Board of Directors on September 17, 1998, and the repurchase of 1.3 million shares pursuant to the Dutch Auction self-tender program announced in the second quarter of 1999 and completed in the current quarter.

      Capital ratios for the Company and for the Bank were as follows as of the dates indicated:


--------------------------------------------------------------------
                           Well-Capitalized      Sept. 30,   Dec. 31
                              Standards            1999       1998
--------------------------------------------------------------------
GBC Bancorp
Tier 1 Leverage Ratio             5%               7.69%      9.75%
Tier 1 Risk-Based Capital
 Ratio                            6%               8.82%     11.06%
Total Risk-Based Capital
 Ratio                           10%              12.65%     14.98%

General Bank
Tier 1 Leverage Ratio             5%               9.24%      9.49%
Tier 1 Risk-Based Capital
 Ratio                            6%              10.62%     10.77%
Total Risk-Based Capital
 Ratio                           10%              11.87%     12.02%
--------------------------------------------------------------------

      For the nine months ended September 30, 1999, the ratio of the Company's average stockholders' equity to average assets was 8.9%. For the year ended December 31, 1998, this ratio was 10.0%. The decrease of the ratio is mainly the result of the stock repurchases.

Liquidity and Interest Rate Sensitivity
---------------------------------------

       Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $604.8 million, or 35.0% of total assets, as of September 30, 1999, compared to $666.7 million, or 39.7% of total assets, as of December 31, 1998.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit currently equal to 25 percent of assets with terms up to 360 months. As of September 30, 1999, the Company has $50 million outstanding under this financing facility representing 2.9% of total assets. Management believes its liquidity sources to be stable and adequate.

      As of September 30, 1999, total loans and leases represented 62.8% of total deposits. This compares to 59.1% and 57.1% as of June 30, 1999 and December 31, 1998, respectively. During the third quarter of 1999, loans and leases increased $73.1 million, or 8.6%.

      The  liquidity  of the parent company, GBC Bancorp  ("GBC"),  is
primarily  dependent  on  the  payment  of  cash  dividends   by   its
subsidiary, General Bank, (the "Bank") subject to the limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 1999, the Bank declared cash dividends of $19.0 million to GBC Bancorp. A $16 million cash dividend in the 3rd quarter was used to partially fund GBC's stock repurchase.


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

      As of September 30, 1999, there was a cumulative one-year negative "gap" of $618.2 million, compared to a one-year negative gap of $448.2 million as of December 31, 1998.

      The following table indicates the Company's interest rate sensitivity position as of September 30, 1999, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:

                                                                 September 30,1999
                                                               INTEREST SENSITIVITY PERIOD
                                    -----------------------------------------------------------------------------
                                      0 to 90    91 to 365   Over 1 Year   Over      Non-Interest
(In Thousands)                         Days        Days      to 5 Years   5 Years    Earning/Bearing     Total
-----------------------------------------------------------------------------------------------------------------
Earning Assets
Securities Available for Sale          $ 14,896   $ 10,420   $ 70,251     $ 638,941     $         -     $ 734,508
Securities Held to Maturity                   -          -      1,432             9               -         1,441
Federal Funds Sold & Securities
 Purchased Under Agreement to Resell      8,500          -          -             -               -         8,500
Loans and Leases (1) (2)                633,817     20,271     98,642       123,841               -       876,571
Non-Earning Assets (2)                                                                      108,856       108,856
                                       ---------   --------   --------    ----------  --------------   -----------
Total Assets                           $657,213    $30,691    $170,325    $ 762,791      $  108,856    $1,729,876
                                       ---------   --------   --------    ----------  --------------   -----------
Source of Funds for Assets:

Deposits:
  Demand - N/B                         $      -    $     -    $      -    $       -      $  174,798    $  174,798
  Interest Bearing Demand               311,460          -           -            -               -       311,460
  Savings                                79,830          -           -            -               -        79,830
  TCD'S Under $100,000                  112,807     99,379         471            -               -       212,657
  TCD'S $100,000 and Over               365,819    321,853         801            -               -       688,473
                                       ---------  ---------    --------   ----------  --------------   -----------
Total Deposits                         $869,916   $421,232     $ 1,272    $       -      $  174,798    $1,467,218
                                       ---------  ---------    --------   ----------  --------------   -----------

Federal Funds Purchased & Securities
 Sold Under Agreement to Resell        $ 15,000   $      -     $     -    $       -      $        -    $   15,000
Borrowings from the Federal Home Loan
 Bank                                         -          -      50,000            -               -        50,000
Subordinated Debt                             -          -           -       38,974               -        38,974
Other Liabilities                             -          -           -            -          30,478        30,478
Stockholders' Equity                          -          -           -            -         128,206       128,206
                                       ---------  ---------    --------    ----------  --------------   ----------
Total Liabilities and
  Stockholders' Equity                 $884,916   $421,232      $51,272    $ 38,974       $ 333,482    $1,729,876
                                       ---------  ---------    ---------   ----------  --------------   ----------


Interest Sensitivity Gap               ($227,703) ($390,541)    $119,053   $ 723,817      ($224,626)

Cumulative Interest Sensitivity Gap    ($227,703) ($618,244)   ($499,191)  $  224,626             -

Gap Ratio (% of Total Assets)              -13.2%     -22.6%         6.9%        41.8%        -12.9%

Cumulative Gap Ratio                       -13.2%     -35.8%       -28.9%        12.9%          0.0%


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

      Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk
limits.   These  tools  are  the expected  maturity  gap  report,  net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual
maturities  for  expected  prepayments  of  principal  on  loans   and
amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial
instruments   that  are  sensitive  to  changes  in   interest   rates
categorized by their expected maturity, as of September 30, 1999:



                                               0 to 90       91 to 365      Over 1 Year        Over
 (In Thousands)                                  Days          Days          to 5 Years        5 Years        Total
                                              -----------   ------------    ------------     ------------   ---------
                                                              >
Interest-sensitive Assets:
 Securities Available for Sale                $   29,982     $   88,112      $  490,182       $   126,232    $  734,508
 Securities Held to Maturity                       1,441              -               -                 -         1,441
 Federal Funds Sold & Securities
  Purchased Under Agreements to Resell             8,500              -               -                 -         8,500
 Loans and Leases (1)                            633,817         20,271          98,642           123,841       876,571
                                              -----------   ------------    ------------     ------------   -----------
 Total Interest-earning Assets                $  673,740      $ 108,383       $ 588,824       $   250,073    $1,621,020
                                              -----------   ------------    ------------     ------------   -----------

 Interest-sensitive Liabilities:
 Deposits:
   Interest Bearing Demand                    $  10,902       $  32,705       $ 206,452        $   61,401    $  311,460
   Savings                                        2,661           7,983          53,220            15,966        79,830
   Time Certificates of  Deposit                478,626         421,232           1,272                 -       901,130
                                              -----------   ------------    ------------     ------------   -----------
 Total Deposits                               $ 492,189       $ 461,920       $ 260,944        $   77,367    $1,292,420
                                              -----------   ------------    ------------     ------------   -----------

 Federal Funds Purchased & Securities
    Sold Under Repurchased Agreements         $  15,000       $       -       $       -         $       -    $   15,000
 Borrowing from FHLB                                  -               -          50,000                 -        50,000
 Subordinated Debt                                    -               -               -            38,974        38,974
                                              -----------   ------------    ------------     ------------   -----------
 Total Interest-sensitive Liabilities         $ 507,189       $ 461,920       $ 310,944         $ 116,341    $1,396,394
                                              -----------   ------------    ------------     ------------   -----------


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

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 1999:


                   Net Interest      Market Value of
   Change in          Income         Portfolio Equity
    Interest        Volatility          Volatility
  Rates (Basis    September 30,     September 30, 1999
    Points)          1999 (1)              (2)
      +200            -3.60%             -12.70%
      +100            -2.10%              -6.70%
      -100            -0.90%              +6.00%
      -200            -3.70%              +8.60%


        (1) The percentage change in this column represents the change in net interest income for 12 months under various rate scenarios.

        (2) The percentage change in this colume represents the change in net portfolio equity value of the Bank under variouse rate scenarios.



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

      On June 30, 1999 the Federal Reserve Bank (the "FRB") announced an increase of 25 basis points in short-term rates. Again, on August 24, the FRB increased short-term rates by 25 basis points and also raised the discount rate from 4.50% to 4.75%. The increase of short-term rates affects immediately the yield of approximately $627 million of loans and $8.5 million in overnight fed funds sold as of September 30, 1999. In addition, securities expected to mature or re-price during the current quarter totaling $31.5 million are expected to be re-invested at higher yields. Offsetting these increase in interest income, however, are increases in interest expense due primarily to higher rates paid on the Company's time certificates of deposit which comprise 69.7% of total interest bearing deposits as of September 30, 1999. There is a delay in the increased rates paid on time certificates of deposit due to a four-month average maturity of these deposits.

Year 2000
---------

     The Company's main software systems have been licensed from large vendors who have provided certifications of Year 2000 compliance. Tests have confirmed such compliance for these main software systems. Certain ancillary systems that operate on personal computers are also licensed and the vendors have informed the Company that releases conform to Year 2000 requirements. The Bank has budgeted $100,000 of expenses related to Year 2000 compliance. Expenses to date have been approximately $66,000. Total expenses are expected to be under the budgeted amount. Management believes that there are no material risks to the Company from its computer systems related to the Year 2000.

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

      The Company has sent questionnaires to selected borrowers representing more than 70% of outstanding credit commitments by dollar volume at the time of the mailing. All questionnaires have now been received and reviewed. The questionnaire review process, along with ongoing oversight, has resolved all issues where potential adverse impact on credit quality would have been a factor had Year 2000 issues not been addressed.

      One credit with a commitment of $3 million has been judged "not sure" in its ability to ensure Year 2000 compliance, and one credit of $0.5 million has a Year 2000 analysis still pending. These credits have been placed on the "Watch" list to ensure high visibility and ongoing monitoring.

      Any borrowers unable to confirm Year 2000 compliance in a timely manner will be evaluated to ensure an adequate specific allocation to the allowance for credit losses. Year 2000 compliance is a factor in all credit decisions and in the specific allocations of a required allowance for credit losses. Management believes the Year 2000 does represent an area of potential risk for credit losses, but also believes the risk is manageable. However, credit losses could be realized by the Company due to Year 2000 problems affecting a borrower's businesses. The amount of such losses would be a function of the value of the collateral associated with the individual credits. Whether such potential losses would require an additional provision for credit losses would be determined in conjunction with the normal quarterly analysis of the adequacy of the allowance for credit losses.


Forward-Looking Statements
--------------------------

       Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "should", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates;
changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Liquidity and Interest Rate Sensitivity, Market Risk, and Recent Accounting Developments. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.


Recent Accounting Developments
------------------------------


Disclosure about Segments of an Enterprise and Related Information
------------------------------------------------------------------

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


Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

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


Item 2.  CHANGES IN SECURITIES
------------------------------

      There have been no changes in the securities of the Registrant during the quarter ended September 30, 1999.


Item 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

     This item is not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

      No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.


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



                         GBC Bancorp
                         (Registrant)


Dated: November 12, 1999       s/Li-Pei Wu
       --------------------    -----------------------
                                 Chairman and
                                 Chief Executive Officer



Dated: November 12,1999        s/Peter Lowe
       --------------------    -----------------------
                                 Executive Vice President and
                                 Chief Financial Officer