Form 10-K
period 1999-12-31
GBC BANCORP
filed 2000-03-28
CIK 351710

                FORM 10-K. - ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
     For the fiscal year ended    December 31, 1999
                               -------------------------------------------
                                       or
     [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the transition period from --------------- to ---------------------
     Commission file Number                   0-16213
                            ------------------------------------------------
                                GBC Bancorp
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   California                                                         95-3586596
-------------------------------------------------                -----------------------------------------------------
       (State or other jurisdiction of                                            (I.R.S. Employer
        incorporation or organization)                                           Identification No.)

               800 West Sixth Street,                 Los Angeles,       CA                         90017
---------------------------------------------------------------------------------------------------------------------
 (Address of principal executive offices)                                                        (Zip Code)
Registrant's telephone number, including area code                  (213) 972 - 4172
                                                  --------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                 Name of each exchange on which
                                                  registered

-------------------------------          -------------------------------------
-------------------------------          -------------------------------------


               Securities pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
------------------------------------------------------------------------------
                               (Title of class)

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). $222,065,226

     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
             11,514,119 shares outstanding as of February 29, 2000.

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


Documents Incorporated by Reference                             Part of Form 10-K Into Which Incorporated
-----------------------------------                             -----------------------------------------

1999 Annual Report to Shareholders                              Part II Items 6, 7 and 8 and Part IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders
Filed within 120 days of the fiscal
Year ended December 31, 1999                                    Part III

                          Exhibit Index on Pages 32-34

                                   FORM 10-K
                                   ---------

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                  -------------------------------------------

                                                            Page in                Incorporation
PART I                                                        10-K                  by Reference
                                                              ----                  ------------
   Item 1.    Business.................................         4
              General..................................         4
              Lending Activities.......................         4
              Competition..............................         5
              Subsidiaries.............................         5
              Supervision and Regulation...............         6
              Employees................................         23
   Item 2.    Properties...............................         23
   Item 3.    Legal Proceedings........................         24
   Item 4.    Submission of Matters to a Vote of
              Security Holders.........................         24

Executive Officers of the Registrant                            24

PART II
   Item 5.    Market for Registrant's Common Equity
              and Related Security Holder Matters......         26

   Item 6.    Selected Financial Data..................         27               1999 Annual Report
   Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations...............................         27               1999 Annual Report


   Item 8.    Financial Statements and Supplementary
              Data.....................................         27               1999 Annual Report

   Item 9.    Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure...............................         28

PART III

   Item 10.   Directors and Executive Officers of the
              Registrant...............................         28              2000 Proxy Statement

   Item 11.   Executive Compensation...................         28              2000 Proxy Statement
   Item 12.   Security Ownership of Certain Beneficial
              Owners and Management....................         28              2000 Proxy Statement


   Item 13.   Certain Relationships and Related
              Transactions.............................         28              2000 Proxy Statement

PART IV

   Item 14.   Exhibits, Financial Statement Schedules
              and Reports on Form 8-K..................         29              1999 Annual Report

SIGNATURES.............................................         30
EXHIBIT INDEX..........................................         32

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

     The Bank has conducted the business of a commercial bank since it commenced operations. The Bank is a community bank that serves individuals and small to medium-sized businesses through seventeen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas and two loan production offices, one located in Bellevue, Washington and one in New York, New York. Effective in February, 2000, the Bank converted its loan production office to a full-service branch in the State of Washington. The Bank has an operations center in Rosemead and has branches located in downtown Los Angeles, Monterey Park, Torrance, Artesia, Alhambra, City of Industry, Irvine, San Diego, Arcadia, Diamond Bar, Northridge, Orange, Cupertino, San Mateo, Fremont and San Jose.

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

     The Bank maintains an SBA lending division to provide loans for small to medium-sized businesses under the Small Business Administration 7-A guarantee program. Loans range from $50,000 to $1,000,000 with maturities from 7 to 25 years. As of December 31, 1999, the Bank's SBA servicing portfolio was approximately $33 million.


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


Subsidiaries
------------


Bank Subsidiaries
-----------------


     GBC Investment & Consulting Company, Inc., a wholly-owned subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis. An office was established in Taipei, Taiwan to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries. As of and for the year ended December 31, 1999, GBC Investment & Consulting Company, Inc. reported total assets of $29,000, and a net loss of $58,000.

     GBC Leasing Company, Inc. is the Bank's leasing subsidiary. The Bank owns 90% of the voting stock of this company which was formed to acquire various assets, such as equipment on lease, promissory notes and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property, described in Section 351 of the Internal

Revenue Code of 1986, as amended. As of and for the year ended December 31, 1999, GBC Leasing Company, Inc. reported total assets of $645,000, and a net loss of $66,000.

     Southern Counties Escrow, a wholly owned subsidiary of the Bank, surrendered its Escrow agent's license to the Department of Corporations which was accepted. The effective date of the surrender was March 19, 1999. The existing escrow files were transferred to a third party. As of and for the year ended December 31, 1999, Southern Counties Escrow reported assets, in the form of inter-company receivable, of $15,000 and net income of $4,000.

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


Holding Company Subsidiaries
----------------------------

     In addition to its wholly-owned bank subsidiary, the Company owns all of the outstanding stock of GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold stock warrants received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions. As of, and for the year ended, December 31, 1999, GBC Venture Capital, Inc., reported total assets of $5,480,000 and net income of $918,000. The net income is primarily the result of trading revenue resulting from the receipt of securities from venture capital funds in which the subsidiary invests and from the exercise of warrants. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology banking relationships.


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

     In 1999, the Gramm-Leach-Bliley Financial Modernization Act (the "Act") was signed into law. The Company has filed notice with the Federal Reserve that it has elected to become a financial holding company under the provisions of this law. This will become effective on April 10, 2000 unless the Company is otherwise notified by the Board of Governors of the Federal Reserve. The Act repeals the prohibitions among banks, securities firms and insurance companies by rescinding provisions of the Glass-Steagall Act and the Bank Holding Company Act. These activities will be able to be conducted by affiliates of the financial holding company under regulations still to be published by the Federal Reserve. Activities permitted by the Act are those that are financial in nature or incidental to financial activities. The Act identifies the following activities as financial in nature: lending; insurance activities, including underwriting, agency and brokerage; providing financial investment advisory services; underwriting in, and acting as a broker or dealer in, securities; merchant banking; and insurance company portfolio investment. It is not yet known in which, if any, of these financial activities the Company will engage.

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

     Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries. As discussed above, the Gramm-Leach-Bliley Act has modified this, as will be determined by subsequent implementing regulations. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in such activities. The Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices. In making such determinations, the Board considers whether the performance of such activities by the Company would offer advantages to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Further, the Board is empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

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

     The BHC Act and regulations of the Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock. The Company's stock repurchase programs are discussed in the ensuing three paragraphs.

     On September 17, 1998, the Board of Directors authorized a stock repurchase program of up to 1.4 million shares of its common stock at prevailing market prices from time to time, provided: (i) such repurchases are made pursuant to Rule 10b-18 issued by the Securities and Exchange Commission under the Securities Exchange Act of 1934 and (ii) at the time of any such repurchase, the Company qualifies for the exception for well-capitalized bank holding companies in Regulation Y of the Federal Reserve Board and meets the test for distribution under the California General Corporation Law. During the second quarter of 1999, the program was completed at a total cost of $27.6 million for the 1.4 million shares.

     In the second quarter of 1999, the Board of Directors authorized a Dutch Auction self-tender offer for up to 2 million shares of the Company's common stock. The Dutch Auction was completed in the third quarter of 1999 at a total cost of $29.6 million for the repurchase of 1.3 million shares.

     In the fourth quarter of 1999, the Board of Directors approved the purchase of up to $10 million of the Company's common stock from time to time in open market transactions. As of March 8, 2000, 27,000 shares have been repurchased at a cost of $522,000.

     The Board of Governors of the Federal Reserve System has cease and desist powers to cover parent bank holding companies and non-banking subsidiaries where action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The Board has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

     The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equals at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets equal at least 1 1/4 times its current liabilities.

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

Effect of Governmental Policies and Recent Legislation
------------------------------------------------------

     Banking is a business that depends on rate differentials. In general, the difference between the interest rates paid by a bank on its deposits and its borrowings and the interest rates received by a bank on loans extended to its customers and securities held in a bank's portfolio comprise the major portion of a bank's earnings. These rates are highly sensitive to many factors that are beyond the control of a bank. Accordingly, the earnings and growth of a bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

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

Gramm-Leach-Bliley Financial Modernization Act of 1999
------------------------------------------------------

     As mentioned above on page 7, the Gramm-Leach-Bliley Financial Modernization Act was signed into law in 1999. This Act, among other things:

  . Allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of non-banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

  .  Allows insurers and other financial services companies to acquire banks;

  . Removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

  . Establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This Act should be considered a major piece of legislation likely to have an impact on the Company and the competitive environment in which the Company operates, but at this time it is impossible to predict what such impact might be.


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


     The regulatory Capital Guidelines as well as the actual regulatory capitalization for the Company and the Bank as of December 31, 1999 follow:

                                                                       Minimum                  Well
                           GBC                  General               Regulatory            Capitalized
                         Bancorp                  Bank               Requirements           Requirements
-----------------------------------------------------------------------------------------------------------
Tier 1                     9.07%                 10.82%                      4%                    6%
Total                     12.83%                 12.07%                      8%                   10%
Leverage Ratio             8.06%                  9.58%                      4%                    5%

     As of December 31, 1999, both the Company and the Bank are considered well capitalized.


Safety and Soundness Standards
------------------------------

     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards the the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

     The FDIC has implemented a final risk-based assessment system, as required by FDICIA, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF's members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were
0.023 percent of deposits. In September 1995, the FDIC lowered assessments from their rates of $0.23 to $0.31 per $100 of insured deposits to rates of $0.04 to $0.31, depending on the condition of the bank, as a result of the recapitalization of BIF. In November of the same year, the FDIC voted to reduce its premiums for well capitalized banks to zero effective January 1, 1996.
Other banks will be charged risk-based premiums up to $0.27 per $100 of deposits. The Bank, being considered well capitalized, made no payments as FDIC insurance premium for the year ended December 31, 1999.

     The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law required savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. For 1999, the cost to the Bank was 1.2 cents per $100 of deposits. In 2000, the banking industry will assume the bulk of the payments. The new law requires the Treasury Department to deliver to Congress comments and recommendations on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Bank cannot currently be accurately predicted.

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


Employees
---------

     As of December 31, 1999, the Bank had approximately 333 full-time equivalent employees. None of the employees are represented by labor unions. Benefit programs are available to eligible employees and include, group medical-dental plans, paid sick leave, paid vacation, and a 401(k) plan.


Item 2  Properties

     GBC Bancorp shares common quarters with General Bank at 800 West 6th Street, Los Angeles, California 90017. The Bank leases approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 1999, the monthly base rent for the facility is $45,593 and is payable to the lessor, Capital & Counties, USA, Inc. The monthly base rent is subject to change on specified dates during the 15-year initial lease term pursuant to the lease agreement.

     As of December 31, 1999, the Bank operated full-service branches at sixteen leased locations (including the 800 West 6th street, Los Angeles location which houses the downtown branch of the Bank) and one location where it owns the building and land. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space. The net book value of the two owned facilities (building and land) as of December 31, 1999, was $ 2,233,000. Expiration dates of the Bank's leases range from February, 2000 to February, 2009. As of December 31, 1999, all the Bank's full-service branches are located in California and all but four are in the Southern California area. In February, 2000, the Bank opened a full-service branch in the state of Washington.

Item 3  Legal Proceedings

        In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on the financial condition or the operations of the Company.


Item 4  Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 1999, no matters were submitted to a vote of the Company's security holders.


Executive Officers of the Registrant
------------------------------------

        There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers as of December 31, 1999, and their business experience during the prior five years:


                       Age at
                      December
Name                  31,  1999                 Position/Background
----                  ---------                 -------------------

Li-Pei Wu..........      65       From May 1982 to present, Chief Executive
                                  Officer and from June 1984 to present, also
                                  Chairman of the Board of Bancorp and General
                                  Bank. President of Bancorp and General Bank
                                  from May 1982 to March 1998.

Peter Wu...........      51       From 1979 to March 1998, Executive Vice
                                  President and since January 1995, also Chief
                                  Operating Officer, of General Bank; from 1981
                                  to March 1998, Executive Vice President of
                                  Bancorp. President and Chief Operating Officer
                                  of Bancorp and General Bank since March 1998.
                                  Presently also Secretary of Bancorp and General
                                  Bank.

Peter Lowe.........      58       Executive Vice President and Chief Financial
                                  Officer of the Company and the Bank since 1994.




Domenic Massei.....    55          Executive Vice President of the Bank since
                                   February 1999, Senior Vice President of
                                   Operations Administration of the Bank from 1989
                                   to February 1999.

Eddie Chang........    44          Senior Vice President and Manager of the Real
                                   Estate Department since January 1996.  From
                                   July 1995 to January 1996 Manager of the Real
                                   Estate Department.  From July 1994 to July 1995
                                   self-employed.  From 1992 to July 1994, Senior
                                   Vice President and Manager of the Real Estate
                                   Department.

Gloria Chen........    57          Senior Vice President and Relationship Manager
                                   in the Corporate Lending Department since May
                                   1997; prior thereto, Senior Vice President and
                                   Manager of the International Department at
                                   Preferred Bank from 1992 to 1997.

Ming Lin Chen......    39          Senior Vice President and Manager of
                                   International Banking Department since July
                                   1998.  From February 1997 to June 1998, Manager
                                   of SBA Loan Department and Residential Mortgage
                                   Department. Prior thereto, Marketing Director
                                   of the Bank since 1991.

Sue Lai............    47          Senior Vice President of the Corporate Lending
                                   Department since April 1997. Manager of the
                                   Corporate Lending Department since 1994. In
                                   various capacities with the Bank since 1991.

Johnny Lee.........    37          Senior Vice President and Regional Manager of
                                   the Northern California Region since April
                                   1997. In various positions with the Bank since
                                   1990.

Gerard Lob.........    52          Senior Vice President and Manager of the New
                                   York loan production office since December
                                   1997.  Manager of Trade Finance at Standard
                                   Chartered Bank from 1991 to 1997.

Richard Voake......    59          Senior Vice President and Credit Administrator
                                   of the Bank since 1994.



Carl Maier.........     59          Vice President and Controller of the Bank since
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

     The high and low last sale or bid prices for each quarter of the years 1999 and 1998, as reported by the NASDAQ, are as follows:

                             First              Second               Third               Fourth
1999:                       Quarter             Quarter             Quarter              Quarter
----                        -------             -------             -------              -------
High                         $25.88              $20.63              $22.00               $21.25
Low                          $12.88              $14.94              $18.75               $17.81

                             First              Second               Third               Fourth
1998:                       Quarter             Quarter             Quarter              Quarter
----                        -------             -------             -------              -------
High                         $33.50              $33.06              $26.38               $29.06
Low                          $26.50              $24.75              $19.00               $20.25

     Where applicable the high and low last sale or bid prices have been adjusted to reflect the two for one split of stock to shareholders of record on April 30, 1998 and issued and distributed on May 15, 1998.

Holders
-------

     As of February 29, 2000, there were 252 holders of record of the Company's common stock according to the records of the Company's transfer agent.

Dividend
--------

     Cash dividends per share were declared during the most recent two years as per the following table:

                   First            Second           Third            Fourth           Annual
                  Quarter           Quarter          Quarter          Quarter           Total
                --------------   --------------   --------------   --------------   --------------
    1999           $0.075           $0.075           $ 0.09           $ 0.09            $0.33
    1998           $0.075           $0.075           $0.075           $0.075            $0.30

     Where applicable the cash dividends per share have been adjusted to reflect the two for one split of stock to shareholders of record on April 30, 1998, and issued and distributed on May 15, 1998.

     The Company's subsidiary, General Bank, is limited in the payment of dividends by the Financial Code of the State of California which provides that dividends in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 1999, approximately $53.6 million of undivided profits of the Bank is available for dividends to the Company, subject to the subordinated debt covenant restrictions.

Item 6  Selected Financial Data

     The selected financial data on page 34 of the Company's 1999 Annual Report to Shareholders is hereby incorporated by reference.


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations on pages 12 through 33 of the Company's 1999 Annual Report to Shareholders is hereby incorporated by reference.


Item 8  Financial Statements and Supplementary Data

     The consolidated financial statements of GBC Bancorp and its subsidiaries, together with the report thereon of Deloitte & Touche LLP, on pages 35 through 64 of the Company's 1999 Annual Report to Shareholders, are hereby incorporated by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     There were no changes in and disagreements with accountants on matters involving accounting and financial disclosure.



                                   PART III
                                   --------

Item 10 Directors and Executive Officers of the Registrant


Directors of the Registrant
---------------------------

     The information relating to directors of the Company under the caption "Election of Directors" appearing on page 5 of the Company's Definitive Proxy Statement, dated March 28, 2000, relating to the annual meeting of shareholders to be held on April 27, 2000, is hereby incorporated by reference.

Item 11  Executive Compensation

     The information regarding executive compensation under the caption "Executive Compensation" appearing on pages 7 through 14 of the Company's Definitive Proxy Statement dated March 28, 2000, for the annual meeting of shareholders to be held on April 27, 2000, is hereby incorporated by reference.


Item 12  Security Ownership of Certain Beneficial Owners and Management

     The information regarding the security ownership of certain beneficial owners and management under the caption "Shareholdings of Certain Beneficial Owners and Management" appearing on pages 2 through 4 of the Company's Definitive Proxy Statement, dated March 28, 2000, for the annual meeting of shareholders to be held on April 27, 2000, is hereby incorporated by reference.


Item 13  Certain Relationships and Related Transactions

     The information regarding certain relationships and related transactions under the caption "Certain Transactions" appearing on page 15 of the Company's Definitive Proxy Statement dated March 28, 2000, for the annual meeting of shareholders to be held on April 27, 2000, is hereby incorporated by reference.

                                    PART IV
                                    -------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules

                                                              Page in Annual Report
                                                                to   Shareholders
                                                             -----------------------
GBC Bancorp and subsidiaries:
Independent Auditors' Report..............................           Page 64

Consolidated Balance Sheets as of December 31, 1999 and
1998......................................................           Page 35


Consolidated Statements of Income for the Years Ended
December 31, 1999, 1998 and 1997..........................           Page 36


Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 1999, 1998 and
1997......................................................           Page 37



Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997..........................           Page 38


Notes to Consolidated Financial Statements................         Pages 39-63

     All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

(a)(3) Exhibit Index

(b) Reports on Form 8-K:

      There were no reports on Form 8-K issued during 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GBC Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  GBC BANCORP

/s/ Li-Pei Wu                           /s/ Peter Lowe
----------------------------            ----------------------------
by: Li-Pei Wu,                          by: Peter Lowe,
Chairman and Chief Executive Officer    Executive Vice President and Chief
                                        Financial Officer


Date: March 27, 2000                    Date: March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Thomas C. T. Chiu                   Date: March 27, 2000
-------------------------------
Thomas C. T. Chiu, Director


/s/ Chuang-I Lin                        Date: March 27, 2000
-------------------------------
Chuang-I Lin, Director


/s/ Ko-Yen Lin
-------------------------------         Date: March 27, 2000
Ko-Yen Lin, Director


/s/ Ting Y. Liu
-------------------------------         Date: March 27, 2000
Ting Y. Liu, Director


/s/ John Wang
-------------------------------         Date: March 27, 2000
John Wang, Director



-------------------------------         Date:
Kenneth C. Wang, Director


/s/ Chien-Te Wu
-------------------------------         Date: March 27, 2000
Chien-Te Wu, Director


/s/ Julian Wu
-------------------------------         Date: March 27, 2000
Julian Wu, Director

 /s/ Li-Pei Wu
 _____________________________          Date: March 27, 2000
Li-Pei Wu, Director

 /s/ Peter Wu
______________________________          Date: March 27, 2000
Peter Wu, Director

 /s/ Ping C. Wu
______________________________          Date: March 27, 2000
Ping C. Wu, Director


______________________________          Date:
Walter Wu, Director


______________________________          Date:
Chin-Liang Yen, Director

                                 EXHIBIT INDEX
                                 -------------



   Exhibit                                                                             Page
   Number                            Description                                      Number
   -------                           -----------                                      ------
      3.1   Articles of Incorporation, as amended (incorporated herein by this reference to Exhibit 3.1 on the Company's Form S-8 Registration
            Statement, dated January 20, 2000 previously filed with the
            Commission)                                                                   --
      3.2   Bylaws (incorporated herein by this reference to Exhibit 3.2 on the
            Company's Form S-8 Registration Statement dated January 20, 2000
            previously filed with the Commission)                                         --
     10.2   Lease for ground floor space at 23326 Hawthorne Boulevard, Suite
            100, Torrance, California (incorporated herein by this reference to
            Exhibit 10.2 on the Company's Form 8 to the Company's Annual Report
            on Form 10-K for the year ended December 31, 1987)                            --
     10.2   Lease for ground floor space at 1420 East Valley Boulevard.,
            Alhambra, California (incorporated herein by this reference to
            Exhibit 10.6 on the Company's Form 8 to the Company's Annual Report
            on Form 10-K for the year ended December 31, 1987)                            --
     10.3   Lease for ground floor space at 17271 Gale Ave., City of Industry,
            California (incorporated herein by this reference to Exhibit 10.7
            on the Company's Form 10-K for the year ended December 31, 1988)              --
     10.4   1988 Stock Option Plan (incorporated herein by this reference to
            Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1988)                                                  --
     10.5   Lease for ground floor space at 4010 Barranca Parkway, Irvine,
            California (incorporated herein by this reference to Exhibit 10.11
            on the Company's Form 10-K for the year ended December 31, 1989)              --
     10.6   Lease for ground floor space at 4688 Convoy Street, San Diego,
            California (incorporated herein by this reference to Exhibit 10.12
            on the Company's Form 10-K for the year ended December 31, 1989)              --
     10.7   Lease for ground floor space at 701 S. Atlantic Boulevard, Monterey
            Park, California (incorporated herein by this reference to Exhibit
            10.13 on the Company's Form 10-K for the year ended December 31,
            1990)                                                                         --
     10.8   Lease for ground floor space at 2783 S. Diamond Bar Boulevard,
            Suite 8-B, Diamond Bar, California (incorporated herein by this reference to Exhibit 10.11 on the Company's Form 10-K for the year
            ended December 31, 1991)                                                      --
     10.9   Employment Agreement among the Company, the Bank and Li-Pei Wu, dated as of December 19, 1991 (incorporated herein by this reference to Exhibit 10.12 on the Company's Form 10-K for the year
            ended December 31, 1991)                                                      --



    10.10   Non-Qualified Stock Option Agreement between the Company and Li-Pei
            Wu, dated as of December 19, 1991, relating to the grant of stock options under the Company's 1988 stock option plan (incorporated herein by this reference to Exhibit 10.13 on the Company's Form
            10-K for the year ended December 31, 1991)                                    --
    10.11   Board of Directors resolutions adopted on February 6, 1992, with respect to the GBC Bancorp Amended and Restated 1988 Stock Option
            Plan, which, among other things, authorize the grant of incentive stock options, eliminate certain limitations on the vesting and exercisability, and increase the maximum number of shares that may be issued thereunder (incorporated herein by this reference to
            Exhibit 10.14 on the Company's Form 10-K for the year ended
            December 31, 1991)                                                            --
    10.12   GBC Bancorp Amended and Restated 1988 Stock Option Plan, as Exhibit
            28.1 to Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 22, 1992, Registration Number:
            33-47452 (incorporated herein by this reference to Exhibit 10.15 on the Company's Form 10-K for the year ended December 31, 1992)
    10.13   Lease for ground floor space at 1139 West Huntington Drive,
            Arcadia, California (incorporated herein by this reference to
            Exhibit 10.16 on the Company's Form 10-K for the year ended                   --
            December 31, 1993)
    10.14   Lease for ground floor space at 2263 N. Tustin Avenue, Orange,
            California (incorporated herein by this reference to Exhibit 10.17
            on the Company's Form 10-K for the year ended December 31, 1993)              --
    10.15   Lease for office building space for ground and second floors and
            14th and 15th floors located at 800 West 6th Street, Los Angeles,
            California (incorporated herein by this reference to Exhibit 10.19
            on the Company's Form 10-K for the year ended December 31, 1993)              --
    10.16   Sublease for ground floor office building space at 1420 East Valley
            Boulevard, Alhambra, California (incorporated herein by this reference to Exhibit 10.21 on the Company's Form 10-K for the year
            ended December 31, 1994)                                                      --
    10.17   Addendum to standard office lease at 4010 Barranca Parkway, Irvine,
            California (incorporated herein by this reference to Exhibit 10.22
            on the Company's Form 10-K for the year ended December 31, 1994)              --
    10.18   Lease for ground floor office building space at 9045 Corbin Avenue,
            Northridge, California  (incorporated herein by this reference to
            Exhibit 10.23 on the Company's Form 10-K for the year ended
            December 31, 1994)                                                            --
    10.19   Lease for office building space on first and second floors located at 10001 N. De Anza Boulevard, Cupertino, California  (incorporated herein by this reference to Exhibit 10.24 on the Company's Form
            10-K for the year ended December 31, 1994)                                    --


    10.20   Lease agreement for office building space on ground floor located at 520 South El Camino Real, San Mateo, California  (incorporated herein by this reference to Exhibit 10.25 on the Company's Form
            10-K for the year ended December 31, 1994)                                    --
    10.21   Lease agreement for office building space on ground floor located at 47000 Warm Springs Boulevard, Fremont, California  (incorporated herein by this reference to Exhibit 10.26 on the Company's Form
            10-K for the year ended December 31, 1994)                                    --
    10.22   Purchase, Assignment and Assumption Agreement 615 dated as of
            December 1,1996 between Gaucho-1 Inc. and General Bank and the related Assignment and Assumption Agreement 615 dated December 27,
            1996 between the same parties (incorporated herein by this reference to Exhibit 10.22 on the Company's Form 10-K for the year
            ended December 31, 1996)                                                      --
    10.23   Purchase Assignment and Assumption Agreement dated as of December
            1, 1997 between RGL-2 Corporation and General Bank (incorporated herein by this reference to Exhibit 10.23, on the Company's Form
            10-K for the year ended December 31, 1997)                                    --
    10.24   Employment Agreement among the Company, the Bank and Li-Pei Wu, dated February 19, 1998, (incorporated herein by this reference to
            Exhibit 10 on the Company's Form 8-K dated February 19, 1998
            previously filed with the Commission.)                                        --
    10.25   Amendment to Employment Agreement among the Company, the Bank and
            Li-Pei Wu, dated March 19, 1998, (incorporated herein by this reference to Exhibit 10.1 on the Company's Form 8-K (Amendment)
            dated March 23, 1998 previously filed with the Commission.)
            GBC Bancorp 1999 Employee Stock Incentive Plan (incorporated herein           --
    10.26   by this reference to Exhibit 99.1 to Form S-8 Registration
            Statement filed with the Securities and Exchange Commission on
            January 26, 2000, file number: 333-95381)                                     --
       11   Computation of Per Share Earnings                                            P.35
       12   Computation of Ratios                                                        P.36
       13   Annual Report to Shareholders                                                P.37
       21   Subsidiaries of GBC Bancorp                                                  P.90
       23   Independent Auditors' Consent (Deloitte & Touche LLP)                        P.91
       27   Financial Data Schedule                                                      P.92

                                                                      Exhibit 11

                                  GBC BANCORP
                       Computation of Per Share Earnings
                     with Common Stock Options Outstanding
                            (Treasury Stock Method)

                                                   1999                          1998                          1997

                                             Basic        Diluted          Basic          Diluted        Basic        Diluted
Average Shares Outstanding
    Common Stock                          12,430,000      12,430,000       14,049,000     14,049,000     13,733,000    13,733,000

Common Stock Equivalents
    Stock Options                                -           417,000              -          510,000            -         692,000

Assumed Repurchase of
     Treasury Shares                             -          (175,000)             -         (214,000)           -        (291,000)

Average Common and Common
     Equivalent Shares Outstanding        12,430,000      12,672,000       14,049,000     14,345,000     13,733,000    14,134,000

Income before
     Extraordinary Item                  $29,988,000     $29,988,000      $28,142,000    $28,142,000    $26,434,000   $26,434,000
Extraordinary Item                       $       -       $       -        $       -      $       -      $  (488,000)  $  (488,000)
Net Income                               $29,988,000     $29,988,000      $28,142,000    $28,142,000    $25,946,000   $25,946,000

Earnings Per Share:
     Income before Extraordinary Item    $      2.41     $      2.37      $      2.00    $      1.96    $      1.93   $      1.87
     Extraordinary Item                  $       -       $       -        $       -      $       -      $     (0.03)  $     (0.03)
     Net Income                          $      2.41     $      2.37      $      2.00    $      1.96    $      1.90   $      1.84

                                                                      EXHIBIT 12

                                  GBC BANCORP
          COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES

(Dollars in Thousands)                                                            For the Years Ended December 31,
                                                                     -----------------------------------------------------------
                                                                        1999        1998         1997        1996        1995
                                                                     ----------    --------     --------    --------    --------
Income before income taxes & extraordinary item                        $48,320     $44,906      $40,739     $28,216     $ 9,076
Add:
      Interest on deposits                                              50,377      53,279       46,848      40,897      34,574
      Interest on borrowings                                             5,775       3,608        2,482       2,746       2,826
      Portion of rents applicable to interest *                             --          --           --          --          --
      Amortization of debt expense, discount and premium                   131         131           93          18          18
                                                                     ----------  ----------   ----------  ----------  ----------
Earnings as adjusted (1)                                              $104,603    $101,924      $90,162     $71,877     $46,494
                                                                     ==========  ==========   ==========  ==========  ==========

Less:
      Interest on deposits                                              50,377      53,279       46,848      40,897      34,574
                                                                     ----------  ----------   ----------  ----------  ----------
Adjusted earnings excluding interest on deposits (2)                   $54,226     $48,645      $43,314     $30,980     $11,920
                                                                     ==========  ==========   ==========  ==========  ==========

Fixed charges
      Interest on deposits                                             $50,377     $53,279      $46,848     $40,897     $34,574
      Interest on borrowings                                             5,775       3,608        2,482       2,746       2,826
      Rents:
          Total rents net of sublease rental                             2,409       2,287         2,17       2,095       2,177
          Portion of rents applicable to interest *                         --          --           --          --          --
      Amortization of debt expense, discount and premium                   131         131           93          18          18
      Capitalized interest                                                  --          --           --          --          --
                                                                     ----------  ----------   ----------  ----------  ----------
Total Fixed Charges (9)                                                $58,692     $59,305      $51,593     $45,756     $39,595
                                                                     ==========  ==========   ==========  ==========  ==========
Fixed charges excluding interest on deposits (10)                      $ 8,315     $ 6,026      $ 4,745     $ 4,859     $ 5,021
                                                                     ----------  ----------   ----------  ----------  ----------

Ratio of earnings to fixed charges (1)/(9)                               1.78x       1.72x        1.75x       1.57x       1.17x
                                                                     ----------  ----------   ----------  ----------  ----------
Ratio of earnings to fixed charges
      excluding interest on deposits (2)/(10)                            6.52x       8.07x        9.13x       6.38x       2.37x
                                                                     ----------  ----------   ----------  ----------  ----------
Amount of coverage surplus (deficiency)                                $45,911     $42,619      $38,569     $26,121     $ 6,899
                                                                     ==========  ==========   ==========  ==========  ==========

* Portion of rents applicable to interest is deemed immaterial

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Consolidated net income for GBC Bancorp and subsidiaries (the "Company") for the year ended December 31, 1999 totaled $29,988,000. This compares to net earnings of $28,142,000 in 1998 and $25,946,000 in 1997. Diluted earnings per share were $2.37 for 1999 compared to $1.96 for 1998, and $1.84 for 1997. Earnings per share reflect the two for one split of stock to shareholders of record on April 30, 1998, and issued and distributed on May 15, 1998. The $1,846,000, or 6.6%, increase in net income from 1998 to 1999 was primarily due to the increase of net interest income and non-interest income, partially offset by a higher provision for credit losses and higher non-interest expense.

  Net interest income increased $5,005,000, or 7.3% in 1999 compared to 1998, due primarily to a $113.2 million increase in average earning assets and an 11-basis point increase of the net interest spread. The net interest spread is defined as the yield on average interest earning assets less the rate paid on average interest bearing liabilities. The provision for credit losses increased $2,000,000 in 1999 compared to 1998 primarily as a result of an increase in the total non-accrual loans and net charge-offs. For the year ended December 31, 1999, there were $3.1 million of net charge-offs compared to net recoveries of $1.1 million for the year-ended December 31, 1998.

  Consolidated net income for the year ended December 31, 1998 totaled $28,142,000 compared to net income of $25,946,000 in 1997. The increase in net income from 1997 to 1998 was primarily due to the growth of net interest income and higher non-interest income, which were partially offset by higher non-interest expense and a higher provision for credit losses.

Net Interest Income

  Net interest income in 1999 totaled $73,978,000 compared to net interest income of $68,973,000 in 1998. As noted above, the increase was due to a $113.2 million, or 7.3%, increase in the balance of average interest earning assets and an 11-basis point increase of the net interest spread. For the year ended December 31, 1999 and 1998, the balance of average interest earning assets was $1,659.4 million and $1,546.3 million, respectively. For the year ended December 31, 1999 and 1998, the net interest spread was 3.73% and 3.62%, respectively.

  Total interest income for the year ended December 31, 1999 was $130,261,000, compared to $125,991,000 for the year ago period. The $4,270,000, or 3.4%, increase was due to the growth of average interest earning assets. The composition of this net growth of average interest earning assets included a $148.2 million increase in loans and leases, an $18.9 million increase in the securities portfolio, and a $53.9 million decrease in federal funds sold and securities purchased under agreements to resell. Partially offsetting the impact of this growth was a 30-basis point reduction of the yield on average interest earning assets from 8.15% in 1998 to 7.85% in 1999. The 1999 yield decline was the result of yield reductions on all categories of interest earning assets as follows:

                                                                    1999
Interest Earning Asset                                         Yield Reduction
------------------------------------------------------------------------------
Loans and Leases                                                    0.91%
Investment Securities                                               0.13%
Federal Funds Sold & Securities Purchased under Agreements to
 Resell                                                             0.50%

  The 91-basis point reduction of the yield on loans and leases is due to several factors: money market rate changes, significant interest income recoveries recorded in 1998, and an increase of the average of loans on non-accrual status. For 1999 the average prime rate of interest was 7.99% compared to 8.35% during 1998, a decline of 36-basis points. For 1998, repayments in full of two performing loans previously on non-accrual status, resulted in the recognition of $1,458,000 of interest income. The impact of this interest recovery was a 22-basis point increase of the yield on loans and leases in 1998. The average balance of loans on non-accrual status was $39.6 million and $13.4 million during 1999 and 1998, respectively.

  The yield on securities also declined from 6.36% in 1998 to 6.23% in 1999. The decline was primarily due to the movement of interest rates. The 50-basis point decline of the yield on federal funds sold and securities purchased under agreements to resell was also attributable primarily to money market rates.

  The downward pressure on the yield on interest earning assets was partially offset by the change in the composition of these assets. In 1999, average loans and leases, the highest yielding asset, represented 52.1% of total average interest earning assets, compared to 46.3% in 1998. Federal funds sold and securities purchased under agreements to resell, the lowest yielding asset, represented but 3.8% of total average interest earning assets in 1999 compared to 7.5% in 1998.

  Total interest expense for the year ended December 31, 1999, was $56,283,000 compared to $57,018,000 for the year ago period. The $735,000, or 1.3%, decrease is the result of a 41-basis point decline in the cost of funds from 4.53% during 1998 to 4.12% during 1999, partially offset by $106.7 million increase of average interest bearing liabilities. The rate reduction is primarily due to money market conditions as described above. Because of the maturity structure of the time deposits and the timing of the prime rate changes during 1998 and 1999, the rates paid on time deposits decreased more than the average prime rate differential during these two years. For 1999 and 1998 the rates paid on time deposits were 4.57% and 5.10%, respectively, a decline of 53-basis points. In addition, average time deposits, representing the Bank's most costly deposit product, as a percentage of total average interest bearing liabilities was 65.6% and 68.8%, for the years ended December 31, 1999 and 1998, respectively. Of the $106.7 million growth of average interest bearing liabilities, only $29.6 million, or 27.7%, was attributable to time deposits, with $32.9 million of the growth in less expensive deposit products. The remainder of the average interest bearing liability growth was in other borrowed funds which is comprised of borrowings from the Federal Home Loan Bank. The average borrowings from the Federal Home Loan Bank increased $43.2 million. For 1999, the average rate paid for other borrowed funds was 4.89%, partially offsetting the 44-basis point decline of rates paid on interest bearing deposits.

  As a result of the 30-basis point yield reduction on earning assets and the 41-basis point reduction of the cost of funds, the net interest spread increased 11-basis points from 3.62% in 1998 to 3.73% in 1999.

  The net interest margin, defined as the difference between interest income and interest expense (net interest income) divided by average interest earning assets, remained at 4.46%, unchanged from 1998. While the net interest spread increased 11-basis points, this was offset by the decline of average stockholders' equity. For 1999 and 1998 average stockholders' equity was $146.4 million and $160.0 million, respectively. The decline is primarily the result of the stock repurchase plans in effect during 1999. For 1999, stock repurchases averaged $26.9 million compared to $2.0 million in 1998. For the year ended December 31, 1999 and 1998, the percentage of average stockholders' equity to average total assets was 8.6% and 10.0%, respectively.

  Net interest income in 1998 totaled $68,973,000 compared to net interest income of $61,473,000 in 1997. The increase was due to a $193.5 million, or 14.3%, increase in the balance of average interest earning assets to $1,546.3 million during 1998 from $1,352.8 million during 1997. The favorable impact of the growth of average interest earning assets was partially offset by a 20-basis point decline of the net interest spread. This decline was attributable to a downward pressure on the yield on interest earning assets and upward pressure on the cost of funds. The yield on interest earning assets was the result of the movement of interest rates and repricing of loans. The cost of funds increased to 4.53% in 1998 from 4.38% in 1997. Notwithstanding the decline of the average prime rate occurring during the fourth quarter of 1998, the average rates paid on money market and time deposits increased due to competitive pressures. In addition, the average balance of subordinated debt was $38.8 million in 1998 compared to $26.5 million in 1997. Subordinated debt represents the highest costing source of funds for the Company. The average rate paid on interest bearing deposits was 4.38% in 1998 compared to 4.26% in 1997. Upward pressure on this rate was also due to the increased percentage of total average interest bearing deposits represented by time certificates of deposit. As of December 31, 1998 and 1997, average time certificates of deposit represented 71.3% and 69.2%, respectively, of total average interest bearing deposits.

  The following table represents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability component:

                                      1999                         1998                         1997
----------------------------------------------------------------------------------------------------------------
                                               Average                      Average                      Average
                            Average            Yield/    Average            Yield/    Average            Yield/
(Dollars In Thousands)    Balance(5)  Interest  Rate   Balance(5)  Interest  Rate   Balance(5)  Interest  Rate
----------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
 Loans and Leases(1)(2)   $  863,856  $ 81,331  9.41%  $  715,695  $ 73,886 10.32%  $  607,286  $ 63,687 10.49%
 Taxable Securities          733,179    45,675 6.23       714,328    45,461 6.36       603,771    39,067 6.47
 Tax-Exempt
  Securities(3)                    -         -    -             -         -    -         1,438        82 5.67
 Federal Funds Sold and
  Securities Purchased
  Under Agreement to
  Resell                      62,409     3,255 5.22       116,240     6,644 5.72       140,270     8,060 5.75
                          ----------- -------- ------  ----------- -------- ------  ----------- -------- ------
  Total Interest-Earning
   Assets                  1,659,444   130,261 7.85     1,546,263   125,991 8.15     1,352,765   110,896 8.20
                          ----------- -------- ------  ----------- -------- ------  ----------- -------- ------
Noninterest-Earning
 Assets:
 Cash and Due from Banks  $   33,197                   $   31,334                   $   35,913
 Trading Account
  Securities                      35                            -                            -
 Premises and Equipment,
  net                          5,528                        5,633                        5,692
 Other Assets(4)              35,815                       37,055                       46,932
                          -----------                  -----------                  -----------
  Total Noninterest-
   Earning Assets             74,575                       74,022                       88,537
                          -----------                  -----------                  -----------
Less: Allowance for
 Credit Losses               (19,903)                     (16,954)                     (15,830)
  Deferred Loan Fees          (5,068)                      (5,287)                      (3,735)
                          -----------                  -----------                  -----------
  Total Assets            $1,709,048                   $1,598,044                   $1,421,737
                          ===========                  ===========                  ===========
Interest-Bearing
 Liabilities:
 Deposits:
 Interest-Bearing Demand  $   57,885  $    533  0.92%  $   55,631  $    661  1.19%  $   61,004  $    805  1.32%
 Money Market                241,703     7,125 2.95       206,650     6,240 3.02       167,815     4,443 2.65
 Savings                      82,356     1,809 2.20        86,776     2,236 2.58       110,628     3,031 2.74
 Time Deposits               895,875    40,910 4.57       866,229    44,142 5.10       761,277    38,569 5.07
 Federal Funds Purchased
  and Securities Sold
  Under Repurchase
  Agreement                    1,316        70 5.31           553        31 5.55           381        22 5.66
 Other Borrowed Funds         48,123     2,355 4.89         4,877       227 4.66             -         -    -
 Subordinated Debt            38,937     3,481 8.94        38,805     3,481 8.97        26,467     2,553 9.65
                          ----------- -------- ------  ----------- -------- ------  ----------- -------- ------
  Total Interest-Bearing
   Liabilities             1,366,195    56,283 4.12     1,259,521    57,018 4.53     1,127,572    49,423 4.38
                          ----------- -------- ------  ----------- -------- ------  ----------- -------- ------
Noninterest-Bearing
 Liabilities:
 Demand Deposits          $  164,620                   $  148,436                   $  140,761
 Other Liabilities            31,805                       30,115                       23,899
                          -----------                  -----------                  -----------
 Total Noninterest
  Bearing Liabilities        196,425                      178,551                      164,660
                          -----------                  -----------                  -----------
 Total Liabilities         1,562,620                    1,438,072                    1,292,232
 Stockholders' Equity        146,428                      159,972                      129,505
                          -----------                  -----------                  -----------
 Total Liabilities and
  Stockholders' Equity    $1,709,048                   $1,598,044                   $1,421,737
                          ===========                  ===========                  ===========
 Net Interest
  Income/Spread                       $ 73,978  3.73%              $ 68,973  3.62%              $ 61,473  3.82%
                                      ========                     ========                     ========
 Net Interest Margin                            4.46%                        4.46%                        4.54%

(1) For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding
(2) Loan interest includes loan fees for the years ended December 31, 1999, 1998 and 1997 of $6,964,000, $5,547,000 and $4,554,000, respectively
(3) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis
(4) Other assets includes average other real estate owned, net, for the years ended December 31, 1999, 1998 and 1997 of $7,909,000, $7,002,000 and
    $13,528,000, respectively
(5) Average balances are computed based on the average of the daily ending balances

                                        Years Ended December 31,
-------------------------------------------------------------------------------
                                1999 Compared              1998 Compared
                                  with 1998                  with 1997
                             Increase (Decrease)         Increase (Decrease)
                              Due to Changes in:         Due to Changes in:
(In Thousands)             Volume    Rate     Net     Volume    Rate     Net
-------------------------------------------------------------------------------

Interest Earned on (1):
 Loans and Leases         $14,351  $(6,907) $ 7,444  $11,206  $(1,006) $10,200
 Taxable Securities(2)      1,195     (980)     215    7,045     (652)   6,393
 Tax-Exempt Securities(2)       -        -        -      (82)       -      (82)
 Federal Funds Sold and
  Securities Purchased
  Under
  Agreement to Resell      (2,851)    (538)  (3,389)  (1,373)     (43)  (1,416)
                          -------- -------- -------- -------- -------- --------
  Total Interest-Earning
   Assets                  12,695   (8,425)   4,270   16,796   (1,701)  15,095

Interest Paid On (1):
 Deposits:
  Interest-Bearing Demand      26     (155)    (129)     (68)     (76)    (144)
  Money Market              1,037     (151)     886    1,118      680    1,798
  Savings                    (110)    (316)    (426)    (623)    (172)    (795)
  Time                      1,472   (4,705)  (3,233)   5,347      225    5,572
 Federal Funds Purchased
  and Securities Sold Un-
  der
  Repurchase Agreement         40       (1)      39       10       (1)       9
 Other Borrowed Funds       2,116       12    2,128      227        -      227
 Subordinated Debt              -        -        -    1,118     (190)     928
                          -------- -------- -------- -------- -------- --------
  Total Interest-Bearing
   Liabilities              4,581   (5,316)    (735)   7,129      466    7,595
                          -------- -------- -------- -------- -------- --------
Change in Net Interest
 Income                   $ 8,114  $(3,109) $ 5,005  $ 9,667  $(2,167) $ 7,500
                          ======== ======== ======== ======== ======== ========

(1) Changes in interest income and interest expense attributable to changes in rate/volume have been allocated to the change due to volume and the change due to rate in relation to the absolute dollar amount of the change in each
(2) Interest income from municipal bonds and auction preferred stocks is not adjusted to a fully taxable equivalent basis

Provision for Credit Losses

  The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay.

  For 1999, the provision for credit losses was $3,500,000 compared to $1,500,000 for 1998, representing an increase of $2,000,000. This increase of the provision for credit losses was due in part to the increase in non-accrual loans and net charge-offs from December 31, 1998 to December 31, 1999. As of December 31, 1999, non-accrual loans totaled $44.5 million compared to $20.8 million as of December 31, 1998.

  For the year ended December 31, 1999 there were net charge-offs of $3.1 million which compares to net recoveries of $1.1 million for the year ended December 31, 1998.

  For 1998, the provision for credit losses was $1,500,000 compared to $1,000,000 for 1997, representing an increase of $500,000. The increase was primarily due to the increase in non-accrual loans. As of December 31, 1998 and 1997, loans on non-accrual status totaled $20.8 million and $9.8 million, respectively. For 1998, net recoveries were $1.1 million compared to $0.4 million of net charge-offs for 1997.

Non-Interest Income

  Non-interest income consists primarily of service charges on deposit accounts, fees and commissions resulting from the Bank's international activities, fees from servicing Small Business Administration (SBA) loans, trading account revenue, and income from other investments.

  Non-interest income in 1999 totaled $10,544,000, representing an increase of $2,681,000, or 34.1%, over $7,863,000 of non-interest income in 1998. The increase was primarily attributable to the increase of service charges and commissions and trading account revenue.

  Service charges and commissions increased $1,270,000, or 19.6%, during 1999 compared to 1998. $1,102,000, or 86.8%, of this increase was due to growth of commissions on standby and commercial letters of credit. These commissions totaled $3,452,000 in 1999 compared to $2,350,000 in 1998.

  Trading account revenue is income earned on securities classified as trading account securities. During 1999, GBC Venture Capital ("Venture Capital") received equity securities which it held as trading securities from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The mark to market and disposition of these securities results in trading account revenue. In addition, outstanding short sales transactions involving equities held in the trading account are marked to market through the statement of income. For 1999, trading account revenue totaled $1,525,000. For 1998, trading account revenue totaled $211,000. As of December 31, 1999, Venture Capital had entered into two short sale transactions. There were no short sale transactions outstanding as of December 31, 1998.

  Non-interest income in 1998 totaled $7,863,000, representing an increase of $1,224,000, or 18.4%, over $6,639,000 of non-interest income in 1997. A
$736,000, or 12.8%, increase in service charges and commissions accounts for 60.1% of the total increase of non-interest income. The increase in service charges and commissions was due primarily to growth of commissions for both commercial and standby letters of credit. For the years ended December 31, 1998 and 1997, commissions for commercial, standby letters of credit and acceptances totaled $2,550,000 and $1,675,000, respectively, representing an increase of $875,000 or 52.2%. A $254,000, or 39.9%, increase of other non-interest income was mainly due to the interest on a tax refund received in 1998.

Non-Interest Expense

  Non-interest expense increased $2,272,000, or 7.5%, from $30,430,000 in 1998 to $32,702,000 in 1999. Salaries and employee benefits increased $820,000, or 4.4%, from 1998. The increase was primarily due to increases in salaries, incentive compensation expense and deferred compensation for the Company's CEO, all of which totaled $715,000. The increase of salaries, totaling $445,000, was the result of annual increases and a slight increase of the average annual full time employee equivalent ("FTE") during 1999 compared to 1998. For 1999 the average FTE was 330 compared to 326 during 1998. The incentive compensation and deferred compensation for the CEO combined for a total increase of $270,000, mainly due to the growth of pre-tax earnings in 1999 compared to 1998.

  During the fourth quarter 1999, the company sold available for sale securities with a net book value of $135.6 million realizing a $751,000 loss on sale. There were no losses incurred on sale transactions in 1998.

  Net other real estate expense (income) increased $221,000, or 109%, in 1999 compared to 1998. A $1,900,000 addition to the valuation allowance in 1999 was partially offset by a $1,860,000 increase of net gain on sale of OREO. During the third quarter, one of the Bank's OREO properties was sold resulting in a $1,116,000 gain on sale.

  Other non-interest expense which increased $334,000, or 4.9%, included a $260,000 accelerated write-off of the intangible asset associated with an escrow subsidiary, the assets of which were sold to a third party. The 1998 amortization of this intangible was $52,000. For the year ended December 31, 1999 and 1998, the Company's efficiency ratio (non-interest expense divided by the sum of net interest income plus non-interest income) was 38.7% and 39.6%, respectively.

For 1998, non-interest expense increased $4,057,000, or 15.4%, to $30,430,000 from $26,373,000 in 1997. Of this increase, $2,203,000 was attributed in part to the increase of salaries and employee benefits caused by a 10.0% increase in salaries. For the year ended December 31, 1998 and 1997, the average of the monthly full time equivalent number of employees was 326 and 315, respectively. In addition, expense accruals associated with the employment contract of the CEO which was effective in 1998 were recorded and are included in salaries and employee benefits.

  Net other real estate owned expense (income) increased $609,000 in 1998 primarily due to higher net OREO gains in 1997. Net gains/losses are included as a component of net other real estate owned expense (income). For 1998, OREO expenses of $812,000 were offset by $1,015,000 of net OREO gains and other OREO income. For 1997, higher OREO expense of $1,893,000 were offset by higher OREO net gains of $2,705,000.

  Other non-interest expense which increased $840,000, or 14.0%, is comprised of a number of expense classifications. The increase was spread among the various categories and, in general, represents the growth of the Company. For the year ended December 31, 1998 and 1997, the Company's efficiency ratio (non-interest expense divided by the sum of net interest income plus non-interest income) was 39.6% and 38.7%, respectively.

Provision for Income Taxes

  For 1999, the Company's provision for income taxes was $18,332,000, an increase of $1,568,000, or 9.4%, from $16,764,000 recorded in 1998. The effective tax rate in 1999 was 37.9% as compared to 37.3% in 1998.

  For 1998, the Company's provision for income taxes was $16,764,000, an increase of $2,459,000, or 17.2%, from $14,305,000 recorded in 1997. The effective tax rate in 1998 was 37.3% as compared to 35.1% in 1997. The increased effective tax rate was due primarily to the reduced level of low income housing ("LIH") tax credits as a percentage of pre-tax income which is due to the higher level of pre-tax income. The LIH tax credit was $2,063,000 in 1998, unchanged from 1997.

Extraordinary Item

  During the third quarter of 1997, the Company incurred an $841,000 prepayment premium for the early extinguishment of its $15 million subordinated debt. The prepayment premium, net of taxes of $353,000, is included in the consolidated statements of income as an extraordinary item amounting to $488,000 for the year ended December 31, 1997.

Financial Condition

  The Company's assets totaled $1,744.2 million as of December 31, 1999, representing an increase of $63.4 million, or 3.8%, over the $1,680.8 million total assets as of December 31, 1998. The asset growth was primarily funded by an increase of total deposits of $109.9 million. The deposit increase was partially offset by the $30.0 million decrease in the balance of stockholders' equity. This reduction is due to stock repurchases. During 1999 a total of 2.3 million shares were repurchased at a total cost of $46.8 million. In addition, approximately $30 million of securities awaiting settlement as of December 31, 1998, were purchased in mid-December, 1998.

  The 1999 asset growth was reflected primarily in the loans and leases portfolio which increased $137.0 million, or 17.4%. Other categories of interest earning assets declined with the securities portfolio decreasing $64.5 million, or 8.6%, and federal funds sold and securities purchased under agreements to resell decreasing $21.0 million, or 20.8%. Trading account securities and other investment which are a source of non-interest income to the Company, are not, however, included as interest earning assets.

Loans and Leases

  The growth of loans and leases to $926.0 million as of December 31, 1999, from $788.9 million as of December 31, 1998, represents a 17.4% increase. The largest growth component of the loan portfolio was commercial loans which increased $89.2 million, or 28.8%. The commercial loan growth was due to trade financing loans which increased $84.8 million, or 36.8%, from $230.5 million as of December 31, 1998 to $315.3 million as of December 31, 1999. The continued upward trend of trade financing loans reflects the positive California economy and management's objective of increased participation in the growth of international trade.

  Trade financing loans are made by the Bank's International Division which, in addition to granting loans to finance the import and export of goods between the United States and countries in the Pacific Rim, also provides letters of credit and other related services. The Bank does not make loans to foreign banks, foreign governments or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis. All loan transactions are U.S. dollar denominated.

  Commercial loans also includes $48.2 million of unsecured commercial loans and $34.9 million of Small Business Administration loans of which $21.5 million are government sponsor-guaranteed. As of December 31, 1999, commercial loans represented 43.0% of the total loan portfolio compared to 39.2% as of December 31, 1998.

  Construction loans are real estate loans secured by first trust deeds. As of December 31, 1999, construction loans totaled $195.1 million, or 21.1%, of the total loan portfolio, representing an increase of $17.4 million, or 9.8%.

  Conventional real estate loans are loans, other than construction loans, secured by first trust deeds or junior real estate liens. As of December 31, 1999, conventional real estate loans totaled $295.6 million, or 31.9%, of the total loan portfolio, representing a $31.7 million increase. As of December 31, 1998, conventional real estate loans totaled $263.9 million, or 33.5% of the loan portfolio.

  The Company's lending policy limits the loan to value ratio on conventional real estate and construction loans to a maximum of 75% of the appraised value with loans in excess of such amount being on an exception basis.

  The following table sets forth the breakdown by type of collateral for construction and conventional real estate loans as of December 31, 1999 and 1998:

(Dollars In
Thousands)                                  1999                                            1998
----------------------------------------------------------------------------------------------------------------------
                                               Conventional                                    Conventional
                       Construction            Real Estate             Construction            Real Estate
Project Type              Loans     Percentage    Loans     Percentage    Loans     Percentage    Loans     Percentage
----------------------------------------------------------------------------------------------------------------------
Residential:
 Single-Family           $110,101       56%      $ 13,141        4%      $118,251       67%      $ 20,904        8%
 Townhouse                  6,923         4           860         1         2,505         1           885         -
 Condominums               32,920        17         4,403         1        17,104        10         2,567         1
 Multi-Family                   -         -        34,714        12         1,151         1        30,965        12
 Land Development               -         -           292         -             -         -             -         -
                         --------      ----      --------      ----      --------      ----      --------      ----
Total Residential        $149,944       77%      $ 53,410       18%      $139,011       79%      $ 55,321       21%
                         --------      ----      --------      ----      --------      ----      --------      ----
Non-Residential
 Warehouse               $  3,159        2%      $ 54,091       18%      $  4,150        2%      $ 45,815       17%
 Retail Facilities         34,646        18        54,528        19        31,254        18        59,835        23
 Industrial Use             2,657         1        28,916        10         2,570         1        29,380        11
 Office                         -         -        27,334         9             -         -        23,864        10
 Hotel and Motel                -         -        56,504        19             -         -        40,854        15
 Other                      4,727         2        20,831         7           752         -         8,800         3
                         --------      ----      --------      ----      --------      ----      --------      ----
Total Non-Residential    $ 45,189       23%      $242,204       82%      $ 38,726       21%      $208,548       79%
                         --------      ----      --------      ----      --------      ----      --------      ----
Total                    $195,133      100%      $295,614      100%      $177,737      100%      $263,869      100%
                         ========      ====      ========      ====      ========      ====      ========      ====

  Substantially all of the collateral securing construction and conventional real estate loans is located in California. However, the Bank does financing out-of-state as well. In addition, effective in 1998, the Bank has established loan production offices in the states of Washington and New York. Effective in February, 2000, the Bank is operating a full service branch in the state of Washington.

  Other loans are primarily comprised of loans secured by the Bank's time deposits. Other loans totaled $20.2 million and $22.3 million, as of December 31, 1999 and 1998, respectively.

  Leveraged leases are comprised primarily of two aircraft leveraged leases. In December 1997, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.0 million and a remaining estimated economic life of 28 years. The lease term ends in March, 2016, however, the lessee has an early buy out option in the year 2011. The Company's equity investment is $6.3 million. As of December 31, 1999, the aircraft is subject to $16.7 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the full-term lease is estimated to be $5.5 million, as of December 31, 1999, unchanged from prior years.

  In December 1996, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.2 million and a remaining estimated economic life of 30 years. The lease term is through the year 2012. The Company's equity investment is $5.2 million. As of December 31, 1999, the aircraft is subject to $16.3 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $7.6 million, as of December 31, 1999, unchanged from prior years.

  For federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.

  In addition to the two aircraft leveraged leases, the Company has two other leveraged leases included in loans and leases totaling $0.6 million, as of December 31, 1999.

  In the ordinary course of business, the Bank has granted loans to certain directors and companies with which they are associated. In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. Please refer to note 5 of notes to consolidated financial statements.

  The following table sets forth the gross amount of loans outstanding in each category as of the dates indicated:

                                                  December 31,
------------------------------------------------------------------------------
(In Thousands)                      1999     1998     1997     1996     1995
------------------------------------------------------------------------------
Commercial                         398,379 $309,198 $233,309 $183,268 $151,709
Real Estate-Construction           195,133  177,737   90,560   66,572   53,423
Real Estate-Conventional           295,614  263,869  276,350  273,080  239,016
Installment                             11       37       54       86      231
Other Loans                         20,238   22,302   23,993   22,362   22,310
Leveraged Leases                    16,582   15,802   14,563    6,986      255
Loans to Depository Institutions         -        -        -   50,000    5,000
                                  -------- -------- -------- -------- --------
Total                             $925,957 $788,945 $638,829 $602,354 $471,944
                                  ======== ======== ======== ======== ========

  The following table shows the maturity schedule of the Company's loans outstanding as of December 31, 1999, which is based on the remaining scheduled repayments of principal. Non-accrual loans of $44.5 million are included in the "within one year" category:

                                    After
                                   One but    More
                           Within   Within    than
                            One      Five     Five
(In Thousands)              Year    years    Years    Total
-------------------------------------------------------------
Commercial                $336,970 $ 28,468 $ 32,941 $398,379
Real Estate-Construction   156,333   38,800        -  195,133
Real Estate-Conventional    42,456  150,233  102,925  295,614
Installment                      -       11        -       11
Other Loans                 19,949      289        -   20,238
Leveraged Leases                 -      587   15,995   16,582
                          -------- -------- -------- --------
Total                     $555,708 $218,388 $151,861 $925,957
                          ======== ======== ======== ========

  As of December 31, 1999, excluding non-accrual loans, loans and leases scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

                               After
                              One but    More
                      Within   Within    than
                       One      Five     Five
(In Thousands)         Year    years    Years    Total
--------------------------------------------------------
Total Fixed Rate     $ 30,840 $112,714 $115,362 $258,916
Total Variable Rate   622,520        -        -  622,520
                     -------- -------- -------- --------
Total                $653,360 $112,714 $115,362 $881,436
                     ======== ======== ======== ========

  As of December 31, 1999 and 1998, there were no loans held for sale. No loans held for sale were originated during 1999 and 1998. In 1997, management discontinued its operation of originating fixed rate residential mortgage loans for sale in the secondary market. In 1998, the Bank transferred its servicing rights on loans originated with servicing rights retained to a third party realizing a gain on the transaction of $338,000. This amount is included in gain on sale of loans, net, in the consolidated statements of income. As of December 31, 1999, the Bank continues to service mortgages under an FNMA contract amounting to $2.0 million.

Non-performing Assets

  A certain degree of risk is inherent in the extension of credit. Management believes that it has credit policies in place to assure minimizing the level of loan losses and non-performing loans. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance. Included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

  The Company has a policy of classifying loans (including impaired loans) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of the underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. The amortization of any deferred loan fees is stopped. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied against principal or reported as recoveries on amounts previously charged-off, according to management's judgment as to the collectibility of principal.

  The following table provides information with respect to the Company's past due loans, non-accrual loans, other real estate owned and restructured loans, as of the dates indicated:

                                                  December 31,
----------------------------------------------------------------------------
(In Thousands)                        1999    1998    1997    1996    1995
----------------------------------------------------------------------------
Loans 90 Days or More Past Due and
 Still Accruing                      $     - $   780 $ 2,778 $ 6,779 $     9
Non-accrual Loans                     44,521  20,790   9,834  11,719  43,712
                                     ------- ------- ------- ------- -------
Total Past Due Loans                  44,521  21,570  12,612  18,498  43,721
Restructured Loans                     7,249  10,440  20,323  23,125  10,151
                                     ------- ------- ------- ------- -------
Total Non-performing Loans            51,770  32,010  32,935  41,623  53,872
Other Real Estate Owned, Net           8,170   6,885   7,871  12,988   7,686
                                     ------- ------- ------- ------- -------
Total Non-performing Assets          $59,940 $38,895 $40,806 $54,611 $61,558
                                     ======= ======= ======= ======= =======
Non-performing Assets to
 Period End Loans and Leases, Net,
 Plus Other Real Estate Owned, Net     6.59%   5.05%   6.52%   9.17%  13.39%
                                     ======= ======= ======= ======= =======
Non-performing Assets to Period End
 Total Assets                          3.44%   2.31%   2.70%   4.04%   5.11%
                                     ======= ======= ======= ======= =======

  Total non-performing assets increased to $59.9 million, as of December 31, 1999, from $38.9 million as of December 31, 1998, representing a $21.0 million, or 54.0% increase. The increase is primarily due to the increase of non-accrual loans, in general, and one construction loan, in particular, as discussed below.

Past-due loans

  There were no loans 90 days or more past due and still accruing, as of December 31, 1999, down from $0.8 million, as of December 31, 1998.

Non-accrual loans

  The following table analyzes the $23.7 million increase of non-accrual loan activity during the year:

(In Thousands)
-------------------------------------------------

Balance at December 31, 1998             $20,790
Add: Loans Placed on Non-accrual Status   50,289
Less: Charge-offs                         (4,859)
    Returned to Accrual Status            (5,341)
    Repayments                            (7,586)
    Transferred to OREO                   (8,772)
                                         --------
Balance at December 31, 1999             $44,521
                                         ========

  The $23.7 million, or 114%, increase of loans placed on non-accrual status is mainly the result of a $31 million construction loan for a casino in Las Vegas. The loan is collateralized by a first trust deed on the building, second trust deeds on an associated hotel and on a RV park, and by a first trust deed on undeveloped land. On January 26, 2000, the Company announced that a portion of the Bank's collateral consisting of the hotel, casino and RV park for the Sunrise Suites loan had been sold at a bankruptcy court auction for a total of $42 million. The sale closed on February 25, 2000 with the Bank receiving $28 million. Certain remaining collateral is scheduled for sale in the future with an appraised value of $9.2 million.

  The following table breaks out the Company's non-accrual loans by loan category as of December 31, 1999 and 1998:

(In Thousands)             1999    1998
-----------------------------------------
Commercial                $ 8,567 $19,202
Real Estate-Construction   35,694     277
Real Estate-Conventional      221   1,309
Installment                     -       2
Other Loans                    39       -
                          ------- -------
Total                     $44,521 $20,790
                          ======= =======

  The effect of non-accrual loans outstanding as of year-end on interest income for the years 1999, 1998 and 1997 is presented below:

(In Thousands)             1999     1998     1997
---------------------------------------------------
Contractual Interest Due  $4,546  $ 2,192  $ 1,954
Interest Recognized         (972)  (1,540)  (1,041)
                          ------- -------- --------
Net Interest Foregone     $3,574  $   652  $   913
                          ======= ======== ========

  Contractual interest due is based on original loan amounts. Any partial charge-offs are not considered in the determination of contractual interest due.

Restructured loans

  The balance of restructured loans as of December 31, 1999, was $7.2 million compared to $10.4 million as of December 31, 1998, representing a $3.2 million, or 30.6%, decrease. The decline was primarily the result of the pay-off of two restructured loans totaling $3.0 million as of December 31, 1998, and continuing monthly payments pursuant to the restructured terms. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of December 31, 1999, restructured loans consisted of nine credits, down from eleven, as of December 31, 1998. The weighted average yield of the restructured loans as of December 31, 1999, was 9.82%.

  The following table breaks out the restructured loans by accrual status as of the dates indicated:

                         December 31,
--------------------------------------
(In Thousands)           1999   1998
--------------------------------------
Restructured Loans:
  On Accrual Status     $7,249 $10,440
  On Non-accrual Status    216     505
                        ------ -------
Total                   $7,465 $10,945
                        ====== =======

  As of December 31, 1999, there are no commitments to lend additional funds to borrowers associated with restructured loans.

  The effect of restructured loans outstanding as of year-end on interest income for the years ended December 31, 1999, 1998 and 1997 is presented below:

(In Thousands)             1999    1998     1997
--------------------------------------------------
Contractual Interest Due  $ 993  $ 1,491  $ 2,242
Interest Recognized        (764)  (1,150)  (1,853)
                          ------ -------- --------
Net Interest Foregone     $ 229  $   341  $   389
                          ====== ======== ========

Other real estate owned

  As of December 31, 1999, other real estate owned, net of valuation allowance of $3.0 million, totaled $8.2 million, representing an increase of $1.3 million, or 18.8%, from the balance of $6.9 million, net of valuation allowance of $2.0 million, as of December 31, 1998. As of December 31, 1999, OREO consisted of 12 properties, down from 22 properties, as of December 31, 1998. One property with a carrying value of $6.4 million, constitutes 78.0% of the total net OREO.

  The following is an analysis of the change in gross OREO (OREO before valuation allowance):

(In Thousands)
----------------------------------------------
Beginning balance, December 31, 1998  $ 8,885
Additions                               9,341
Dispositions                           (7,041)
                                      -------
Ending balance, December 31, 1999     $11,185
                                      =======

  The net gain realized on the sales for 1999 was $2,604,000 compared to $744,000 for 1998.

  The outstanding OREO properties are all included in the Bank's market area. They include single family residences, condominiums, commercial buildings, and land. Eight properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, it will sell the land undeveloped.

  The following table sets forth OREO by type of property as of the dates indicated:

                                 December 31,
-------------------------------------------------
(In Thousands)                   1999     1998
-------------------------------------------------
Property Type
Single-Family Residential       $   395  $   752
Condominium                           -      485
Land                              1,099    3,621
Retail Facilities                 1,141    4,027
Industrial Facilities/Building    8,550        -
Less: Valuation Allowance        (3,015)  (2,000)
                                -------  -------
Total                           $ 8,170  $ 6,885
                                =======  =======

  As of December 31, 1999 and 1998, the land owned was primarily for residential housing development.

Impaired loans

  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $46.9 million of net recorded investment of impaired loans as of December 31, 1999, $3.6 million is included in the balance of restructured loans and is performing pursuant to the terms and conditions of the restructuring.

  The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the dates indicated:

                                               As of and for the Year Ended
                                                       December 31,
-------------------------------------------------------------------------------
(In Thousands)                                   1999       1998       1997
-------------------------------------------------------------------------------
Recorded Investment with Related Allowance     $  42,881  $  20,746  $  16,095
Recorded Investment with no Related Allowance      4,003      1,519      1,022
                                               ---------  ---------  ---------
Total Recorded Investment                      $  46,884  $  22,265  $  17,117
Allowance on Impaired Loans                    $  (5,806)    (3,250)    (1,544)
                                               ---------  ---------  ---------
Net Recorded Investment in Impaired Loans      $  41,078  $  19,015  $  15,573
                                               =========  =========  =========
Average Total Recorded Investment in Impaired
 Loans                                         $  46,479  $  13,467  $  22,370
Interest Income Recognized                     $     538  $     478  $   1,508

  Of the amount of interest income recognized in 1999, 1998 and 1997 no interest was recognized under the cash basis method.

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

Allowance for Credit Losses

  As of December 31, 1999, the balance of the allowance for credit losses was $19.8 million, representing 2.14% of outstanding loans and leases. This compares to an allowance for credit losses of $19.4 million as of December 31, 1998, representing 2.46% of outstanding loans and leases.

  The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the formula allowance.

  The formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk rating of such loans, pools of loans, leases or commitments. Changes in risk rating of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

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

  The ratio of the allowance for credit losses to non-performing and restructured loans decreased to 38.3% as of December 31, 1999 from 60.6% as of December 31, 1998. As a percentage of non-accrual loans, the allowance declined to 44.5% as of December 31, 1999 compared to 93.2% as of December 31, 1998. The erosion of this ratio is primarily due to the $31 million construction loan that became non-accrual in 1999, as discussed above. The provision for credit losses is the amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio.

  A detailed analysis of the Company's allowance for credit losses, the recoveries on loans previously charged off, and the amount of loans and leases charged off, is summarized in the following table:

(In Thousands)                       1999     1998     1997     1996     1995
-------------------------------------------------------------------------------
Balance at Beginning of Year       $19,381  $16,776  $16,209  $16,674  $23,025
Charge-offs:
  Commercial                         6,330    1,949    3,848    1,492    2,219
  Real Estate                            7      338      803    5,810   23,293
  Installment & Other                    -        -       47      148        8
                                   -------- -------- -------- -------- --------
Total Charge-offs                    6,337    2,287    4,698    7,450   25,520
                                   -------- -------- -------- -------- --------
Recoveries:
  Commercial                           417      901      491      315       43
  Real Estate                        2,847    2,491    3,723    2,139      553
  Installment & Other                    -        -       51       31        3
                                   -------- -------- -------- -------- --------
Total Recoveries                     3,264    3,392    4,265    2,485      599
                                   -------- -------- -------- -------- --------
Net Charge-offs (Recoveries)         3,073   (1,105)     433    4,965   24,921
Provision Charged to Operating
 Expenses                            3,500    1,500    1,000    4,500   18,570
                                   -------- -------- -------- -------- --------
Balance at End of Year             $19,808  $19,381  $16,776  $16,209  $16,674
                                   ======== ======== ======== ======== ========
Ratio of Net Charge-offs to Aver-
 age Loans and Leases Outstanding     0.36%     N/A     0.07%    0.96%    5.10%
                                   ======== ======== ======== ======== ========
Allowance for Credit Losses to
 Year-End Loans and Leases            2.14%    2.46%    2.63%    2.69%    3.53%
                                   ======== ======== ======== ======== ========
Allowance for Credit Losses to
 Non-accrual Loans                   44.49%   93.22%  170.59%  138.31%   38.15%
                                   ======== ======== ======== ======== ========
Allowance for Credit Losses to
 Non-performing and Restructured
 Loans                               38.26%   60.55%   50.94%   38.94%   30.95%
                                   ======== ======== ======== ======== ========
Provision for Credit Losses Di-
 vided by Net Charge-offs           113.90%     N/A   230.95%   90.63%   74.52%
                                   ======== ======== ======== ======== ========
Allowance for Credit Losses to
 Past Due Loans                      44.49%   89.85%  133.02%   87.63%   38.14%
                                   ======== ======== ======== ======== ========

  For the year 1999, there were net charge-offs of $3.1 million compared to net recoveries of $1.1 million in 1998. For both years, loan recoveries were approximately the same ($3.3 million and $3.4 million for 1999 and 1998, respectively); however, charge-offs were $6.3 million in 1999 compared to $2.3 million in the year earlier period. 1999 charge-offs included a $2.3 million charge-off related to the transfer to OREO of a $12.6 million loan for a borrower who filed for bankruptcy.

  Although the Company does not normally allocate the allowance for credit losses to specific loan categories, an allocation to the major categories has been made for purposes of this report as set forth in the following table. These allocations are estimates based on historical loss experience and management's judgment. The allocation of the allowance for credit losses is not necessarily an indication that the charge-offs will occur, or if they do occur, that they will be in the proportion indicated in the following table:

                                                        December 31,
---------------------------------------------------------------------------------------------------
                              1999           1998           1997           1996           1995
(Dollars In Thousands)     (1)    (2)     (1)    (2)     (1)    (2)     (1)    (2)     (1)    (2)
---------------------------------------------------------------------------------------------------
Commercial               $ 8,626 43.0%  $ 9,834 39.2%  $ 6,538 36.5%  $ 4,664  30.4% $ 4,239  32.2%
Real Estate - Construc-
 tion                      6,636 21.1     4,307 22.5     1,852 14.2     2,796  11.1      928  11.3
Real Estate - Conven-
 tional                    4,078 31.9     4,669 33.5     7,478 43.2     8,337  45.3   11,167  50.6
Installment                    -    -         1    -         1    -         1      -       3   0.1
Other Loans                  257  2.2       337  2.8       372  3.8       313   3.7      280   4.7
Leveraged Leases             211  1.8       233  2.0       535  2.3        98   1.2        -      -
Loan to Despository In-
 stitutions                    -    -         -    -         -    -         -   8.3        -      -
Unallocated                    -    -         -    -         -    -         -      -      57   1.1
                         ------- ------ ------- ------ ------- ------ ------- ------ ------- ------
Total                    $19,808 100.0% $19,381 100.0% $16,776 100.0% $16,209 100.0% $16,674 100.0%
                         ======= ====== ======= ====== ======= ====== ======= ====== ======= ======

(1) Amount represents the allocated portion of the allowance for credit losses to the credit categories for each respective year
(2) Percentage indicated represents the proportion of each loan category to total loans for each respective year

Securities

  The Company classifies its securities as held to maturity, trading or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

  Securities that are obtained and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Equity securities obtained from exercise of warrants and distributions from venture capital funds are classified as trading.

  Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in stockholders' equity.

  As of December 31, 1999, the Company recorded net unrealized holding losses of $14,283,000 on its available for sale portfolio. Included as a deduction of other comprehensive income is $8,278,000, representing the net unrealized holding losses, net of tax. As of December 31, 1998, the Company had recorded net unrealized holding gains of $3,172,000 on its available for sale portfolio and included $1,838,000 in other comprehensive income, representing the net unrealized holding gains, net of tax.

  The following table discloses proceeds received and gross gains/losses realized from the sale of securities as indicated for the years as indicated:

Security
Classification              1999                 1998
-------------------------------------------------------------
(In Thousands)      Proceeds Gain (Loss) Proceeds Gain (Loss)
-------------------------------------------------------------
Available for Sale  $134,826 $  - $(751)   $  -   $  -  $ -
Trading Account          369  366     -     257    107    -
                    -------- ---- ------   ----   ----  ---
Total:              $135,195 $366 $(751)   $257   $107  $ -
                    ======== ==== ======   ====   ====  ===

  There were no sales of any securities during 1997.

  The following table summarizes the carrying value of the Company's securities held to maturity, securities available for sale and trading securities for each of the past three years:

                                               December 31,
------------------------------------------------------------------
(In Thousands)                            1999     1998     1997
------------------------------------------------------------------
Securities Held to Maturity:
  U.S. Government Agencies              $  1,294 $ 24,594 $ 58,003
  Collateralized Mortgage Obligations          6       22       42
                                        -------- -------- --------
Total                                   $  1,300 $ 24,616 $ 58,045
                                        ======== ======== ========
Securities Available for Sale:
  U. S. Treasuries                      $      - $  1,862 $  6,900
  U.S. Government Agencies                21,374   59,775  220,392
  Mortgage Backed Securities             170,771   73,207   57,493
  Commercial Mortgage Backed Securities   30,278        -        -
  Corporate Notes                         58,571   34,924    9,181
  Collateralized Mortgage Obligations    158,911  246,647  188,552
  Asset Backed Securities                237,002  259,608  136,973
  Auction Preferred Stocks                     -        -   18,500
  Commercial Paper                             -   39,860        -
  Other Securities                         6,110    8,289    5,669
                                        -------- -------- --------
Total                                   $683,017 $724,172 $643,660
                                        ======== ======== ========
Trading Account Securities:
  Equity Issues                         $  1,114 $      - $      -
                                        -------- -------- --------
Total                                   $  1,114 $      - $      -
                                        ======== ======== ========

  The following table shows the contractual maturities of securities as of December 31, 1999, and the weighted average yields. The actual maturities of certain securities are expected to be shorter than the contractual maturities. Trading account securities are excluded as the issues in portfolio are shares of common stock. They are non-interest bearing with no stated maturity.

                                      After One    After Five
                         Within One   but within   but within    After Ten
                            Year      Five Years   Ten Years       Years         Total
(Dollars in Millions)   Amount Yield Amount Yield Amount Yield Amount  Yield Amount  Yield
------------------------------------------------------------------------------------------
Securities Held to Ma-
 turity
  U.S. Government Agen-
   cies                 $   -     -% $ 1.29 6.48% $    -    -% $     -    -% $  1.29 6.48%
  Collateralized
   Mortgage Obligations     -     -       -    -    0.01 6.49        -    -     0.01 6.49
                        -----  ----- ------ ----- ------ ----- ------- ----- ------- -----
Total                   $   -     -% $ 1.29 6.48% $ 0.01 6.49%       -    -% $  1.30 6.48%
                        =====  ===== ====== ===== ====== ===== ======= ===== ======= =====
Securities Available
 for Sale
  U.S. Government Agen-
   cies                 $0.50  6.07% $19.50 6.70% $    -    -% $  1.38 6.30% $ 21.38 6.66%
  Mortgage Backed Secu-
   rities                0.13     -    3.30 7.12   12.99 6.73   154.35 6.50   170.77 6.52
  Commercial Mortgage
   Backed Securities        -     -       -    -   22.85 7.31     7.43 7.26    30.28 7.30
  Corporate Notes           -     -   58.57 7.28       -    -        -    -    58.57 7.28
  Collateralized
   Mortgage Obligations     -     -    0.77 6.51       -    -   158.14 6.47   158.91 6.47
  Asset Backed Securi-
   ties                     -     -       -    -    0.35 6.36   236.65 6.62   237.00 6.62
  Other Securities       6.11  5.59       -    -       -    -        -    -     6.11 5.59
                        -----  ----- ------ ----- ------ ----- ------- ----- ------- -----
Total                   $6.74  5.57% $82.14 7.13% $36.19 7.09% $557.95 6.55% $683.02 6.64%
                        =====  ===== ====== ===== ====== ===== ======= ===== ======= =====

  The following table summarizes the aggregate fair value of securities of any one issuer which exceeds ten percent of stockholders' equity as of December 31, 1999. The table excludes securities issued by the U.S. Government.

              (In Thousands)
                    ------------------------------------------
                                                        Fair
              Issuer                       Book Value  Value
                    ------------------------------------------
              American Business Financial
               Services                     $ 25,040  $ 24,660
              Capco America
               Securitization Corp.           13,528    13,303
              Champion Mortgage               14,756    14,611
              Conti Mortgage Corp.            19,068    18,722
              Finova Capital Corp.            14,869    14,682
              Industry Mortgage Co.           16,542    16,300
              Lehman Brothers Inc.            15,095    14,909
              Norwest Capital                 15,055    14,650
              Provident Bank                  32,296    31,686
              United Companies Financial      24,164    23,899
                                            --------  --------
              Total                         $190,413  $187,422
                                            ========  ========

  The above includes corporate notes, asset backed securities, mortgage backed securities and collateralized mortgage obligations. The rating criteria for corporate notes is single A; all other issuers are triple A rated.

Other Investments

  As of December 31, 1999, other investments totaled $9.8 million. The balance is comprised of various venture capital funds that invest in technology companies. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $7.1 million as of December 31, 1999. AFT owns a number of aircraft which it leases to different lessees in various countries. All these partnership interests are accounted for by the equity method.

Funding Sources

Deposits

  The Company's deposits totaled $1,490.8 million as of December 31, 1999, representing a $109.9 million, or 8.0%, increase over the $1,380.9 million total deposits as of December 31, 1998. The largest deposit growth was in time certificates of deposit of $100,000 or more which increased $112.7 million, or 18.8%. Interest bearing demand reflected growth of $43.2 million, or 15.4%. Other time deposits totaled $202.2 million, as of December 31, 1999, representing a $68.3 million, or 25.3% decrease over the $270.5 million balance as of December 31, 1998. Time certificates of deposit of $100,000 or more includes $100 million of deposits from the state of California, up $7.0 million from December 31, 1998. These deposits are collateralized at 110%, as is required for all public time deposits. The collateral provided is U.S. government agency issues.

  During 1999, average deposits increased to $1,442.4 million from $1,363.7 million during 1998, representing an increase of $78.7 million, or 5.8%.

  The following table sets forth the average amount of and the average rate paid on each of the following deposit categories for the years ended December 31, 1999 and 1998:

                                   1999                        1998
-------------------------------------------------------------------------------
                                           Weighted                    Weighted
                         Average           Average   Average           Average
(Dollars In Thousands)    Amount    Ratio    Rate     Amount    Ratio    Rate
-------------------------------------------------------------------------------
Deposits:
  Noninterest-Bearing
   Demand Deposits      $  164,620  11.41%     -%   $  148,436  10.89%     -%
  Interest-Bearing De-
   mand Deposits           299,588  20.77%   2.56      262,281  19.23    2.63
  Saving Deposits           82,356   5.71%   2.20       86,776   6.36    2.58
  Time Deposits            895,875  62.11%   4.57      866,229  63.52    5.10
                        ---------- -------  -----   ---------- -------  -----
Total                   $1,442,439 100.00%  3.94%   $1,363,722 100.00%  4.38%
                        ========== =======  =====   ========== =======  =====

  The growth of deposits from the Company's customers reflects the continuing tradition of personalized services. There are no brokered deposits outstanding. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable. The following table is indicative of the length of the relationship of depositors of time certificates of deposit of $100,000 or more with the Bank as of December 31, 1999 and 1998:

                        1999
-----------------------------------
(Dollars in                 No. of
Thousands)         Amount  Accounts
-----------------------------------
3 years or more   $439,394  2,353
2-3 years          158,276    320
1-2 years           56,980    264
Less than 1 year    57,748    345
                  --------  -----
Total             $712,398  3,282
                  ========  =====

                        1998
-----------------------------------
(Dollars in                 No. of
Thousands)         Amount  Accounts
-----------------------------------
3 years or more   $335,913  1,799
2-3 years           75,301    339
1-2 years          147,927    259
Less than 1 year    40,528    176
                  --------  -----
Total             $599,669  2,573
                  ========  =====

  The maturity schedule of time certificates of deposit of $100,000 or more as of December 31, 1999 is as follows:

(In Thousands)                    Amount
-----------------------------------------
3 Months or Less                 $426,006
Over 3 Months Through 6 Months    137,323
Over 6 Months Through 12 Months   148,638
Over 12 Months                        431
                                 --------
Total                            $712,398
                                 ========

Other Borrowings

  As of December 31, 1999, the Bank had obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $50.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. The following relates to the four outstanding advances as of December 31, 1999:

                                                                                   Fixed Rate
Maturity                                 Amount                                    of Interest
----------------------------------------------------------------------------------------------
(Dollars in Thousands)
----------------------------------------------------------------------------------------------
Nov. 1, 2000                             $25,000                                         4.53%
Jan. 31, 2001                             10,000                                         5.19%
Apr. 30, 2001                             10,000                                         4.92%
July 15, 2002                              5,000                                         5.61%

  The total outstanding of $50.0 million of advances as of December 31, 1999 has a composite fixed rate of interest of 4.85%.

  On July 30, 1997, the Company issued, through a public offering, $40 million of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, was received by the Company. The discount is amortized as a yield adjustment over the 10 year life of the subordinated notes. The notes are not redeemable prior to August 1, 2002. Thereafter, the notes are redeemable, in whole or in part, at the option of the Company at decreasing redemption prices plus accrued interest to the date of redemption. The notes have no sinking fund. The indenture (the "Indenture") under which the notes are issued does not limit the ability of the Company or its subsidiaries to incur additional indebtedness. The Indenture provides that the Company cannot pay cash dividends or make any other distribution on, or purchase, redeem or acquire its capital stock, except that the Company may (1) declare and pay a dividend in capital stock of the Company and (2) declare and pay dividends, purchase, redeem or otherwise acquire for value its capital stock or make other distributions in cash or property other than capital stock of the Company if the amount of such dividend, purchase or distribution, together with the amount of all previous such dividends, purchases, redemptions and distributions of capital stock after December 31, 1996, would not exceed in the aggregate the sum of (a) $38 million, plus (b) 100% of the Company's consolidated net income (or minus 100% of the Company's consolidated net loss, as the case may be), based upon audited consolidated financial statements, plus (c) 100% of the net proceeds received by the Company on account of any capital stock issued by the Company (other than to a subsidiary of the Company) after December 31, 1996. The subordinated notes are included as part of the Company's total risk-based capital and further contribute to the capital strength of the Company.

Capital Resources

  Stockholders' equity totaled $133.0 million as of December 31, 1999, a decrease of $30.0 million, or 18.4%, from $163.0 million as of December 31, 1998. The net decrease from year-end 1998 to year-end 1999 was due to the following:

Stockholders' Equity                                 Amount
-------------------------------------------------------------
(In Thousands)
-------------------------------------------------------------
Beginning Balance, December 31, 1998                $163,030
Repurchase of Stock                                  (46,817)
Net Income                                            29,988
Cash Dividends Declared                               (4,034)
Change in Securities Valuation                       (10,115)
Exercise of Stock Options and Related Tax Benefits       986
                                                    --------
Ending Balance, December 31, 1999                   $133,038
                                                    ========

  On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of GBC Bancorp stock. The purchases will be done from time to time in open market transactions. As of February 4, 2000, 19,900 shares had been repurchased at an average cost of $19.16 per share.

  For the year ended December 31, 1999 and 1998, the ratio of the Company's average stockholders' equity to average assets was 8.57% and 10.01%, respectively. The decline of the ratio is due primarily to the stock repurchases.

  Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company is financially sound. Risk-based capital guidelines issued by regulatory authorities in 1989 assign risk weightings to assets and off-balance sheet items. The guidelines require a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. Tier 1 capital consists of common stockholders' equity and non-cumulative perpetual preferred stock, less goodwill and nonqualifying intangible assets, while total capital includes other elements, primarily cumulative perpetual, long-term and convertible preferred stock, subordinated and mandatory convertible debt, plus the allowance for loan losses, within limitations. The unrealized gain/loss on debt securities available for sale, net of tax, is not included in either Tier 1 or the total capital computation.

  In addition, a minimum Tier 1 leverage ratio of 3% is required for the highest rated banks. All other state nonmember banks must meet a minimum leverage ratio of not less than 4%. This ratio is defined as Tier 1 capital to average total assets, net of nonqualifying intangible assets, for the most recent quarter.

  During 1992, pursuant to the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators set forth the definitions for "adequately capitalized" and "well capitalized" institutions. An "adequately capitalized" institution is one that meets the minimum regulatory capital requirements. A "well capitalized" institution is one with capital ratios as shown in the following table. As of December 31, 1999, the Company's and the Bank's Tier 1 risk based capital, total risk based capital and leverage ratios exceeded the "well capitalized" ratio requirements as follows:

                                                              Minimum        Well
                              GBC Bancorp    General Bank    Regulatory  Capitalized
           (In Thousands)    Amount  Ratio   Amount  Ratio  Requirements Requirements
              -----------------------------------------------------------------------
           Tier 1           $141,257  9.07% $167,554 10.82%      4%           6%
           Total            $199,726 12.83% $186,925 12.07%      8%          10%
           Leverage Ratio   $141,257  8.06% $167,554  9.58%      4%           5%

Asset Liability and Market Risk Management

Liquidity

  Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments, which include auction preferred stocks, federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity and maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $504.5 million, or 28.9%, of total assets as of December 31, 1999 compared with $666.7 million, or 39.7%, of total assets as of December 31, 1998. The decline in the liquidity ratio as of December 31, 1999 was the direct result of increased pledgings to the Federal Reserve Bank for purposes of potential short-term borrowings. This measure was part of the Year 2000 preparedness of the Company.

  To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the FHLB granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. Management believes its liquidity sources to be stable and adequate.

  As of December 31, 1999, total loans and leases represented 62.1% of total deposits. This compares to 57.1% as of December 31, 1998.

  As of December 31, 1999, management is not aware of any information, that would result in or that was reasonably likely to have a material effect on the Company's liquidity and capital resources.

  The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For 1999, General Bank declared $20.0 million of cash dividends to GBC Bancorp. As of December 31, 1999, approximately $53.6 million of undivided profits of the Bank is available for dividends to the Company, subject to the subordinated debt covenant restrictions.

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

  "Gap" reports are originated as a means to provide management with a tool to monitor repricing differences, or "gaps", between assets and liabilities repricing in a specified period, based upon their underlying contractual rights. The use of "gap" reports is thus limited to a quantification of the "mismatch" between assets and liabilities repricing within a unique specified timeframe. Contractual "gap" reports cannot be used to quantify exposure to interest rate changes because they do not take into account timing differences between repricing assets and liabilities, and changes in the amount of prepayments.

  As of December 31, 1999 there is a cumulative one year negative "gap" of $591.4 million, up from $448.2 million as of December 31, 1998.

  The following table indicates the Company's interest rate sensitivity position as of December 31, 1999, and is based on contractual maturities. It may not be reflective of positions in subsequent periods.

                                                  Interest Sensitivity Period
----------------------------------------------------------------------------------------------------
                             0 to 90    91 to 365  Over 1 Year    Over     Non-Interest
(In Thousands)                Days        Days     to 5 Years   5 Years   Earning/Bearing   Total
----------------------------------------------------------------------------------------------------
Earning Assets:
Securities Available for
 Sale                      $  13,849   $       -   $ 115,648   $553,520     $       -     $  683,017
Securities Held to Matu-
 rity                              -           -       1,294          6             -          1,300
Trading Account Securi-
 ties                          1,114           -           -          -             -          1,114
Federal Funds Sold & Se-
 curities
 Purchased Under Agree-
  ment to Resell              80,000           -           -          -             -         80,000
Loans and Leases(1)(2)       631,559      21,801     112,714    115,362             -        881,436
Non-earning Assets(2)              -           -           -          -        97,333         97,333
                           ----------- ----------- ----------- ----------   -----------   ----------
Total Earning Assets       $ 726,522   $  21,801   $ 229,656   $668,888     $  97,333     $1,744,200
                           =========== =========== =========== ==========   ===========   ==========
Source of Funds for Earn-
 ing Assets:
Deposits:
  Demand--Non-Interest
   Bearing                 $       -   $       -   $       -   $      -     $ 174,753     $  174,753
  Interest Bearing Demand    323,451           -           -          -             -        323,451
  Savings                     78,050           -           -          -             -         78,050
  TCDs Under $100,000        111,594      89,685         880          -             -        202,159
  TCDs $100,000 and Over     426,005     285,962         431          -             -        712,398
                           ----------- ----------- ----------- ----------   -----------   ----------
Total Deposits             $ 939,100   $ 375,647   $   1,311   $      -     $ 174,753     $1,490,811
                           =========== =========== =========== ==========   ===========   ==========
Borrowings from the Fed-
 eral Home Loan Bank       $       -   $  25,000   $  25,000   $      -     $       -     $   50,000
Subordinated Debt                  -           -           -     39,007                       39,007
Other Liabilities                  -           -           -          -        31,344         31,344
Stockholders' Equity               -           -           -          -       133,038        133,038
                           ----------- ----------- ----------- ----------   -----------   ----------
Total Liabilities and
 Stockholders' Equity      $ 939,100   $ 400,647   $  26,311   $ 39,007     $ 339,135     $1,744,200
                           =========== =========== =========== ==========   ===========   ==========
Interest Sensitivity Gap   $(212,578)  $(378,846)  $ 203,345   $629,881     $(241,802)
Cumulative Interest Sen-
 sitivity Gap              $(212,578)  $(591,424)  $(388,079)  $241,802             -
Gap Ratio (% of Total As-
 sets)                          -12.2%      -21.7%       11.7%      36.1%        -13.9%
Cumulative Gap Ratio            -12.2%      -33.9%      -22.2%      13.9%          0.0%

(1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses
(2) Non-accrual loans are included in non-earning assets

  Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity on an on-going basis through the analysis of the repricing characteristics of its loans, securities, and deposits, and managing the estimated net interest income volatility by adjusting the terms of its interest-earning assets and liabilities, and through the use of derivatives, as needed.

Market risk

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

  Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by their expected maturity, and the fair value of these instruments as of December 31, 1999:


                                               Interest Sensitivity Period
-----------------------------------------------------------------------------------------------
                                             Over 1                       Weighted
                          0 to 90   91 to   Year to    Over                Average
(Dollars In Thousands)      Days   365 Days 5 Years  5 Years    Total    Int Rate(2) Fair Value
-----------------------------------------------------------------------------------------------
Interest-sensitive As-
 sets:
Securities Available for
 Sale                     $ 18,533 $ 61,472 $488,388 $114,624 $  683,017    6.64%    $  683,017
Securities Held to Matu-
 rity                        1,300        -        -        -      1,300    6.48%         1,241
Trading Account Securi-
 ties                        1,114        -        -        -      1,114     N/A          1,114
Federal Funds Sold & Se-
 curities
 Purchased Under Agree-
  ments to Resell           80,000        -        -        -     80,000    5.17%        80,000
Loans and Leases(1)        631,559   21,801  112,714  115,362    881,436    9.25%       881,398
                          -------- -------- -------- -------- ----------             ----------
Total Interest-sensitive
 Assets                   $732,506 $ 83,273 $601,102 $229,986 $1,646,867             $1,646,770
                          ======== ======== ======== ======== ==========             ==========
Interest-sensitive Lia-
 bilities:
Deposits:
Interest Bearing Demand   $ 11,286 $ 33,860 $214,480 $ 63,825 $  323,451    2.93%    $  323,451
Savings                      2,602    7,805   52,033   15,610     78,050    2.37%        78,050
Time Deposit of Certifi-
 cates                     537,600  375,646    1,311        -    914,557    4.70%       914,189
                          -------- -------- -------- -------- ----------             ----------
Total Deposits            $551,488 $417,311 $267,824 $ 79,435 $1,316,058             $1,315,690
                          ======== ======== ======== ======== ==========             ==========
Borrowing from FHLB       $      - $ 25,000 $ 25,000 $      - $   50,000    4.83%    $   49,173
Subordinated Debt                -        -        -   39,007     39,007    8.38%        37,007
                          -------- -------- -------- -------- ----------             ----------
Total Interest-sensitive
 Liabilities              $551,488 $442,311 $292,824 $118,442 $1,405,065             $1,401,870
                          ======== ======== ======== ======== ==========             ==========

(1) Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses
(2) The average interest rate relates to the year for the category of asset/liability indicated as of December 31, 1999. The rate for the subordinated debt is the stated rate of the debt outstanding as of December 31, 1999

  Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for non-maturity deposits. The Company utilizes assumptions supported by documented analysis for the expected maturities of its loans and repricing of its deposits and relies on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from the Company's expectations based on historical experience.

  The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of equity is defined as the present value of assets, minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 1999:

               Change in
                Interest         Net Interest       Market Value Of
              Rates (Basis    Income Volatility    Equity Volatility
                Points)      December 31, 1999(1) December 31, 1999(2)
                        ----------------------------------------------
                +200                 -1.6%               -12.0%
                +100                 -1.2%                -6.5%
                -100                 -1.0%                 6.5%
                -200                 -3.4%                10.7%

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate enviornment versus the net interest income in the various rate scenarios
(2) The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios

  The Company's primary objective in managing interest rate risk is to minimize the adverse effects of changes in interest rates on earnings and capital. In this regard the Company has established internal risk limits for net interest income volatility given a 100 and 200 basis point decline in rates of 10% and 15% respectively, over a twelve month horizon. Similarly, risk limits have been established for market value of equity volatility in response to a 100 and 200 basis point increase in rates of 10% and 15%, respectively.

Year 2000

  During 1999, the Company successfully completed all aspects of its Year 2000 preparedness program. All of the systems that were identified as critical to the Company's operations were tested and certified.

  On January 1, 2000, Bank personnel from various departments performed Year 2000 related procedures and certifications. No deficiencies were noted in any of the critical applications and systems.

  To date, no unusual system problems have been noted and there has been no negative impact on the Bank's customers resulting from the year 2000 date rollover.

  The Company has budgeted $100,000 of expenses related to Year 2000 compliance. The actual cost from inception to date has been $73,000.

Forward-Looking Statements

  Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Market Risk, Liquidity and Interest Rate Sensitivity, and Year 2000. Given these uncertainties, the reader is cautioned not to place undue reliance on such foward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Recent Accounting Developments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments (i.e., interest rate swaps), including some derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No.133." This statement has delayed the effective date of Statement No. 133 for one year. This new standard is effective for the first quarter in 2001 and is not to be applied retroactively to financial statements of prior periods. Management does not believe there will be a material adverse impact on the financial position or results of operations of the Company upon adoption of FASB Statement No. 133.

SELECTED FINANCIAL DATA

                                            Year Ended December 31,
-------------------------------------------------------------------------------------
(Dollars In Thousands,
Except Per Share Data)       1999        1998        1997        1996        1995
-------------------------------------------------------------------------------------
Results of Operations
Interest Income           $  130,261  $  125,991  $  110,896  $   97,641  $   85,126
Interest Expense              56,283      57,018      49,423      43,661      37,418
                          ----------- ----------- ----------- ----------- -----------
Net Interest Income
 before Provision for
 Credit Losses                73,978      68,973      61,473      53,980      47,708
Provision for Credit
 Losses                        3,500       1,500       1,000       4,500      18,570
                          ----------- ----------- ----------- ----------- -----------
Net Interest Income
 After Provision for
 Credit Losses                70,478      67,473      60,473      49,480      29,138
Non-interest Income           10,544       7,863       6,639       6,073       6,042
Non-interest Expense          32,702      30,430      26,373      27,337      26,104
                          ----------- ----------- ----------- ----------- -----------
Income before Income
 Taxes                        48,320      44,906      40,739      28,216       9,076
Provision for Income
 Taxes                        18,332      16,764      14,305       9,179       1,427
                          ----------- ----------- ----------- ----------- -----------
Income before
 Extraordinary Item           29,988      28,142      26,434      19,037       7,649
Extraordinary Item                 -           -      (488)            -           -
                          ----------- ----------- ----------- ----------- -----------
Net Income                $   29,988  $   28,142  $   25,946  $   19,037  $    7,649
                          =========== =========== =========== =========== ===========
Balance Sheet Data as of
 December 31
Assets                    $1,744,200  $1,680,824  $1,509,437  $1,352,115  $1,204,506
Loans and Leases, net        902,000     763,650     617,605     582,507     451,891
Securities Available for
 Sale                        683,017     724,172     643,660     519,821     507,141
Securities Held to
 Maturity                      1,300      24,616      58,045      12,274      33,553
Deposits                   1,490,811   1,380,903   1,291,832   1,201,513   1,046,200
Stockholders' Equity         133,038     163,030     146,323     116,636      99,477
Per Share Data(1)
Earnings - Basic          $     2.41  $     2.00  $     1.90  $     1.42  $     0.58
Earnings - Diluted              2.37        1.96        1.84        1.39        0.58
Cash Dividends Declared         0.33        0.30        0.24        0.18        0.16
Year End Book Value            11.55       11.89       10.46        8.62        7.45
Average Shares
 Outstanding - Basic (In
 000's)                       12,430      14,049      13,733      13,444      13,328
Average Shares
 Outstanding - Diluted
 (In 000's)                   12,672      14,345      14,134      13,755      13,365
Financial Ratios
Return on Average Assets        1.75%       1.76%       1.82%       1.46%       0.70%
Return on Average
 Stockholders' Equity          20.48       17.59       20.03       17.93        8.13
Average Stockholders'
 Equity to Average
 Assets                         8.57       10.01        9.11        8.13        8.57
Net Interest
 Margin(2)(3)                   4.46        4.46        4.54        4.36        4.59
Net Charge-offs (Net
 Recoveries) to Average
 Loans and Leases               0.36     (0.15)         0.07        0.96        5.10
Non-performing Assets to
 Year End Loans and
 Leases, net, Plus Other
 Real Estate Owned,
 net(4)                         6.59        5.05        6.52        9.17       13.39
Allowance for Credit
 Losses to Year End
 Loans and Leases               2.14        2.46        2.63        2.69        3.53
Cash Dividend Payout(5)        13.45       14.97       12.75       12.73       27.90

(1) Per share data has been restated where applicable for the two for one stock split to shareholders of record on April 30, 1998, and issued and distributed on May 15, 1998
(2) Tax-exempt interest income is not adjusted to a fully taxable equivalent basis
(3) Net interest income before provision for credit losses divided by average earning assets
(4) Non-performing assets include loans 90 days past due still accruing, non-accrual loans, restructured loans and other real estate owned, net
(5) Cash dividend payout is computed based on the dividends declared divided by net income for the applicable year

CONSOLIDATED BALANCE SHEETS

                                                            December 31,
------------------------------------------------------------------------------
(In Thousands)                                            1999        1998
------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                $   26,120  $   27,514
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                      80,000     101,000
                                                       ----------- -----------
Cash and Cash Equivalents                                 106,120     128,514
Securities Available for Sale at Fair Value
 (Amortized Cost of $697,300 and $721,000 at
 December 31, 1999 and 1998, respectively)                683,017     724,172
Securities Held to Maturity (Fair Value of $1,241 and
 $24,677 at December 31, 1999 and 1998, respectively)       1,300      24,616
Trading Securities                                          1,114           -
Loans and Leases                                          925,957     788,945
Less: Allowance for Credit Losses                         (19,808)    (19,381)
  Deferred Loan Fees                                       (4,149)     (5,914)
                                                       ----------- -----------
Loans and Leases, net                                     902,000     763,650
Bank Premises and Equipment, net                            5,435       5,656
Other Real Estate Owned, net                                8,170       6,885
Due From Customers on Acceptances                           7,197       7,249
Real Estate Held for Investment                             5,522       7,034
Other Investments                                           9,801       1,279
Accrued Interest Receivable and Other Assets               14,524      11,769
                                                       ----------- -----------
Total Assets                                           $1,744,200  $1,680,824
                                                       =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand                                                $  174,753  $  149,397
 Interest Bearing Demand                                  323,451     280,294
 Savings                                                   78,050      81,051
 Time Certificates of Deposit of $100,000 or More         712,398     599,669
 Other Time Deposits                                      202,159     270,492
                                                       ----------- -----------
Total Deposits                                          1,490,811   1,380,903
Borrowings from the Federal Home Loan Bank                 50,000      35,000
Subordinated Debt                                          39,007      38,876
Acceptances Outstanding                                     7,197       7,249
Liability on Securities Awaiting Settlement                     -      30,178
Accrued Expenses and Other Liabilities                     24,147      25,588
                                                       ----------- -----------
Total Liabilities                                       1,611,162   1,517,794
Stockholders' Equity:
Common Stock, No Par or Stated Value; 40,000,000
 Shares
 Authorized; 11,523,019 and 13,711,998 Shares
 Outstanding at December 31, 1999 and 1998, respec-
 tively                                                $   57,289  $   56,303
Retained Earnings                                          84,035     104,898
Accumulated Other Comprehensive (Loss) Income              (8,286)      1,829
                                                       ----------- -----------
Total Stockholders' Equity                                133,038     163,030
                                                       ----------- -----------
Total Liabilities and Stockholders' Equity             $1,744,200  $1,680,824
                                                       =========== ===========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                  For the Year Ended December
                                                              31,
------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)              1999      1998      1997
------------------------------------------------------------------------------
INTEREST INCOME
Loans and Leases, Including Fees                 $ 81,331  $ 73,886  $ 63,687
Securities Available for Sale                      45,227    40,769    36,546
Securities Held to Maturity                           444     4,685     2,598
Federal Funds Sold and Securities Purchased un-
 der Agreements to Resell                           3,255     6,644     8,060
Other                                                   4         7         5
                                                 --------- --------- ---------
Total Interest Income                             130,261   125,991   110,896
                                                 --------- --------- ---------
INTEREST EXPENSE
Interest Bearing Demand                             7,658     6,901     5,248
Savings                                             1,809     2,236     3,031
Time Deposits of $100,000 or More                  30,816    30,709    29,372
Other Time Deposits                                10,094    13,433     9,197
Federal Funds Purchased and Securities Sold un-
 der Repurchase Agreements                             70        31        22
Borrowings from the Federal Home Loan Bank          2,355       227         -
Subordinated Debt                                   3,481     3,481     2,553
                                                 --------- --------- ---------
Total Interest Expense                             56,283    57,018    49,423
Net Interest Income                                73,978    68,973    61,473
Provision for Credit Losses                         3,500     1,500     1,000
                                                 --------- --------- ---------
Net Interest Income after Provision for Credit
 Losses                                            70,478    67,473    60,473
                                                 --------- --------- ---------
NON-INTEREST INCOME
Service Charges and Commissions                     7,762     6,492     5,756
Gain on Sale of Loans, Net                            149       373       224
Gain on Sale of Fixed Assets                           22         -        22
Trading Account Revenue                             1,525       211         -
Income from Other Investments                         670         -         -
Other                                                 416       787       637
                                                 --------- --------- ---------
Total Non-Interest Income                          10,544     7,863     6,639
                                                 --------- --------- ---------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                     19,577    18,757    16,554
Occupancy Expense                                   3,204     2,960     2,810
Furniture and Equipment Expense                     1,980     2,078     1,823
Loss on Sale of Securities Available for Sale         751         -         -
Net Other Real Estate Owned Expense (Income)           18      (203)     (812)
Other                                               7,172     6,838     5,998
                                                 --------- --------- ---------
Total Non-Interest Expense                         32,702    30,430    26,373
                                                 --------- --------- ---------
Income before Income Taxes and Extraordinary
 Item                                              48,320    44,906    40,739
Provision for Income Taxes                         18,332    16,764    14,305
                                                 --------- --------- ---------
Net Income before Extraordinary Item               29,988    28,142    26,434
Extraordinary Item:
Early Extinguishment of Debt, Net of Taxes of
 $353                                                   -         -      (488)
                                                 --------- --------- ---------
Net Income                                       $ 29,988  $ 28,142  $ 25,946
                                                 ========= ========= =========
Earnings Per Share:
Net Income before extraordinary Item
 Basic                                           $   2.41  $   2.00  $   1.93
 Diluted                                             2.37      1.96      1.87
                                                 --------- --------- ---------
Extraordinary Item:
 Basic                                           $      -  $      -  $  (0.03)
 Diluted                                                -         -     (0.03)
                                                 --------- --------- ---------
Earnings Per Share:
 Basic                                           $   2.41  $   2.00  $   1.90
 Diluted                                             2.37      1.96      1.84
                                                 ========= ========= =========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            Common Stock
                                                      Accumulated
                                                         Other                       Total
(In Thousands, Except per                  Retained  Comprehensive Comprehensive Stockholders'
Share Amounts)             Shares  Amount  Earnings  Income (Loss) Income (Loss)    Equity
----------------------------------------------------------------------------------------------
Balance at December 31,
 1996                      13,532  $47,281 $ 68,716    $    639                    $116,636
 Comprehensive Income                                                                25,946
 Net Income for the Year                     25,946                  $ 25,946
                                                                     ---------
 Other Comprehensive
  Income, Net of Tax
  Net Changes in Securi-
   ties Valuation Allow-
   ance                                                   1,017         1,017         1,017
  Foreign Currency Trans-
   lation Adjustment                                         (2)           (2)           (2)
                                                                     ---------
 Comprehensive Income                                                $ 26,961
                                                                     =========
 Stock Options Exercised      458    3,192                                            3,192
 Tax Benefit-Stock
  Options Exercised                  2,841                                            2,841
 Comprehensive Income
 Cash Dividend - $.24
  per Share                                  (3,307)                                  (3,307)
                           ------- ------- ---------   ---------                   ---------
Balance at December 31,
 1997                      13,990  $53,314 $ 91,355    $  1,654                    $146,323
                           ======= ======= =========   =========                   =========
 Comprehensive Income
 Net Income for the Year                     28,142                  $ 28,142        28,142
                                                                     ---------
 Other Comprehensive In-
  come, Net of Tax
  Net Changes in Securi-
   ties Valuation Allow-
   ance                                                     175           175           175
                                                                     ---------
 Comprehensive Income                                                $ 28,317
                                                                     =========
 Stock Options Exercised      187    1,375                                            1,375
 Tax Benefit-Stock
  Options Exercised                  1,614                                            1,614
 Stock Repurchase            (465)          (10,386)                                (10,386)
 Cash Dividend - $.30 per
  Share                                      (4,213)                                 (4,213)
                           ------- ------- ---------   ---------                   ---------
Balance at December 31,
 1998                      13,712  $56,303 $104,898    $  1,829                    $163,030
                           ======= ======= =========   =========                   =========
 Comprehensive Income
 Net Income for the Year                     29,988                  $ 29,988        29,988
                                                                     ---------
 Other Comprehensive In-
  come, Net of Tax
  Net Changes in Securi-
   ties Valuation Allow-
   ance                                                 (10,115)      (10,115)      (10,115)
                                                                     ---------
 Comprehensive Income                                                $ 19,873
                                                                     =========
 Stock Options Exercised       73      664                                              664
 Tax Benefit-Stock
  Options Exercised                    322                                              322
 Stock Repurchase          (2,262)          (46,817)                                (46,817)
 Cash Dividend - $.33 per
  Share                                      (4,034)                                 (4,034)
                           ------- ------- ---------   ---------                   ---------
Balance at December 31,
 1999                      11,523  $57,289 $ 84,035    $ (8,286)                   $133,038
                           ======= ======= =========   =========                   =========
Disclosure of Reclassifi-
 cation Amount:

                                                    1999    1998  1997
-------------------------------------------------------------------------------
Net Change of Unrealized Gains (Losses) Arising
 During Period, Net of Tax
 Expense (Benefit) of ($7,655), $127, and $732 in
  1999, 1998 and 1997, respectively               $(10,550) $175 $1,017
Less: Reclassification Adjustment for Losses In-
 cluded in Net Income, Net of Tax
 Benefit of $316 in 1999. There were no
  gains/losses in 1998 and 1997                        435     -      -
                                                  --------- ---- ------
Net Unrealized (Losses) Gains on Securities Net
 of Tax (Benefit ) Expense of ($7,339),
 $127 and $732 in 1999, 1998 and 1997, respec-
  tively                                          $(10,115) $175 $1,017
                                                  ========= ==== ======

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Year Ended December 31,
--------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)             1999        1998       1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                     $  29,988   $  28,142  $  25,946
Adjustments to Reconcile Net Income to Net
 Cash Provided
 by Operating Activities:
Depreciation                                       1,388       1,269      1,195
Net Amortization/(Accretion) of Discounts on
 Securities                                        1,333         316       (209)
Net Unrealized Holding Gains on Trading Secu-
 rities and Liabilities                           (1,159)          -          -
Accretion of Discount on Subordinated Notes           131        131         55
Writedown on Real Estate Held for Investment       1,512       1,328      1,326
Provision for Credit Losses                        3,500       1,500      1,000
Provision for Losses on Other Real Estate
 Owned                                             1,900           -        650
Amortization of Deferred Loan Fees                (4,936)     (3,477)    (2,353)
Deferred Income Taxes                               (435)      4,558      3,490
Gain on Sale of Loans                                  -        (373)      (224)
Loss on Sale of Securities Available for Sale        751           -          -
Write-off of Securities                              125           -          -
Gain on Sale of Other Real Estate Owned            (2,604)      (744)    (2,705)
Gain on Sale of Fixed Assets                         (22)          -        (22)
Loans Originated for Sale                              -           -    (40,381)
Proceeds from Sales of Loans Originated for
 Sale                                                  -         373     39,968
Net Decrease/(Increase) in Accrued Interest
 Receivable and Other Assets                     (10,859)      4,058      2,162
Net Increase/(Decrease) in Accrued Expenses
 and Other Liabilities                           (23,904)       (978)     4,686
Other, Net                                             1         141          -
                                               ----------  ---------- ----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVI-
 TIES                                             (3,290)     36,244     34,584
                                               ----------  ---------- ----------
INVESTING ACTIVITIES:
Purchases of Securities Available for Sale      (376,076)   (457,175)  (520,740)
Proceeds from Maturities of Securities Avail-
 able for Sale                                   262,693     406,322    398,744
Purchase of Securities Held to Maturity                -     (50,090)   (58,970)
Proceeds from Maturities of Securities Held
 to Maturity                                      23,365      83,779     13,313
Proceeds from Sales of Securities Available
 for Sale                                        134,826           -          -
Net Increase in Loans and Leases                (145,373)   (144,526)   (33,234)
Proceeds from Sales of Other Real Estate
 Owned                                             8,497       4,494      7,201
Capitalized Cost of Other Real Estate Owned         (621)       (831)      (368)
Purchases of Premises and Equipment               (1,172)     (1,258)    (1,098)
Proceeds from Sales of Bank Premises and
 Equipment                                            27           -         21
                                               ----------  ---------- ----------
NET CASH USED BY INVESTING ACTIVITIES            (93,834)   (159,285)  (195,131)
                                               ----------  ---------- ----------
FINANCING ACTIVITIES:
Net (Decrease)/Increase in Demand, Interest
 Bearing Demand and Savings Deposits              65,512      46,057    (27,055)
Net Increase in Time Certificates of Deposit      44,396      43,014    117,374
Borrowings from the Federal Home Loan Bank        15,000      35,000          -
Proceeds from Issuance of Subordinated Notes           -           -     38,690
Redemption of Subordinated Note                        -           -    (15,000)
Stock Repurchase Program                         (46,817)    (10,386)         -
Cash Dividend Paid                                (4,025)     (4,024)    (3,144)
Proceeds from Exercise of Stock Options              664       1,375      3,192
                                               ----------  ---------- ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          74,730    111,036    114,057
                                               ----------  ---------- ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS          (22,394)    (12,005)   (46,490)
Cash and Cash Equivalents at Beginning of
 Year                                            128,514     140,519    187,009
                                               ----------  ---------- ----------
Cash and Cash Equivalents at End of Year       $ 106,120   $ 128,514  $ 140,519
                                               ==========  ========== ==========
Supplemental Disclosures of Cash Flow Infor-
 mation:
 Cash Paid During the Year For:
  Interest                                     $  55,716   $  56,575  $  48,734
  Income Taxes                                    15,810       7,638      6,210
                                               ==========  ========== ==========
Noncash Investing Activities:
 Loans Transferred to Other Real Estate Owned  $   8,772   $   2,149  $   4,194
 Loans to Facilitate the Sale of Other Real
  Estate Owned                                       313         216      4,068
                                               ==========  ========== ==========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation: The consolidated financial statements of GBC Bancorp (the "Company") are prepared in conformity with generally accepted accounting principles and general practice within the banking industry. It is the Company's policy to consolidate all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to 1998 in order to conform to the current year presentation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported operations of the Company for the periods presented. Actual results may differ from those estimates calculated by the Company. Significant balance sheet items which could be materially affected by such estimates include loans and leases, which are presented net of the allowance for credit losses, the valuation for other real estate owned ("OREO") and the estimated residual value of leased assets.

  The consolidated financial statements include the accounts of GBC Bancorp (the "Bancorp") and its wholly owned subsidiaries, GBC Venture Capital, Inc., General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., and Southern Counties Escrow. The assets of Southern Counties Escrow were sold to a third party and the business dissolved in 1999. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

  The Bank, the Company's 100% owned bank subsidiary, conducts the business of a commercial bank serving individuals and small to medium-sized businesses through seventeen branch offices located in the greater Los Angeles, San Diego and Silicon Valley area, and two loan production offices located in the States of Washington and New York. The Bank's deposit gathering and loan production operations are concentrated in California, particularly in Southern California.

  Securities Purchased Under Agreements to Resell: The Company invests in securities purchased under agreements to resell ("repurchase agreement") to maximize the yield on liquid assets. The Company obtains collateral for these agreements, which normally consists of single family residential mortgage loans with an agreement to sell back the same collateral. The collateral is normally held in custody of a trustee who is not a party to the transaction. The purchase is overcollateralized to ensure against unfavorable market price movements. The duration of these agreements is one business day with a roll-over under continuing contract. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

  Securities: The Company classifies its investment in debt and equity securities as held to maturity securities, trading securities and available for sale securities, as applicable. Securities held to maturity are designated as such when the Company has the positive intent and ability to hold the securities until maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts into interest income using a methodology which approximates a level yield. When a decline in value has occurred and is deemed to be other than temporary, such decline is charged to income. Securities available for sale are carried at fair value. Premiums and discounts on securities available for sale are amortized/accreted into interest income using a methodology which approximates a level yield. The resulting unrealized gains or losses are recorded net of tax as part of other comprehensive income. Equity securities received by GBC Venture Capital Inc., from venture capital funds in which it invests and from the exercise of warrants are classified as trading securities. They are held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains /losses included in earnings. The specific identification method is used to compute realized gains or losses on securities' transactions.

  Loans and Related Allowance for Credit Losses: Loans are recorded in the consolidated balance sheets at principal amounts outstanding. Interest on loans is accrued daily as earned. It is generally the Company's policy to place a loan on non-accrual status in the event that the borrower is 90 days or more delinquent or earlier if the timely collection of interest and/or principal appears doubtful. When loans are placed on non-accrual status, the accrual of income is discontinued and previously accrued but unpaid interest is generally reversed against income. The amortization of any deferred loan fees is stopped. Subsequent payments are generally applied to principal or reported as recoveries on amounts previously charged-off. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.

  The Company provides for credit losses by a charge to operations based upon the composition of the loan and lease portfolio, past loss experience, current economic conditions, evaluations made by regulatory authorities, and such other factors that, in management's judgment, deserve recognition in estimating probable credit losses. The allowance for credit losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Additionally, regulatory examiners may require the institution to recognize additions to the allowance for credit losses based upon their judgments regarding information available to them at the time of their examination. Charge-offs of loans are debited to the allowance for credit losses. Recoveries on loans previously charged off are credited to the allowance for credit losses.

  A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The Company reviews all non-homogenous loans for impairment. Homogenous pools that the Company does not review for impairment include SBA loans and mortgage loans secured by single-family real estate. The measurement of impairment may be based on
(i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for credit losses. Income recognition on impaired loans is similar to that for non-accrual loans but can include the accrual of interest. The accrual of interest is normally followed for those impaired loans which have been restructured with the borrower servicing the debt pursuant to the contractual terms of the restructuring. While a loan is on non-accrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining book balance of the loan (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The Bank's determination as to the ultimate collectibility of the loan's remaining book balance is supported by a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's historical repayment performance and other relevant factors.

  Loan Origination Fees: Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized in income over the contractual life of the loan as an adjustment of yield.

  Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives or lease terms of assets, whichever is shorter. The lease term is defined as the original lease term plus option periods with a maximum of 15 years unless there is a reason to believe that the premises will be vacated prior to the end of the lease term.

  Other Real Estate Owned: Other real estate owned ("OREO") is comprised of real estate acquired primarily through foreclosure proceedings. These assets are carried at fair value minus selling costs of the related real estate. The fair value of the real estate is based upon an appraisal adjusted for estimated carrying and selling costs. The excess carrying value, if any, over the fair value of the asset upon foreclosure is charged to the allowance for credit losses at the time of acquisition. Any subsequent decline in the fair value of OREO is recognized as a charge to operations and a corresponding increase to the valuation allowance on OREO. Gains and losses from sales and net operating expenses of OREO are included in net other real estate owned expense (income) in the accompanying consolidated statements of income.

  Real Estate Held for Investment: The Bank is a limited partner in three different partnerships that invest in low income housing projects that qualify for federal income tax credits. As further discussed in note 8 of the notes to consolidated financial statements, the partnership interests are accounted for based on the percentage ownership and control exerted by the Company on the partnerships. The three partnership investments are accounted for as follows: the cost method, a method which approximates the equity method, and a method resulting in approximately the same treatment as if the investment had been consolidated.

  Other Investments: This asset category includes the partnership interests owned by GBC Venture Capital and a partnership interest in an aircraft finance trust owned by the Bank. The partnership interests are carried under the equity method.

  Foreign Currency Translation: Assets and liabilities of the foreign office are translated to U. S. dollars at current exchange rates. Income and expense amounts are translated based on the average current exchange rates in effect during the month in which the transactions are recorded. These translation adjustments are included in accumulated other comprehensive income of the accompanying consolidated balance sheets.

  Earnings Per Share: Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. In addition, earnings per share for 1997 have been restated to reflect the two for one stock split to shareholders of record on April 30, 1998 and issued and distributed on May 15, 1998.

  Income Taxes: The Company files a consolidated federal income tax return with its subsidiaries, a combined California franchise tax return and New York State and City tax returns.

  The Company records income taxes under the asset and liability method. Income tax expense is derived by establishing deferred tax assets and liabilities as of the reporting date for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences, as well as available taxable income in carryback years and projections of future income. Tax benefits associated with the exercise of non-qualified stock options are credited to stockholders' equity.

  Stock Option Plans: On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Statement of Cash Flows: Cash and cash equivalents consist of cash and due from banks, federal funds sold and securities purchased under agreements to resell.

Recent Accounting Developments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments (i.e., interest rate swaps), including some derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No.133." This statement has delayed the effective date of Statement No. 133 - for one year. This new standard is effective for the first quarter in 2001 and is not to be applied retroactively to financial statements of prior periods. Management does not believe there will be a material impact on the financial position or results of operations of the Company upon adoption of FASB Statement No. 133.

NOTE 2 - CASH AND DUE FROM BANKS

  The Company is required to maintain cash on hand and on deposit to meet reserve requirements established by the Federal Reserve Bank. Average reserve requirements were $0.4 million during 1999 and 1998.

NOTE 3 - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

  Securities purchased under agreements to resell are collateralized by single family residential loans as of December 31, 1999 and 1998. The following table indicates relevant information:

(Dollars in Thousands)                                 1999     1998
----------------------------------------------------------------------
Amount Outstanding as of December 31                 $ 80,000 $ 90,000
Maximum Month End Amount Outstanding                 $110,000 $140,000
Average Outstanding                                  $ 47,773 $101,200
Weighted Average Rate of Interest                       5.17%    5.67%
Weighted Average Rate of Interest as of December 31     4.84%    5.60%

NOTE 4 - SECURITIES

  The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities as of December 31, 1999 and 1998 were as follows:

                                                   Gross      Gross
(In Thousands)                         Amortized Unrealized Unrealized   Fair
1999                                     Cost      Gains      Losses    Value
-------------------------------------------------------------------------------
Securities Held to Maturity:
 U.S. Government Agencies              $  1,294    $    -   $    (59)  $  1,235
 Collateralized Mortgage Obligations          6         -          -          6
                                       --------    ------   ---------  --------
Total                                  $  1,300    $    -   $    (59)  $  1,241
                                       ========    ======   =========  ========
Securities Available for Sale:
 U.S. Government Agencies              $ 21,591    $    -   $   (217)  $ 21,374
 Mortgage Backed Securities             176,217         -     (5,446)   170,771
 Commercial Mortgage Backed Securities   30,585         -       (307)    30,278
 Corporate Notes                         59,319         -       (748)    58,571
 Collateralized Mortgage Obligations    163,323         -     (4,412)   158,911
 Asset Backed Securities                240,155         -     (3,153)   237,002
 Other Securities                         6,110         -          -      6,110
                                       --------    ------   ---------  --------
Total                                  $697,300    $    -   $(14,283)  $683,017
                                       ========    ======   =========  ========
Trading Account Securities
 Equity Issues                         $      -    $    -   $      -   $  1,114
                                       --------    ------   ---------  --------
 Total                                 $      -    $    -   $      -   $  1,114
                                       ========    ======   =========  ========
                                                   Gross      Gross
(In Thousands)                         Amortized Unrealized Unrealized   Fair
1998                                     Cost      Gains      Losses    Value
-------------------------------------------------------------------------------
Securities Held to Maturity:
 U.S. Government Agencies              $ 24,594    $   61   $       -  $ 24,655
 Collateralized Mortgage Obligations         22         -           -        22
                                       --------    ------   ---------  --------
Total                                  $ 24,616    $   61   $       -  $ 24,677
                                       ========    ======   =========  ========
Securities Available for Sale:
 U. S. Treasuries                      $  1,859    $    3   $      -   $  1,862
 U.S. Government Agencies                59,604       171          -     59,775
 Mortgage Backed Securities              72,799       408          -     73,207
 Corporate Notes                         34,925         -         (1)    34,924
 Collateralized Mortgage Obligations    246,026       621          -    246,647
 Asset Backed Securities                257,638     1,970          -    259,608
 Commercial Paper                        39,860         -          -     39,860
 Other Securities                         8,289         -          -      8,289
                                       --------    ------   ---------  --------
Total                                  $721,000    $3,173   $     (1)  $724,172
                                       ========    ======   =========  ========

  The majority of the securities are actively traded in the secondary markets. All of the securities are rated A or better by at least one major rating service at the time of purchase.

  As of December 31, 1999, the yield on the collateralized mortgage obligations held to maturity and available for sale was 6.49% and 6.47%, respectively. As of December 31, 1998, the yield on collateralized mortgage obligations held to maturity and available for sale was 6.75% and 6.38%, respectively.

  As of December 31, 1999, trading account securities consisted of marketable equity securities with a fair value of $1.1 million. As of December 31, 1999, trading liabilities consisted of forward sale transactions of marketable equity securities with a fair value of $0.8 million. There were no trading account securities or liabilities as of December 31, 1998.

  The net gains on trading securities and liabilities included in trading account revenue are as follows:

                                                       Year Ended
                                                      December 31,
            -------------------------------------------------------
         (In Thousands)                              1999 1998 1997
            -------------------------------------------------------
         Marketable Equity Securities                $366 $107 $ -
         Forward Sales-Marketable Equity Securities    62    -   -
                                                     ---- ---- ---
         Total                                       $428 $107 $ -
                                                     ==== ==== ===

  The amortized cost and fair value of securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Securities Held       Securities Available
                                       to Maturity               for Sale
      ---------------------------------------------------------------------------
                                                                           Fair
       (In Thousands)           Amortized Cost Fair Value Amortized Cost  Value
      ---------------------------------------------------------------------------
       Due in One Year or Less      $    -       $    -      $  6,740    $  6,738
       Due After One Year
        Through Five Years           1,294        1,235        83,135      82,136
       Due After Five Years
        Through Ten Years                6            6        36,737      36,189
       Due After Ten Years               -            -       570,688     557,954
                                    ------       ------      --------    --------
       Total                        $1,300       $1,241      $697,300    $683,017
                                    ======       ======      ========    ========

  The following table summarizes the aggregate fair value of securities of any one issuer which exceeds ten percent of stockholders' equity as of December 31, 1999. Securities issued by the U.S. government are not included:

(In Thousands)
---------------------------------------------------------
                                                   Fair
Issuer                                Book Value  Value
---------------------------------------------------------
American Business Financial Services   $ 25,040  $ 24,660
Capco America Securitization Corp.       13,528    13,303
Champion Mortgage                        14,756    14,611
Conti Mortgage Corp.                     19,068    18,722
Finova Capital Corp.                     14,869    14,682
Industry Mortgage Co.                    16,542    16,300
Lehman Brothers Inc.                     15,095    14,909
Norwest Capital                          15,055    14,650
Provident Bank                           32,296    31,686
United Companies Financial               24,164    23,899
                                       --------  --------
Total                                  $190,413  $187,422
                                       ========  ========

  The above include corporate notes, asset backed securities, mortgage backed securities and collateralized mortgage obligations. The rating criteria for corporate notes is single A; all other issuers are triple A rated.

  As of December 31, 1999 and 1998, securities from the available for sale portfolio were pledged for the purposes indicated as follows:

                                            December 31,
---------------------------------------------------------
(In Millions)                                1999   1998
---------------------------------------------------------
Borrowings from Federal Reserve Bank        $ 82.1 $ 18.8
Public Time Deposits                         112.5  117.0
Borrowings from the Federal Home Loan Bank   101.3   58.6
Other Purposes                                10.2   11.6
                                            ------ ------
Total                                       $306.1 $206.0
                                            ====== ======

NOTE 5 - LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

  The composition of the Company's loan portfolio and leveraged leases as of December 31, 1999 and 1998, was as follows:

(In Thousands)                       1999      1998
------------------------------------------------------
Commercial                         $398,379  $309,198
Real Estate-Construction            195,133   177,737
Real Estate-Conventional            295,614   263,869
Installment                              11        37
Other Loans                          20,238    22,302
Leveraged Leases                     16,582    15,802
                                   --------- ---------
Total                              $925,957  $788,945
Less: Allowance for Credit Losses   (19,808)  (19,381)
   Deferred Loan Fees                (4,149)   (5,914)
                                   --------- ---------
Loan and Leases, Net               $902,000  $763,650
                                   ========= =========

  Construction loans are collateralized primarily by single family residences, condominiums, townhouses and multi-family buildings. Real estate loans are collateralized primarily by single family residences, condominiums, apartment complexes, industrial buildings, motels and hotels.

  In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated. In the opinion of management, the loans were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time of origination for comparable transactions with other customers and did not involve more than the normal risk of collectibility or present other unfavorable features. The following provides information regarding the aggregate indebtedness of related parties:

                                     December 31,
--------------------------------------------------------
(In Thousands)                  1999     1998     1997
--------------------------------------------------------
Balance at Beginning of Year  $ 1,888  $ 4,159  $ 5,475
New Loans and Advances          3,562    2,420    4,114
Repayments                     (2,737)  (4,691)  (5,430)
                              -------- -------- --------
Balance at End of Year        $ 2,713  $ 1,888  $ 4,159
                              ======== ======== ========

  In December 1997, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.0 million and a remaining estimated economic life of 28 years. The lease term ends in March, 2016, however, the lessee has an early buy out option in the year 2011. The Company's equity investment is $6.3 million. As of December 31, 1999, the aircraft is subject to $16.7 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the full-term lease is estimated to be $5.5 million.

  In December 1996, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.2 million and a remaining estimated economic life of 30 years. The lease term is through the year 2012. The Company's equity investment is $5.2 million. As of December 31, 1999, the aircraft is subject to $16.3 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $7.6 million.

  For federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.

  The Company's net investment in leveraged leases is composed of the following elements:

                                                             December 31,
-----------------------------------------------------------------------------
(In Thousands)                                              1999      1998
-----------------------------------------------------------------------------
Rentals Receivable (Net of Principal and Interest on the
 Nonrecourse Debt)                                        $ 10,964  $ 10,964
Direct Cost                                                  1,090     1,166
Estimated Residual Value of Leased Assets                   13,868    13,869
Less: Unearned and Deferred Income                          (9,340)  (10,197)
                                                          --------- ---------
Investment in Leveraged Leases                              16,582    15,802
Less: Deferred Taxes Arising from Leveraged Leases         (13,037)   (9,892)
                                                          --------- ---------
Net Investment in Leveraged Leases                        $  3,545  $  5,910
                                                          ========= =========

  During 1999, pre-tax interest income recognized for leveraged leases was $930,000, all of which related to the two aircraft leases. Pre-tax income recognized for leveraged leases during 1998 and 1997 was $1,411,000, and $1,010,000, respectively.

  A summary of activity in the allowance for credit losses is as follows:

(In Thousands)                  1999     1998     1997
--------------------------------------------------------
Balance at Beginning of Year  $19,381  $16,776  $16,209
Provision for Credit Losses     3,500    1,500    1,000
Charge-offs                    (6,337)  (2,287)  (4,698)
Recoveries                      3,264    3,392    4,265
                              -------- -------- --------
Balance at End of Year        $19,808  $19,381  $16,776
                              ======== ======== ========

  The following table provides information with respect to the Company's past due loans, non-accrual loans and restructured loans as of the dates indicated:

                                                         December 31,
---------------------------------------------------------------------------
(In Thousands)                                       1999    1998    1997
---------------------------------------------------------------------------
Loans 90 Days or More Past Due and Still Accruing   $     - $   780 $ 2,778
Non-accrual Loans                                    44,521  20,790   9,834
Restructured Loans                                    7,249  10,440  20,323
                                                    ------- ------- -------
Total Past Due, Non-accrual and Restructured Loans  $51,770 $32,010 $32,935
                                                    ======= ======= =======

  The effect of non-accrual loans outstanding as of year-end on interest income for the years 1999, 1998 and 1997 is presented below:

                           1999     1998     1997
---------------------------------------------------
Contractual Interest Due  $4,546  $ 2,192  $ 1,954
Interest Recognized         (972)  (1,540)  (1,041)
                          ------- -------- --------
Net interest Foregone     $3,574  $   652  $   913
                          ======= ======== ========

  Contractual interest due is based on original loan amounts. Any partial charge-offs are not considered in the determination of contractual interest due.

  The effect of restructured loans outstanding as of year-end on interest income for the years ended December 31, 1999, 1998 and 1997 is presented below:

(In Thousands)             1999    1998     1997
--------------------------------------------------
Contractual Interest Due  $ 993  $ 1,491  $ 2,242
Interest Recognized        (764)  (1,150)  (1,853)
                          ------ -------- --------
Net interest Foregone     $ 229  $   341  $   389
                          ====== ======== ========

  There were no commitments to lend additional funds to borrowers associated with restructured loans, as of December 31, 1999.

  The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the years indicated:

                                                       As of and for the Year
                                                         Ended December 31,
-------------------------------------------------------------------------------
(In Thousands)                                         1999     1998     1997
-------------------------------------------------------------------------------
Recorded Investment with Related Allowance           $42,881  $20,746  $16,095
Recorded Investment with no Related Allowance          4,003    1,519    1,022
                                                     -------- -------- --------
Total Recorded Investment                            $46,884  $22,265  $17,117
Allowance on Impaired Loans                          $(5,806)  (3,250)  (1,544)
                                                     -------- -------- --------
Net Recorded Investment in Impaired Loans            $41,078  $19,015  $15,573
                                                     ======== ======== ========
Average Total Recorded Investment in Impaired Loans  $46,479  $13,467  $22,370
Interest Income Recognized                           $   538  $   478  $ 1,508

  Of the amount of interest income recognized in 1999, 1998 and 1997, no interest was recognized under the cash basis method.

  As of December 31, 1999 and 1998, there were no loans held for sale.

  As of December 31, 1999 and 1998, the Bank was servicing approximately $2.0 million and $2.2 million, respectively, on behalf of third party investors.

NOTE 6 - PREMISES AND EQUIPMENT

  A summary of premises and equipment is as follows:

                                                   December 31,
------------------------------------------------------------------
(In Thousands)                                     1999     1998
------------------------------------------------------------------
Land                                             $ 1,246  $ 1,246
Bank Premises                                      1,504    1,504
Leasehold Improvements                             2,498    2,502
Furniture, Fixtures and Equipment                  8,916    8,165
                                                 -------- --------
                                                  14,164   13,417
Less: Accumulated Depreciation and Amortization   (8,729)  (7,761)
                                                 -------- --------
Total                                            $ 5,435  $ 5,656
                                                 ======== ========

  The range of estimated depreciable lives is twenty-five years for bank premises, five to fifteen years for leasehold improvements and three to five years for furniture, fixtures and equipment.

  The Company conducts a portion of its operations in leased facilities under non-cancelable operating leases expiring at various dates through 2009. The following summarizes the Company's future minimum lease commitments as of December 31, 1999:

Year        (In Thousands)
--------------------------
2000           $ 2,246
2001             2,096
2002             1,940
2003             2,137
2004             2,005
Thereafter       6,028
               -------
Total          $16,452
               =======

  Net rental expense included in occupancy expense was approximately $2,409,000, $2,287,000 and $2,170,000, for the years ended December 31, 1999,
1998 and 1997, respectively.

NOTE 7 - OTHER REAL ESTATE OWNED

  As of December 31, 1999, other real estate owned ("OREO") consisted of 12 properties with a net carrying value of $8.2 million. As of December 31, 1998 OREO consisted of 22 properties with a net carrying value of $6.9 million. One property, a manufacturing (retail) facility in northern California, has a net carrying value of $6.4 million, constituting 78.0% of the Company's net OREO balance, as of December 31, 1999. The following table sets forth OREO by type of property as of December 31, 1999 and 1998:

                                   December 31,
--------------------------------------------------
(In Thousands)                     1999     1998
--------------------------------------------------
Property Type
 Single-Family Residential       $   395  $   752
 Condominium                           -      485
 Land                              1,099    3,621
 Retail Facilities                 1,141    4,027
 Industrial Facilities/ Building   8,550        -
 Less: Valuation Allowance        (3,015)  (2,000)
                                 -------- --------
Total                            $ 8,170  $ 6,885
                                 ======== ========

  A summary of activity in the valuation allowance is as follows for the years indicated:

(In Thousands)                        1999    1998    1997
------------------------------------------------------------
Balance at Beginning of Year         $2,000  $2,060  $1,823
Provision Charged to Operations       1,900       -     650
Other Real Estate Owned Charged Off    (885)    (60)   (413)
                                     ------- ------- -------
Balance at End of Year               $3,015  $2,000  $2,060
                                     ======= ======= =======

  For the years ended December 31, 1999, 1998 and 1997, net other real estate owned expense (income) was comprised of the following:

(In Thousands)                                     1999    1998    1997
-------------------------------------------------------------------------
Net Gain on Sale of Other Real Estate Owned      $(2,604) $(744) $(2,705)
Provision for Losses on Other Real Estate Owned    1,900      -      650
Net Operating Expenses                               722    541    1,243
                                                 -------- ------ --------
Net Other Real Estate Owned Expense (Income)     $    18  $(203) $  (812)
                                                 ======== ====== ========

NOTE 8 - REAL ESTATE HELD FOR INVESTMENT

  Real estate held for investment ("REI") at December 31, 1999 and 1998 was comprised of investments in low income housing projects.

  As of December 31, 1999 and 1998, the Company had three investments with a net investment of $5.5 million and $7.0 million, respectively, in limited partnerships formed for the purpose of investing in real estate projects. Such projects qualify for low income housing tax credits. The limited partnerships will generate tax credits over a weighted average remaining period of approximately 2 1/2 years. Please refer to note 11 of the notes to consolidated financial statements for income tax effects. The following table identifies the pertinent details of the three projects as of December 31, 1999 and 1998:

        (Dollars In Thousands)                December 31,
           ------------------------------------------------
        Project                                1999   1998
        Name        % Ownership Date Acquired Amount Amount
           ------------------------------------------------
        Liberty         7.1%       Mar-90     $2,805 $4,022
        Greenview      99.0%       Sep-92      2,381  2,591
        Las Brisas     49.5%       Dec-93        336    421
                                              ------ ------
        Total                                 $5,522 $7,034
                                              ====== ======

  The method of accounting for the Greenview investment approximates the results if the investment were consolidated. A $1.4 million first deed of trust on the Greenview property is included in accrued expenses and other liabilities on the Company's consolidated balance sheet. The cost method is used for the investment in Liberty with the investment being amortized over the remaining period that tax credits will be received. A method approximating the equity method is used for the Las Brisas investment.

  Expenses incurred for REI, consisting primarily of the amortization of the investment balances, and included in other expense, were $1,512,000, $1,329,000, and $1,329,000, for the years ended 1999, 1998 and 1997, respectively.

NOTE 9 - DEPOSITS

  The Bank obtains deposits primarily through a network of seventeen full service branches located in the state of California, primarily, southern California. Deposits obtained by the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to a maximum of $100,000 for each depositor.

  The following table sets forth the average amount of and the average rate paid on each of the following deposit categories for the years ending December 31, 1999 and 1998:

                                    1999                        1998
--------------------------------------------------------------------------------
                                            Weighted
                          Average           Average   Average           Weighted
(Dollars In Thousands)     Amount    Ratio    Rate     Amount    Ratio  Average
--------------------------------------------------------------------------------
Deposits:
 Noninterest-Bearing De-
  mand Deposits          $  164,620  11.41%      -%  $  148,436  10.89%      -%
 Interest-Bearing Demand
  Deposits                  299,588  20.77   2.56       262,281  19.23   2.63
 Saving Deposits             82,356   5.71   2.20        86,776   6.36   2.58
 Time Deposits              895,875  62.11   4.57       866,229  63.52   5.10
                         ---------- -------  ------  ---------- -------  ------
Total Deposits           $1,442,439 100.00%  3.94%   $1,363,722 100.00%  4.38%
                         ========== =======  ======  ========== =======  ======

  As of December 31 1999, and 1998, there were no brokered deposits outstanding. During 1999 and 1998, the Bank accepted deposits from the State of California. As of December 31, 1999, these deposits totaled $100.0 million. The Company has pledged securities in excess of the required amount of 110 percent of this deposit amounting to $112.5 million, as of December 31, 1999. The securities pledged are collateralized mortgage obligations. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable.

  Deposits outstanding as of December 31, 1999, mature as follows:

(In Thousands)              Amount
------------------------------------
Immediately Withdrawable  $  576,254
Year Ending December 31:
  2000                       913,246
  2001                         1,196
  2002                            15
  2003                             0
  2004                           100
                          ----------
Total                     $1,490,811
                          ==========

NOTE 10 - OTHER BORROWINGS

  As of December 31, 1999, the Bank had obtained four advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $50.0 million. The following relates to these advances:

                                Fixed Rate
                                    of
Maturity                Amount   Interest
------------------------------------------
(Dollars in Thousands)
------------------------------------------
Nov.1, 2000             $25,000   4.53%
Jan.31, 2001             10,000   5.19%
Apr.30, 2001             10,000   4.92%
July 15, 2002             5,000   5.61%

  On July 30, 1997, the Company issued, through a public offering, $40 million of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, was received by the Company. The discount is amortized over the 10 year life of the subordinated notes. The notes are not redeemable prior to August 1, 2002. Thereafter, the notes are redeemable, in whole or in part, at the option of the Company at decreasing redemption prices plus accrued interest to the date of redemption. The notes have no sinking fund. The indenture (the "Indenture") under which the notes are issued does not limit the ability of the Company or its subsidiaries to incur additional indebtedness. The Indenture provides that the Company cannot pay cash dividends or make any other distribution on, or purchase, redeem or acquire its capital stock, except that the Company may (1) declare and pay a dividend in capital stock of the Company and (2) declare and pay dividends, purchase, redeem or otherwise acquire for value its capital stock or make other distributions in cash or property other than capital stock of the Company if the amount of such dividend, purchase or distribution, together with the amount of all previous such dividends, purchases, redemptions and distributions of capital stock after December 31, 1996, would not exceed in the aggregate the sum of (a) $38 million, plus (b) 100% of the Company's consolidated net income (or minus 100% of the Company's consolidated net loss, as the case may be), based upon audited consolidated financial statements, plus (c) 100% of the net proceeds received by the Company on account of any capital stock issued by the Company (other than to a subsidiary of the Company) after December 31, 1996. As of December 31, 1999, in the opinion of management, the Company was in compliance with all the terms, conditions and provisions of the Indenture.

NOTE 11 - INCOME TAXES

  Income taxes (benefit) expense in the accompanying consolidated statements of income is comprised of the following:

                                                      Year Ended December 31,
------------------------------------------------------------------------------
(In Thousands)                                         1999    1998     1997
------------------------------------------------------------------------------
Current Taxes:
  Federal                                            $13,681  $ 7,609 $ 5,316
  State                                                4,764    2,983   2,658
                                                     -------- ------- --------
  Total                                               18,445   10,592   7,974
Deferred Taxes:
  Federal                                                143    3,422   2,895
  State                                                 (578)   1,136     595
                                                     -------- ------- --------
  Total                                                 (435)   4,558   3,490
Taxes Credited to Stockholders' Equity for Exercise
 of Stock Options                                        322    1,614   2,841
                                                     -------- ------- --------
Total Provision for Income Taxes per Consolidated
 Statements of Income                                 18,332   16,764  14,305
Tax Benefit on Extraordinary Item                          -        -    (353)
                                                     -------- ------- --------
Total                                                $18,332  $16,764 $13,952
                                                     ======== ======= ========
Deferred Taxes (Credited)/Charged to Shareholders'
 Equity Related to Available for Sale Securities     $(7,339) $   127 $   732
                                                     ======== ======= ========

  Tabulated below are the significant components of the net deferred tax asset (liability) as of December 31, 1999 and December 31, 1998:

                                               Year Ended
                                               December 31,
--------------------------------------------------------------
(In Thousands)                               1999      1998
--------------------------------------------------------------
Components of the Deferred Tax Asset:
Provision for Credit Losses                $  8,584  $  8,709
California Franchise Taxes                    2,110     1,661
Loan Fee Income                                   -       174
Allowance for Other Real Estate Owned         1,382       917
Unrealized Net Loss on Securities             6,005         -
Other                                         1,530       464
                                           --------- ---------
Deferred Tax Asset                           19,611    11,925
                                           ========= =========
Components of the Deferred Tax Liability:
Leveraged Leases                            (13,037)   (9,892)
Low Income Housing                           (3,957)   (4,414)
Unrealized Net Gain on Securities                 -    (1,334)
Discount Accretion                             (356)   (1,798)
                                           --------- ---------
Deferred Tax Liability                      (17,350)  (17,438)
                                           ========= =========
Net Deferred Tax Asset (Liability)         $  2,261  $ (5,513)
                                           ========= =========

  The Company believes that all deferred tax assets will ultimately be realized. In evaluating the reliability of its deferred tax assets, management has considered income from future operations, the turnaround of deferred tax liabilities and current and prior years' taxes paid.

  A reconciliation of the statutory federal corporate income tax rate to the effective income tax rate on consolidated income before income tax expense follows:

                                                   Percent of Pre-tax Earnings
                                                     Year Ended December 31,
------------------------------------------------------------------------------
                                                     1999     1998     1997
------------------------------------------------------------------------------
Statutory Federal Corporate Income Tax Rate           35.0%    35.0%     35.0%
State Tax, Net of Federal Income Tax Effect            7.0%     6.6%      6.3%
Increase (Decrease) Resulting from:
Non-taxable Interest Income on Municipal Securi-
 ties and Dividend Exclusion on Auction Preferred
 Stocks                                                0.0%    -0.1%     -1.0%
Low Income Housing Tax Credit                         -4.1%    -4.6%     -4.7%
Other, Net                                             0.0%     0.4%     -0.5%
                                                   -------- -------- ---------
                                                      37.9%    37.3%     35.1%
                                                   ======== ======== =========

  The Company had a current income tax payable of $5,465,000 and $2,830,000 as of December 31, 1999 and 1998.

NOTE 12 - EARNINGS PER SHARE

  The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

                           For the Year Ended 1999      For the Year Ended 1998       For the Year Ended 1997
-----------------------------------------------------------------------------------------------------------------
                                                Per-                          Per-                          Per-
                          Income               Share    Income               Share    Income               Share
(Dollars in Thousands)  (Numerator)   Shares   Amount (Numerator)   Shares   Amount (Numerator)   Shares   Amount
-----------------------------------------------------------------------------------------------------------------
Income before
 Extraordinary Item       $29,988                      $28,142                       $26,434
                          -------                      -------                       -------
Basic EPS
Income Available to
 Common Stockholders      $29,988   12,430,000 $2.41   $28,142    14,049,000 $2.00   $26,434    13,733,000 $1.93
                          -------   ---------- ------  -------    ---------- ------  -------    ---------- ------
Effect of Dilutive
 Securities
Options - Common Stock
 Equivalent                            242,000 (0.04)                296,000 (0.04)                401,000 (0.06)
                                    ---------- ------             ---------- ------             ---------- ------
Diluted EPS
Income Available to
 Common Stockholders
 plus Assumed
 Conversions              $29,988   12,672,000 $2.37   $28,142    14,345,000 $1.96   $26,434    14,134,000 $1.87
                          =======   ========== ======  =======    ========== ======  =======    ========== ======

NOTE 13 - PENDING LITIGATION

Legal Action

  In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

NOTE 14 - EMPLOYEE BENEFIT PLANS

  The Company adopted the 1999 Employee Stock Incentive Plan (the "Plan") as of April 22, 1999.

  The purpose of this plan is to enable the Company and its subsidiaries to attract, retain and motivate their employees, non-employee directors and consultants by providing for or increasing the proprietary interests of such employees, non-employee directors and consultants in the Company and, thereby, further align their interests with those of the shareholders of the Company.

  On January 26, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission (the "Commission") to register 2,484,120 shares (the "Shares") of the Registrant's Common Stock for issuance pursuant to the Registrant's 1999 Employee Stock Incentive Plan (the "Plan"), and such indeterminate number of shares as may become available under the Plan as a result of the adjustment provisions thereof. The Shares include
(i) 1,000,000 shares, including any shares issuable pursuant to that certain Employment Agreement dated as of January 1, 1998, between the Registrant and Li-Pei Wu, as amended, (ii) 343,020 shares currently available for future awards under the Registrant's Amended and Restated 1988 Stock Option Plan (the "Prior Plan") and (iii) up to 1,141,100 shares subject to awards currently outstanding under the Prior Plan and which subsequently may be forfeited, canceled, or expire without delivery of shares.

  As of December 31, 1999, there were options outstanding that included three different vestings as described below:

  a) Options become vested over a four year period and include five vestings. If an option expires without having been exercised, usually two years from date of vesting, the unexercised shares are again available for future grants.

  b) Options become vested on the one year anniversary date of the grant and are exerciseable over a ten year period from date of grant. Options with this vesting schedule are granted to non-employee directors.


  c) Options become vested over a four year period and include five vestings. All options expire on the sixth anniversary from date of grant.

As of December 31, 1999, authorized stock option shares were 3,640,000. The balance of authorized stock options includes 1,000,000 shares under the 1999 Employee Stock Incentive Plan for which the above referenced registration statement was filed. As of December 31, 1999, options available for future grant were 1,299,620.

  A summary of stock option activity and related option prices for 1999, 1998 and 1997 follows:

                                                            Range of or
                                Number   Weighted Average  Option Price
                              of Shares    Option Price      Per Share
                              ---------- ---------------- ---------------
Balance at December 31, 1996  1,251,760       $ 6.88      $6.59 - $10.03
-------------------------------------------------------------------------
     Granted                    100,500       $14.55      $14.25 - $15.75
     Exercised                 (457,160)      $ 6.99      $ 6.59 - $14.25
     Forfeited                  (28,700)      $ 9.79      $ 6.75 - $14.25
     Expired                     (2,000)      $ 7.39      $ 6.75 - $ 7.88
Balance at December 31, 1997    864,400       $ 7.62      $ 6.59 - $15.75
----------------------------  ----------      ------      ---------------
     Granted                    478,000       $29.49      $27.13 - $31.75
     Exercised                 (187,200)      $ 7.31      $ 6.59 - $15.75
     Forfeited                  (16,400)      $21.39      $ 6.75 - $29.25
     Expired                       (400)      $27.13          $27.13
Balance at December 31, 1998  1,138,400       $16.65      $ 6.59 - $31.75
----------------------------  ----------      ------      ---------------
     Granted                    164,500       $23.63      $23.00 - $25.88
     Exercised                  (73,300)      $ 9.06      $ 6.75 - $15.75
     Forfeited                  (23,800)      $24.66      $ 8.69 - $29.25
     Expired                     (7,200)      $28.54      $27.13 - $29.25
Balance at December 31, 1999  1,198,600       $17.85      $ 6.59 - $31.75
============================  ==========      ======      ===============

  The following table indicates relevant information for all stock options outstanding, as of December 31, 1999:

                            Weighted Average
                 Exercise Remaining Contractual
        Shares    Price      Life (in Years)
       --------- -------- ---------------------
         476,000  $ 6.59              2.0
           2,400    7.88              0.1
          21,400    6.75              0.8
          41,800    8.69              1.5
          44,300   14.25              1.9
           8,000   15.75              1.8
         204,400   27.13              2.0
           4,000   29.25              2.1
         240,000   31.75              8.4
          36,000   25.88              9.0
         120,300   23.00              5.1
       ---------               ----------
Total  1,198,600               3.73 Years
       =========               ==========

  For purposes of the above table, contractual life is defined as the time from balance sheet date to the expiration date of the option contract and may include a period of time during which the option is not vested.


  The following table indicates relevant information for all exercisable stock options, as of December 31, 1999:

               Exercise
       Shares   Price
       ------- --------
       476,000  $ 6.59
         2,400    7.88
        21,400    6.75
        21,400    8.69
        16,700   14.25
         4,000   15.75
        83,200   27.13
         1,600   29.25
       240,000   31.75
        24,700   23.00
       -------
Total  891,400
       =======          ===

  As of December 31, 1999, 1998 and 1997, exercisable options were 891,400, 597,400, and 519,400 shares, respectively. The weighted average exercise price for all exercisable stock options as of December 31, 1999 and 1998 was $16.02 and $8.56, respectively.

Employment Agreement

  On February 19, 1998 Mr. Wu, Bancorp and the Bank entered into an employment agreement having an effective date of January 1, 1998, (the "Agreement").

  The Agreement provides for an employment term of five (5) years, commencing January 1, 1998, and ending December 31, 2002. Pursuant to the Agreement, Mr. Wu will serve as Chairman of the Board of Bancorp and the Bank throughout the entire term of the Agreement, but he will serve as Chief Executive Officer of Bancorp and the Bank only through December 31, 2000.

  The Agreement provides for a base annual salary of $402,336, which amount shall be adjusted on January 1 of each anniversary thereof, for a percentage increase equal to three percent (3%) over the increase in the Consumer Price Index.

  The Agreement also provides for an annual incentive compensation award payable to Mr. Wu, which is based upon a formula to be computed as follows:
(i) three percent (3%) of any amount by which the Bank's tax equivalent income before taxes exceeds ten percent (10%) of the net equity of the Bank at the beginning of that fiscal year but does not exceed fifteen percent (15%) of such net equity; and (ii) four percent (4%) of any amount by which such income exceeds fifteen percent (15%) of such net equity. In addition, Mr. Wu will be entitled to receive from each Bancorp subsidiary (other than the Bank), if any exists, an incentive compensation cash award computed in accordance with a formula identical to the one described in the preceding sentence. The aggregate incentive compensation cash award payable to Mr. Wu shall be subject to the following maximum dollar limitations commencing with the fiscal year ending December 31, 2000: (i) $1,500,000 for the fiscal year 2000; (ii) $400,000 for the fiscal year 2001; and (iii) $400,000 for the fiscal year 2002.

  Mr. Wu was granted non-qualified options under the 1988 Stock Option Plan to purchase an aggregate of 924,000 shares of Common Stock of Bancorp at a price of $6.59 per share. All such options have become exercisable and have been exercised in part, with Mr. Wu now holding unexercised options to acquire 476,000 shares of Common Stock.

  Under the Agreement, provided that Mr. Wu continues to be employed by the Company through December 19, 2001, on such date Mr. Wu will be granted a non-qualified stock option to purchase shares of GBC Common Stock equal to the aggregate of the number of shares of GBC Common Stock that are covered by the unexercised portion of Mr. Wu's December 19, 1991 non-qualified stock option as of December 31, 2000 and/or the number of shares that had been previously acquired by Mr. Wu by reason of exercising such non-qualified stock option and which shares are held by him as of December 31, 2000. The number of shares of GBC Common Stock subject to the new non-qualified stock option will be equitably adjusted in the event of any change to GBC Common Stock occurring as a result of any stock split, stock dividend, reorganization or similar transaction. The exercise price under such new option will be the fair market value of GBC Common Stock on the date of grant and such option will vest immediately. The new option will be exercisable until December 31, 2007; provided, that if Mr. Wu's employment with the Company terminates prior to December 31, 2002, the exercise period will only be three (3) months from such termination date, or, if Mr. Wu dies or becomes disabled, the exercise period will be the earlier of one (1) year from his death or disability or December 31, 2007.

  The Agreement provides that commencing with the year ended December 31, 1999, Mr. Wu may elect in his discretion to receive up to one-half ( 1/2) of his incentive compensation cash award for any fiscal year in shares of Bancorp Common Stock. If Mr. Wu makes such an election he will receive as of the date of such election GBC Common Stock equal in value (determined as of such election date) to the portion of the cash award for which he elected to receive GBC Common Stock. In addition, he will be awarded as of such election date a vested, deferred contractual right to receive two (2) years later GBC Common Stock equal in value to the sum of fifty percent (50%) in value of the portion of the cash award for which he elected to receive GBC Common Stock plus the value of dividends that would have been paid during the two (2) year deferral period had such GBC Common Stock actually been granted to him on the date of his election. The number of shares of GBC Common Stock subject to the vested, deferred contractual right will be equitably adjusted in the event of any change to GBC Common Stock occurring as a result of any stock split, stock dividend, reorganization or similar transaction.

  The Agreement further provides that during the first three (3) years of Mr. Wu's employment thereunder, Bancorp shall grant to him a vested, deferred contractual right to receive one share of Bancorp Common Stock for every twenty (20) shares of Bancorp Common Stock acquired by him through exercise of his non-qualified stock option, or acquired by reason of his election to receive up to one-half ( 1/2) of his incentive compensation cash award for any fiscal year in Bancorp Common Stock, excluding shares for which Mr. Wu has a vested, deferred contractual right to receive, and/or of vested option shares (even though not exercised) under his non-qualified stock option that are held during the full term of the relevant fiscal year. The total number of shares to be received by Mr. Wu shall not in the aggregate exceed 100,000, which number is subject to equitable adjustment in the event of any change to GBC Common Stock occurring as a result of any stock split, stock dividend, reorganization or similar transaction. Such additional shares shall be granted on the fifth
(5th) anniversary of the first (1st) day of January following the year with respect to which the contractual right to receive the additional shares was awarded (together with a further number of shares equal in value to the dividends that would have been paid on the additional shares during such five
(5) year deferral period).

  Under the Agreement, at the expiration of its stated term on December 31, 2002 (other than for cause), Mr. Wu will be entitled to an annual retirement benefit equal to fifty percent (50%) of the annual base salary he earned during his final year of employment. This retirement benefit will be payable in equal monthly installments over the five (5) years following the expiration of the term of the Agreement.

  The Agreement contains a noncompetition provision whereby Mr. Wu agrees not to compete with the Company for a period of five (5) years following the date of his termination of employment under the Agreement. In the event that Mr. Wu fails to comply with such noncompetition provision, as of the date of such failure to comply, (i) the new stock option granted to Mr. Wu on December 19, 2001, to the extent not yet exercised, or Mr. Wu's right to receive such option if not yet granted, will expire or terminate, (ii) Mr. Wu will no longer be entitled to the retirement benefit provided for under the Agreement, to the extent not yet paid, and (iii) Mr. Wu will no longer be allowed continued use of an office and automobile.

  In the event of any merger or consolidation or acquisition of Bancorp or the Bank, whereby Bancorp or the Bank is not the surviving entity, or another entity or person acquires more than fifty (50%) of the outstanding Common Stock of the Bank or Bancorp in one or more transactions, or the Bank or Bancorp ceases to exist pursuant to any of such transactions (any of which herein referred to as a "Triggering Event"), under the contingency stock option granted pursuant to a prior agreement, provided Mr. Wu is then in the employ of the Company, Mr. Wu shall have the right to purchase 242,000 shares of Bancorp Common Stock at $1.86 per share, exercisable upon the execution of an agreement or the application to any regulatory authority for approval of or consent to any Triggering Event, such right to remain exercisable in whole or in part until 45 days after the consummation of the Triggering Event. If any Triggering Event is not consummated, such contingent option shall then not be exercisable, but shall continue in full force and effect and be exercisable upon the occurrence of any future Triggering Event.

Contingent Stock Option Plan

  A contingent stock option plan issued at market is in effect which allows certain key officers of the Bank to purchase up to an aggregate of 574,900 shares (as of December 31, 1999) of the Company's authorized but unissued common stock at a price of $1.86 - $14.25 per share. The stock options may be exercised by the optionee only in the event of certain triggering events, such as a merger, sale or disposition of all of the assets by the Company, or the Bank, or any similar event in which neither the Company nor the Bank is a survivor. Each of the contingent stock options is for a term of indefinite duration, provided, however, said options shall terminate upon the death of the optionee or in the event the optionee ceases to be employed by the Company. A summary of contingent stock option activity and related option prices for 1999, 1998 and 1997 follows:

                                                              Range of or
                                   Number   Weighted Average  Option Price
                                  of Shares   Option Price     Per Share
                                  --------- ---------------- --------------
         Balance at December 31,
          1996                     554,900       $ 4.05      $1.86 - $10.02
            ---------------------------------------------------------------
               Granted              20,000       $14.25          $14.25
         Balance at December 31,
          1997                     574,900       $ 4.40      $1.86 - $14.25
         -----------------------   -------       ------      --------------
         Balance at December 31,
          1998                     574,900       $ 4.40      $1.86 - $14.25
         -----------------------   -------       ------      --------------
         Balance at December 31,
          1999                     574,900       $ 4.40      $1.86 - $14.25
         -----------------------   -------       ------      --------------

  The following table indicates relevant information for all contingent stock options outstanding, as of December 31, 1999:

            Shares  Exercise Price
            ------- --------------
            242,000     $ 1.86
             96,800       2.17
             31,460       6.51
             48,400       6.59
             16,940       6.61
             10,000       6.75
             50,000       6.94
             12,000       8.13
             11,000       8.30
             12,100       8.47
             24,200      10.02
             20,000      14.25
            -------
     Total  574,900
            =======

  The weighted average exercise price of all the contingent stock options outstanding was $4.40.

  There were no contingent stock options that were exercisable as of December 31, 1999.

Pro Forma Net Income and Earnings Per Share

  The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for the fair value of the options granted in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share ("EPS") would have been changed to the pro forma amounts indicated below:

(Dollars In Thousands,
Except Per Share Data)      1999    1998    1997
--------------------------------------------------
Net Income as Reported     $29,988 $28,142 $25,946
Pro Forma Net Income       $29,555 $27,643 $25,752
EPS as Reported - Basic    $  2.41 $  2.00 $  1.90
EPS as Reported - Diluted  $  2.37 $  1.96 $  1.84
Pro Forma EPS - Basic      $  2.38 $  1.97 $  1.88
Pro Forma EPS - Diluted    $  2.33 $  1.93 $  1.82

  The Black-Scholes model was utilized for purposes of the option pricing. The volatility of 30.60%, 28.00%, and 28.38% for the options granted in 1999, 1998 and 1997, respectively, was based on historical weekly closing prices and historical annual dividend rates. The expected life of the options ranged from 1 month to 10 years. The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $4.71, $5.50 and $3.58, respectively. The risk-free interest rate which is based on the treasury bill/note rate, was 6.2%, 5.0% and 5.0% for options granted during 1999, 1998 and 1997, respectively.

  Pro forma net income only reflects the cost of options granted in 1995 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above for the years 1997 and 1998. Pro forma net income does not reflect options granted under the contingent stock option plan as the options will become exercisable only upon the occurrence of certain triggering events the dates of which cannot be determined.

General Bank 401(k) Plan

  In 1988, the Bank established a 401(k) Plan in which all employees of the Bank may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least one year prior to the semi-annual enrollment date. Employees may contribute up to 15 percent of their annual base salary up to limits established by the Internal Revenue Services with the Company matching 100 percent of the employee's contribution up to 5 percent of that employee's base salary. In 1999, 1998, and 1997, the Bank's contribution amounted to $342,000, $240,000, and $267,000, respectively.

Executive Incentive Savings Plan

  In 1992, the Board of Directors of the Bank authorized an Incentive Savings Plan which replaced the Executive Deferred Compensation Plan established in 1988. Under the plan, if any bonus or profit sharing award is received during the year by any vice president or any officer of the Bank ranking above such position (including officers who are also directors), he or she is allowed to set aside up to 30% of such bonus or profit sharing award received in the payment year, and the Bank will contribute additional funds for each participant to pay the federal income tax for the portion of the bonus or award so set aside. This arrangement is tied to a paid-up life insurance program having investment features and the participant has the right to choose different investment vehicles for the investment of the portion of the bonus or award set aside as described above. The Bank has contributed approximately $473,000, $592,000, and $572,000, to this plan in 1999, 1998 and 1997, respectively.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  The consolidated balance sheets do not reflect various commitments relating to financial instruments which are used in the normal course of business. These instruments include commitments to extend credit, letters of credit and futures contracts. Management does not anticipate that the settlement of these financial instruments will have a material adverse effect on the financial condition or the operations of the Company.

  These financial instruments carry various degrees of credit and market risk. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Market risk is the possibility that future changes in the market price may render less valuable a financial instrument.

  The contractual amounts of commitments to extend credit and letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.

  Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank receives a fee for providing a commitment. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon the extension of credit is based on management's evaluation. Collateral held varies but may include accounts receivable, inventory, property, equipment and real estate. As of December 31, 1999, the Company's undisbursed loan commitments amounted to approximately $458.5 million, of which $126.1 million related to construction loans. As of December 31, 1998, the Company's undisbursed loan commitments amounted to approximately $474.4 million, of which $161.1 million related to construction loans. As of December 31, 1999 and 1998, $134.8 million and $134.7 million, respectively, of loan commitments were related to a program to which the Bank and various other minority-owned banks participate in the granting of credit to large U.S. corporations, all of which are rated A or better by one or both of the major rating services at the time of entering into the agreement. All of the commitments are for one year or less. The Company does not anticipate funding in the majority of instances.

  In addition to loan commitments, the Company is also committed to meet capital calls to the various partnership interests of GBC Venture Capital, Inc. As of December 31, 1999 and 1998, these undisbursed commitments totaled $3.8 million and $1.1 million, respectively. These amounts are included as part of total undisbursed commitments.

  Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate foreign or domestic trade transactions. They represent a substitution of the Bank's credit for the customer's credit.

  The following is a summary of various financial instruments with off-balance sheet risk as of December 31, 1999 and 1998:

                                December 31,
-----------------------------------------------
(In Thousands)                  1999     1998
-----------------------------------------------
Undisbursed Commitments       $462,333 $474,366
Standby Letters of Credit       95,236   89,735
Bills of Lading Guarantee          632      531
Commercial Letters of Credit    84,002   64,578

  As of December 31, 1999, commitments to fund fixed-rate loans and adjustable-rate loans were $8.4 million and $450.1 million, respectively. As of December 31, 1998, commitments to fund fixed-rate loans and adjustable-rate loans were $10.3 million and $462.9 million, respectively.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks

  The carrying amount of cash and due from banks is considered fair value.

Federal funds sold and securities purchased under agreements to resell

  Outstanding amounts under these categories represented overnight transactions as of December 31, 1999 and 1998 and are considered to be carried at fair value.

Securities

  For securities including securities held to maturity, for trading and securities available for sale, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

  Fair values are estimated for portfolios of loans with similar financial characteristics. These portfolios were then segmented into fixed and adjustable interest rate classifications.

  Adjustable rate loans are considered to be carried at fair value.

  The fair value of fixed rate loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.

  The entire allowance for credit losses was applied to classified loans including non-accruals. Accordingly, they are considered to be carried at fair value as the allowance for credit losses represents the estimated discount for credit risk for the applicable loans.

  Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit liabilities

  The fair value of demand deposits, interest bearing demand, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated using the rates the Bank was offering as of December 31, 1999 and 1998 for deposits of similar remaining maturities.

Borrowings from Federal Home Loan Bank

  The fair value of borrowings from Federal Home Loan Bank is estimated using a discounted cash flow model.

Subordinated debt

  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of subordinated debt.

Accrued interest receivable/payable

  Accrued interest receivable and accrued interest payable are considered to be carried at fair value.

Off Balance Sheet Financial Instruments

  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

  The fair value disclosed hereinafter does not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the amounts disclosed. The fair value estimates are dependent upon subjective estimates of market conditions and perceived risks of financial instruments at a point in time and involve significant uncertainties resulting in variation in estimates with changes in assumptions.

  The estimated fair values of the Company's financial instruments are as follows:

                                          1999                  1998
-----------------------------------------------------------------------------
                                   Carrying     Fair     Carrying     Fair
(In Thousands)                      Amount     Value      Amount     Value
-----------------------------------------------------------------------------
Financial Assets:
Cash and Due from Banks           $   26,120 $   26,120 $   27,514 $   27,514
Fed Funds Sold & Securities
 Purchased Under Agreement to
 Resell                               80,000     80,000    101,000    101,000
Securities Available for Sale        683,017    683,017    724,172    724,172
Securities Held to Maturity            1,300      1,241     24,616     24,677
Trading Securities                     1,114      1,114          -          -
Loans, net                           902,000    881,398    763,650    759,528
Accrued Interest Receivable            9,853      9,853      8,069      8,069

Financial Liabilities:
Deposits                           1,490,811  1,490,443  1,380,903  1,382,458
Borrowing from Federal Home Loan
 Bank                                 50,000     49,173     35,000     34,694
Subordinated Debt                     39,007     37,007     38,876     39,402
Accrued Interest Payable               4,076      4,076      3,509      3,509

                                          1999                  1998
-----------------------------------------------------------------------------
                                   Contract     Fair     Contract     Fair
(In Thousands)                      Amount     Value      Amount     Value
-----------------------------------------------------------------------------
Off-balance Sheet
Financial Instruments:
Commercial Letters of Credit      $   84,002 $      210 $   64,578 $      161
Standby Letters of Credit             95,236      1,251     89,735      1,160
Bill of Lading Guarantees                632          2        531          1
Undisbursed Commitments              462,333      3,566    474,366      4,155

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF GBC BANCORP (PARENT COMPANY)

  Condensed balance sheets as of December 31, 1999 and 1998 follow:

(Dollars in Thousands)                                       1999      1998
------------------------------------------------------------------------------
Assets
 Due From Bank Subsidiary                                  $    848  $    211
 Investment in Subsidiaries                                 163,264   160,000
 Advance to Bank Subsidiary                                   7,000    40,000
 Other Assets                                                 2,677     3,452
                                                           --------- ---------
 Total Assets                                              $173,789  $203,663
                                                           ========= =========
Liabilities and Stockholders' Equity
 Dividends Payable                                         $  1,037  $  1,028
 Other Liabilities                                              707       729
 Subordinated Debt                                           39,007    38,876
                                                           --------- ---------
 Total Liabilities                                           40,751    40,633
Stockholders' Equity
 Common stock, no par value or stated value;
  40,000,000 shares
  authorized; 11,523,019 and 13,711,998 shares
  outstanding at
  December 31, 1999 and 1998, respectively                 $ 57,289  $ 56,303
 Retained Earnings                                           84,035   104,898
 Accumulated Other Comprehensive (Loss) Income               (8,286)    1,829
                                                           --------- ---------
 Total Stockholders' Equity                                 133,038   163,030
                                                           --------- ---------
 Total Liabilities and Stockholders' Equity                $173,789  $203,663
                                                           ========= =========

  Condensed statements of income for the years ended December 31, 1999, 1998, and 1997 follow:

(Dollars in Thousands)                              1999     1998      1997
------------------------------------------------------------------------------
Interest Income                                   $     -  $      -  $    199
Interest Income from Bank Subsidiary                1,058     2,583     1,639
Dividends Received from Bank Subsidiary            20,034     4,213     8,307
                                                  -------- --------- ---------
Total Income                                       21,092     6,796    10,145
Interest Expense                                    3,481     3,481     2,553
Non-Interest Expense                                  135       139       105
                                                  -------- --------- ---------
Total Expense                                       3,616     3,620     2,658
Income before Income Taxes & Extraordinary Item    17,476     3,176     7,487
Benefit for Income Taxes                           (1,075)     (436)     (394)
                                                  -------- --------- ---------
Income before Extraordinary Item                   18,551     3,612     7,881
Extraordinary Item                                      -         -      (488)
                                                  -------- --------- ---------
Income before Equity in Undistributed Earnings
 of Subsidiaries                                   18,551     3,612     7,393
Equity in Undistributed Earnings of Subsidiaries   11,437    24,530    18,553
                                                  -------- --------- ---------
Net Income                                        $29,988  $ 28,142  $ 25,946
                                                  ======== ========= =========

  Condensed statements of cash flows for the years ended December 31, 1999, 1998, and 1997 follow:

(In Thousands)                                      1999      1998      1997
-------------------------------------------------------------------------------
Operating Activities:
Net Income                                        $ 29,988  $ 28,142  $ 25,946
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Accretion of Discount on Subordinated Debt           131       131        55
  Net Decrease in Other Assets                       1,088     2,883     5,016
  Equity in Undistributed Earnings of Subsidiar-
   ies                                             (11,437)  (24,530)  (18,553)
  Net Increase/(Decrease) in Other Liabilities         (13)       (1)      101
                                                  --------- --------- ---------
  Net Cash Provided by Operating Activities         19,757     6,625    12,565
                                                  --------- --------- ---------
Investing Activities:
Net Decrease/(Increase) in Cash Invested in Sub-
 sidiaries                                          31,058     5,400   (40,647)
Proceeds from Sale of Investment Securities              -         -     5,000
                                                  --------- --------- ---------
  Net Cash Provided (Used) in Investing Activi-
   ties                                             31,058     5,400   (35,647)
                                                  --------- --------- ---------
Financing Activities:
Cash Dividends Paid                                 (4,025)   (4,024)   (3,144)
Proceeds from Issuance of Subordinated Notes             -         -    38,690
Redemption of Subordinated Debt                          -         -   (15,000)
Proceeds from Exercise of Stock Options                664     1,375     3,192
Stock Repurchase Program                           (46,817)  (10,386)        -
Other, Net                                               -         -        53
                                                  --------- --------- ---------
  Net Cash Provided by (Used in) Financing Ac-
   tivities                                        (50,178)  (13,035)   23,791
                                                  --------- --------- ---------
  Net Change in Due from Bank                          637    (1,010)      709
Due from Bank at Beginning of Year                     211     1,221       512
                                                  --------- --------- ---------
Due from Bank at End of Year                      $    848  $    211  $  1,221
                                                  ========= ========= =========
Supplemental Disclosures of Cash Flow Informa-
 tion:
Cash Paid (Received) During the Year for:
  Interest                                        $  3,350  $  3,350  $  2,279
  Income Tax Refunds                                  (436)     (394)     (615)

NOTE 18 - REGULATORY MATTERS

  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

  As of December 31, 1999 and 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes would change the institution's category.

  A "well capitalized" institution is one with capital ratios as shown in the following table. As of December 31, 1999, Tier 1 risk based capital, total risk based and leverage ratios for both the Company and the Bank exceeded the "well capitalized" ratio requirements as follows:

                                                  Minimum        Well
                  GBC Bancorp    General Bank    Regulatory  Capitalized
(In Thousands)   Amount  Ratio   Amount  Ratio  Requirements Requirements
------------------------------------------------------------------------------
Tier 1          $141,257  9.07% $167,554 10.82%      4%           6%
Total           $199,726 12.83% $186,925 12.07%      8%          10%
Leverage Ratio  $141,257  8.06% $167,554  9.58%      4%           5%

  As of December 31, 1998, Tier 1 risk based capital, total risk based capital and leverage ratios for both the Company and the Bank exceeded the "well capitalized" ratio requirements as follows:

                                                  Minimum        Well
                  GBC Bancorp    General Bank    Regulatory  Capitalized
(In Thousands)   Amount  Ratio   Amount  Ratio  Requirements Requirements
------------------------------------------------------------------------------
Tier 1          $160,805 11.06% $156,333 10.77%      4%           6%
Total           $217,871 14.98% $174,494 12.02%      8%          10%
Leverage Ratio  $160,805  9.75% $156,333  9.49%      4%           5%

  The Financial Code of the State of California provides that dividends paid by the Bank in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 1999, approximately $53.6 million of undivided profits of the Bank is available for dividends to the Company, subject to the subordinated debt covenant restrictions.

NOTE 19 - OTHER NON-INTEREST EXPENSE

  Components of other non-interest expense in excess of 1% of the sum of total interest income and non-interest income for each period were as follows:

(In Thousands)                              1999   1998   1997
---------------------------------------------------------------
Office Supplies and Communication Expense  $1,644 $1,522 $1,346
Professional Services Expense               1,592  1,606  1,380
FDIC Assessment Expense                       163    159    148
Real Estate Investment Expense              1,512  1,329  1,329
Other                                       2,261  2,222  1,795
                                           ------ ------ ------
Total                                      $7,172 $6,838 $5,998
                                           ====== ====== ======

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended in 1999

(In Thousands, except Per Share Data)         March 31 June 30 Sept. 30 Dec. 31
------------------------------------------------------------------------------
Interest Income                               $31,154  $31,303 $33,119  $34,685
Interest Expense                               13,427   13,733  14,273   14,850
Net Interest Income                            17,727   17,570  18,846   19,835
Provision for Credit Losses                     1,500      500   1,500        -
Income before Income Taxes and Extraordinary
 Item                                          10,484   11,232  12,076   14,528
Net Income                                      6,565    7,016   7,492    8,915
Earnings Per Share - Basic                       0.48     0.54    0.64     0.77
Earnings Per Share - Diluted                     0.47     0.53    0.62     0.76

                                                 Three Months Ended in 1998

(In Thousands, except Per Share Data)         March 31 June 30 Sept.30 Dec. 31
------------------------------------------------------------------------------
Interest Income                               $29,686  $31,193 $33,342 $31,770
Interest Expense                               13,717   14,509  14,703  14,089
Net Interest Income                            15,969   16,684  18,639  17,681
Provision for Credit Losses                         -        -       -   1,500
Income before Income Taxes and Extraordinary
 Item                                          10,438   10,990  12,705  10,773
Net Income                                      6,631    6,843   7,878   6,790
Earnings Per Share - Basic                       0.47     0.48    0.56    0.49
Earnings Per Share - Diluted                     0.46     0.48    0.55    0.48

NOTE 21 - SUBSEQUENT EVENTS

  On January 26, 2000, the Company announced that a portion of the Bank's collateral consisting of the hotel, casino and RV park for the Sunrise Suites construction loan, currently on non-accrual status, has been sold at a bankruptcy court auction for a total of $42 million. The sale closed on February 25, 2000 with the Bank receiving $28 million. Certain remaining collateral is scheduled for sale in the future with an appraised value of $9.2 million.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of GBC Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of GBC Bancorp and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1997 were audited by other auditors whose report, dated January 30, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
January 26, 2000

                                                                      EXHIBIT 21

Subsidiaries of GBC Bancorp                                 State of Incorporation
---------------------------                                 ----------------------
General Bank                                                       California

GBC Venture Capital, Inc.                                          California

Subsidiaries of General Bank
----------------------------

GBC Investment & Consulting Company, Inc.                          California

GBC Insurance Services, Inc.                                       California

Southern Counties Escrow                                           California

GBC Leasing Company, Inc.                                          California


                                                                      Exhibit 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in this Registration Statement No. 333-95381 of GBC Bancorp on Form S-8 of our report dated January 26, 2000, on the consolidated balance sheets of GBC Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended, incorporated by reference in the Annual Report on Form 10-K of GBC Bancorp for the year ended December 31, 1999.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 27, 2000