Form 10-Q
period 2000-03-31
GBC BANCORP
filed 2000-05-15
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549


                          FORM 10-Q
          Quarterly Report under Section 13 or 15(d)
            of The Securities Exchange Act of 1934


For the Quarter Ended March 31, 2000 Commission file number 0-16213
                      --------------                        -------


                        GBC BANCORP
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


         California                                95-3586596
----------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S.Employer Identification
 incorporation or organization)         No.)


  800 West 6th Street, Los Angeles,              California    90017
----------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)


Registrant's telephone number, including area code   213/972-4174
----------------------------------------------------------------------
Former name address and former fiscal year, if changed since last report.



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X           No
              ----------          ----------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Common stock, no par value, 11,511,484 shares issued and outstanding as of March 31, 2000.








                             TABLE OF CONTENTS
                             -----------------


PART I    - FINANCIAL INFORMATION .................................. 3


  Item 1.   Financial Statements ................................... 4

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................... 8


PART II   - OTHER INFORMATION ..................................... 31


  Item 1.   Legal Proceedings...................................... 32

  Item 2.   Changes In Securities ................................. 32

  Item 3.   Default Upon Senior Securities ........................ 32

  Item 4.   Submission Of Matters To A Vote Of Securities Holders . 32

  Item 5.   Other Information ..................................... 32

  Item 6.   Exhibits And Reports On Form 8-K ...................... 32


PART III  - SIGNATURES ............................................ 33















               PART I - FINANCIAL INFORMATION

















                                GBC BANCORP AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                                              March 31,      December 31,
(Dollars In Thousands)                                          2000             1999
------------------------------------------------------------------------------------------
Assets

Cash and Due From Banks                                    $    46,569       $    26,120
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                          162,250            80,000
                                                           ------------      ------------
Cash and Cash Equivalents                                      208,819           106,120

Securities Available for Sale at Fair Value (Amortized
 Cost of $753,048, at March 31, 2000 and $697,300 at
 December 31, 1999, respectively)                              734,010           683,017
Securities Held to Maturity (Fair Value of $1,182 at
 March 31, 2000 and $1,241 at December 31, 1999,
 respectively)                                                   1,251             1,300
Trading Securities                                               5,071             1,114
Loans and Leases                                               913,919           925,957
Less: Allowance for Credit Losses                              (19,945)          (19,808)
      Deferred Loan Fees                                        (3,829)           (4,149)
                                                           ------------      ------------
Loans and Leases, Net                                          890,145           902,000
Bank Premises and Equipment, Net                                 5,465             5,435
Other Real Estate Owned, Net                                     7,369             8,170
Due From Customers on Acceptances                                9,664             7,197
Real Estate Held for Investment                                  5,098             5,522
Other Investments                                               10,515             9,801
Accrued Interest Receivable and Other Assets                    19,448            14,524
                                                           ------------      ------------
Total Assets                                               $ 1,896,855       $ 1,744,200
                                                           ============      ============

Liabilities and Stockholders' Equity

Deposits:
 Demand                                                    $   187,235       $   174,753
 Interest Bearing Demand                                       405,542           323,451
 Savings                                                        79,850            78,050
 Time Certificates of Deposit of $100,000 or More              752,999           712,398
 Other Time Deposits                                           204,752           202,159
                                                           ------------      ------------
Total Deposits                                               1,630,378         1,490,811


Forward Sales Equity Securities                                  3,459               828
Borrowings from the Federal Home Loan Bank                      50,000            50,000
Subordinated Debt                                               39,039            39,007
Acceptances Outstanding                                          9,664             7,197
Accrued Expenses and Other Liabilities                          26,231            23,319
                                                           ------------      ------------
Total Liabilities                                            1,758,771         1,611,162


Stockholders' Equity:
 Common Stock, No Par or Stated Value;
  40,000,000 Shares Authorized; 11, 511,484
  shares and 11,523,019 Shares Outstanding
  at March 31, 2000 and December 31, 1999,
  respectively                                             $    60,026       $    57,289
 Accumulated Other Comprehensive Loss                          (11,041)           (8,286)
 Retained Earnings                                              90,670            84,035
 Shares Held in Trust for Deferred Compensation                 (1,571)                -
                                                           ------------      ------------
Total Stockholders' Equity                                     138,084           133,038
                                                           ------------      ------------
Total Liabilities and Stockholders' Equity                 $ 1,896,855       $ 1,744,200
                                                           ============      ============

See Accompanying Notes to Consolidated Financial Statements











                           GBC BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME


                                                             For the Three Months Ended
                                                                     March 31,
(In Thousands, Except Per Share Data)                           2000             1999
------------------------------------------------------------------------------------------

INTEREST INCOME
 Loans and Leases, Including Fees                           $     22,443     $     18,826
 Securities Available for Sale                                    11,621           10,890
 Securities Held to Maturity                                          20              305
 Federal Funds Sold and Securities
  Purchased under Agreements to Resell                             1,671            1,132
 Other                                                                 3                1
                                                            _____________    _____________
Total Interest Income                                             35,758           31,154


INTEREST EXPENSE
 Interest Bearing Demand                                           2,827            1,635
 Savings                                                             475              418
 Time Certificates of Deposits of $100,000
  or More                                                          9,050            7,100
 Other Time Deposits                                               2,248            2,883
 Federal Funds Purchased and Securities
  Sold under Repurchase Agreements                                     9               17
 Borrowings from the Federal Home Loan Bank                          613              504
 Subordinated Debt                                                   870              870
                                                            _____________    _____________
Total Interest Expense                                            16,092           13,427

Net Interest Income                                               19,666           17,727
Provision for Credit Losses                                            -            1,500
                                                            _____________    _____________
Net Interest Income after Provision for
 Credit Losses                                                    19,666           16,227


NON-INTEREST INCOME
 Service Charges and Commissions                                   1,966            1,640
 Gain on Sale of Loans, Net                                            3               99
 Gain on Sale of Fixed Assets                                          4                -
 Trading Account Revenue                                           5,201                -
 Expense from Other Investments                                       (2)               -
 Other                                                                67              113
                                                            _____________    _____________
Total Non-Interest Income                                          7,239            1,852


NON-INTEREST EXPENSE
 Salaries and Employee Benefits                                    5,480            4,472
 Occupancy Expense                                                   797              763
 Furniture and Equipment Expense                                     515              610
 Net Other Real Estate Owned Expense                                 606               46
 Other                                                             1,879            1,704
                                                            _____________    _____________
Total Non-Interest Expense                                         9,277            7,595

Income before Income Taxes                                        17,628           10,484
Provision for Income Taxes                                         6,780            3,919
                                                            _____________    _____________
Net Income                                                  $     10,848     $      6,565
                                                            =============    =============

Earnings Per Share:
 Basic                                                      $       0.94     $       0.48
 Diluted                                                            0.92             0.47
                                                            =============    =============
Weighted Average Basic Shares Outstanding                     11,518,119       13,558,078
                                                            =============    =============
Weighted Average Diluted Shares Outstanding                   11,742,361       13,826,824
                                                            =============    =============

See Accompanying Notes to Consolidated Financial Statements












                                  GBC BANCORP & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                         Stock Held     Accumulated
                                                                         in Trust for      Other                        Total
                                            Common Stock      Retained     Deferred    Comprehensive  Comprehensive  Stockholders'
(In Thousands, Except per Share Amounts)  Shares    Amounts   Earnings   Compensation  Income (Loss)  Income (Loss)    Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                13,712   $ 56,303  $ 104,898               $   1,829                     $  163,030
----------------------------
Comprehensive Income
 Net Income for the year                                          29,988                              $   29,988         29,988
                                                                                                      -----------
 Other Comprehensive Income,
  Net of Tax
  Net Changes in Securities
  Valuation Allowance                                                                    (10,115)        (10,115)       (10,115)
                                                                                                      -----------
Comprehensive Income                                                                                  $   19,873
                                                                                                      ===========
Stock Options Exercised                         73        664                                                               664
Tax Benefit-Stock Options Exercised                       322                                                               322
Stock Repurchase                            (2,262)              (46,817)                                               (46,817)
Cash Dividend- $.33 per Share                                     (4,034)                                                (4,034)
                                         ---------------------------------------------------------                   -----------
Balance at December 31, 1999             $  11,523   $ 57,289  $  84,035   $      -    $  (8,286)                    $  133,038
----------------------------             =========   ========  =========   ========    ==========                    ===========
Comprehensive Income
 Net Income for the Year                                       $  10,848                              $   10,848     $   10,848
                                                                                                      -----------
 Other Comprehensive Income,
  Net of Tax
  Net Changes in Securities
  Valuation Allowance                                                                     (2,755)         (2,755)        (2,755)
                                                                                                      -----------
Comprehensive Income                                                                                  $    8,093
                                                                                                      ===========
Stock Issued for Executive
 Compensation                                  113      2,401                                                             2,401
Stock held in Trust for
 Deferred Compensation                                                       (1,571)                                     (1,571)
Stock Options Exercised                         23        224                                                               224
Tax Benefit-Stock Options
 Exercised                                                112                                                               112
Stock Repurchase                              (148)               (3,177)                                                (3,177)
Cash Dividend- $.09 per Share                                     (1,036)                                                (1,036)
                                         ---------------------------------------------------------                   -----------
Balance at March 31, 2000                $  11,511   $ 60,026  $  90,670   $ (1,571)   $ (11,041)                    $  138,084
-------------------------                =========   ========  =========   =========   ===========                    ==========


Disclosure of                                                           For the Quarter                    For the Year
 Reclassification Amount:                                             Ended March 31, 2000            Ended December 31, 1999

Net Change of Unrealized Gains
 (Losses) Arising During Period
 Net of Tax Expense (Benefit) of
 ($1,999), ($7,655) in 2000 and
 1999, respectively                                                       $   (2,755)                      $   (10,550)
Less: Reclassification Adjustment
 for Losses Included in Net Income
 Net of Tax Benefit of $0 and $316
 in 2000 and 1999, Respectively                                                    -                               435
                                                                          -----------                      ------------
Net Unrealized (Losses) Gains on
 Securities Net of Tax (Benefit )
 Expense of ($1,999) and ($7,339)
 in 2000 and 1999, Respectively.                                          $   (2,755)                      $   (10,115)
                                                                          ===========                      ============



See Accompanying Notes to Consolidated Financial Statements








                                  GBC BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                          For the Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                   2000               1999
--------------------------------------------------------------------------------------------------------------

Operating Activities:
Net Income                                                                 $    10,848        $     6,565
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
Depreciation                                                                       370                360
Net Amortization of Premiums on Securities                                         106                159
Net Unrealized Holding Gains on Trading Securities and Liabilities              (2,803)                 -
Proceeds from Sale of Trading Securities                                         2,453                  -
Gain on Sale of Trading Securities                                              (2,398)                 -
Cash Purchases of Trading Securities                                              (200)                 -
Accretion of Discount on Subordinated Notes                                         32                 32
Writedown on Real Estate Held for Investment                                       424                332
Write-off of Goodwill                                                                -                256
Provision for Credit Losses                                                          -              1,500
Provision for Losses on Other Real Estate Owned                                    389                  -
Amortization of Deferred Loan Fees                                                (938)            (1,130)
Gain on Sale of Loans                                                                -                (99)
Gain on Sale of Other Real Estate Owned                                            (29)              (151)
Gain on Sale of Fixed Assets                                                        (4)                 -
Net (Increase)/Decrease in Accrued Interest Receivable and Other
 Assets                                                                         (4,216)             1,293
Net Increase/(Decrease) in Accrued Expenses and Other Liabilities                5,027            (31,231)
Other, net                                                                          (4)                 -
                                                                           ------------       ------------
Net Cash Provided (Used) by Operating Activities                           $     9,057        $   (22,114)
                                                                           ============       ============

Investing Activities:
Purchases of Securities Available for Sale                                 $   (75,662)       $  (155,697)
Proceeds from Maturities of Securities Available for Sale                       20,009            131,087
Proceeds from Maturities of Securities Held to Maturity                             49             18,648
Net Increase in Loans and Leases                                                12,772            (35,189)
Proceeds from Sales of Other Real Estate Owned                                     463              1,812
Capitalized Costs of Other Real Estate Owned                                         -               (283)
Purchases of Premises and Equipment                                               (399)              (211)
Proceeds from Sales of Bank Premises and Equipment                                   4                  -
                                                                           ------------       ------------
Net Cash Used by Investing Activities                                      $   (42,764)       $   (39,833)
                                                                           ============       ============

Financing Activities:
Net Increase/(Decrease) in Demand,Interest Bearing Demand
 and Savings Deposits                                                      $    96,373        $    (6,913)
Net Increase in Time Certificates of Deposit                                    43,194                234
Net Increase in Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                                                      -              6,000
Borrowings from the Federal Home Loan Bank                                           -             15,000
Stock Repurchase Program                                                        (3,177)            (9,087)
Cash Dividends Paid                                                             (1,037)            (1,028)
Proceeds from Exercise of Stock Options                                            224                376
Issuance of Stock                                                                  829                  -
                                                                           ------------       ------------
Net Cash Provided by Financing Activisties                                 $   136,406        $     4,582
                                                                           ============       ============

Net Change in Cash and Cash Equivalents                                    $   102,699        $   (57,365)
Cash and Cash Equivalents at Beginning of Period                               106,120            128,514
                                                                           ------------       ------------
Cash and Cash Equivalents at End of Period                                 $   208,819        $    71,149
                                                                           ============       ============
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During This Period for:
  Interest                                                                 $    15,688        $    13,205
  Income Taxes                                                                   2,049              1,155
                                                                           ============       ============
Noncash Investing Activities:
 Loans Transferred to Other Real Estate Owned at Fair Value                $        21        $        64
                                                                           ============       ============

See Accompanying Notes to Consolidated Financial Statements


















                GBC Bancorp and Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------

       In the opinion of management, the unaudited consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of March 31, 2000 and December 31, 1999 and the quarter ended March 31, 2000 and 1999, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. In the opinion of management, the aforementioned consolidated financial statements are in conformity with general accepted accounting principles.


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




Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

OVERVIEW
--------

      For  the  quarter  ended March 31,  2000,  net  income
totaled $10,848,000, or $0.92   diluted earnings per  share,
compared to $6,565,000, or $0.47 diluted earnings per share for the first quarter of 1999.

      The $4,283,000, or 65.2%, increase in net income from the same period of 1999 was primarily the result of $5,387,000 increase of non-interest income. This increase was due in turn to the recognition of $5,201,000 of trading revenue from both the receipt of securities from venture capital funds and the exercise of warrants received as an adjunct to its high technology banking relationships. Net interest income also increased $1,939,000 and there was no provision for credit losses necessary compared to the $1,500,000 for the three months ended March 31, 1999. Partially offsetting the above was an increase of $1,682,000 of non-interest expense.

        In February, 2000, the Company announced the receipt of $28 million from the sale of a portion of the Bank's collateral for the Sunrise Suites loan. In April, 2000, additional collateral for the loan, consisting of approximately 18 acres of land, was sold through auction for $8 million. If the sale closes as expected in May, 2000, the Bank will receive funds sufficient to repay the outstanding principal. The remaining proceeds from the sale that are to be paid to the Bank are expected to pay substantial portions of the interest and expenses on the Sunrise loan. The actual additional amount of sale proceeds to be received by the Bank is subject to resolution of certain remaining disputes.

      On February 10, 2000, the Bank opened a full-service branch office in Bellevue, Washington.

     The annualized return on average assets ("ROA") for the Company was 2.42% and 1.59% for the quarter ended March 31, 2000 and 1999, respectively. The annualized return on average stockholders' equity ("ROE") for the quarter ended March 31, 2000 and 1999 was 31.8% and 16.3%, respectively.


RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------

      For the quarter ended March 31, 2000 and 1999, net interest income before the provision for credit losses was $19,666,000 and $17,727,000, respectively, representing an increase of $1,939,000, or 10.9%. The components explaining this increase are discussed below.

Interest Income
---------------

      Total interest income for the quarter ended March 31, 2000 was $35,758,000 compared to $31,154,000 for the corresponding period of a year ago. The increase of $4,604,000, or 14.8%, was due to both an increase of average earning assets and the yield earned thereon. For the quarter ended March 31, 2000 and 1999, average earning assets were $1,733.1 million and $1,626.6 million, respectively, representing a $106.5 million, or 6.5%, growth. The yield on earning assets increased from 7.77% to 8.30%, for the quarter ended March 31, 1999 and 2000, respectively.

      The 53-basis point increase was mainly due to the average prime rate increase of 94 basis points from first quarter of 1999. This is reflected in the 93 basis point increase of the yield on federal funds sold and securities purchased under agreements to resell. The yield on total loans and leases increased 44-basis points. Variable rate loans that are immediately repricable average approximately 73% of the loan portfolio.
     The impact of the prime rate increases on the yield of total loans and leases was partially offset by an increased average of non-accrual loans. For the quarter ended March 31, 2000 and 1999, average non-accrual loans were $32.9 million and $21.9 million, respectively. In addition, within the loan portfolio itself, there has been a shift in the composition of loan categories. The higher yielding construction loans have declined from representing 23.0% of the average loan portfolio for the three months ended March 31, 1999 to 16.4% for the three months ended March 31, 2000. The yield on securities increased 38 basis points due to the increase in money market rates and an increase in the average maturity. The 53-basis point increase of the yield on average earning assets also reflected the increasing percentage of total average earning assets from average loans and leases. As of March 31, 2000 and 1999, average loans and leases comprised 52.7% and 49.7%, respectively, of total average earning assets.

Interest Expense
----------------

      Total interest expense for the quarter ended March 31,
2000  was  $16,092,000  compared  to  $13,427,000  for   the
corresponding  period  of  a  year  ago.   The  increase  of
$2,665,000, or 19.9%, was due to both the increase of the cost of funds and the increase of average interest-bearing
deposits.   The cost of funds increased from 4.13%  for  the
quarter ended March 31, 1999 to 4.47% for the quarter ended March 31, 2000 and is primarily due to the increase of short-
term   money  market  rates,  with  all  deposit  categories
reflecting   increased   rates.   Average   interest-bearing
deposits were $1,357.2 million and $1,235.2 million for the quarter ended March 31, 2000 and 1999, respectively, an
increase  of  $122.0  million,  or  9.9%.   The  growth  was
primarily in the higher costing time certificates of deposit of $100,000 or more which increased $105.2 million and lower
costing  interest  bearing  demand  which  increased   $76.6
million. These increases were partially offset by a $60.1 million decline of the average other time deposits.

      For the quarter ended as indicated the average balance and rates paid for the deposit categories were as follows:



                                              For the Quarter Ended March 31,
(Dollars in Thousands)                                2000         1999
-----------------------------------------------------------------------------

Interest-bearing demand - Average balance          $ 358,545    $ 281,950
Rate                                                   3.17%        2.35%

Savings - Average balance                             79,696       79,379
Rate                                                   2.40%        2.14%

Time certificates of deposit
 of $100,000 or more - Average balance               721,608      616,412
Rate                                                   5.04%        4.67%

Other time deposits - Average balance                197,379      257,443
Rate                                                   4.58%        4.54%



      The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, increased to 3.83% for the quarter ended March 31, 2000 from 3.64% for the corresponding period of a year ago. The 19 basis point increase is primarily due to the reasons as explained above.

      The net interest margin, defined as the annualized difference between interest income and interest expense divided by average interest earning assets, increased 14 basis points to 4.56% for the quarter ended March 31, 2000, from 4.42% for the corresponding period of a year ago. The net interest margin increased somewhat less than the net interest spread due to the decline of average stockholders' equity as a result of stock repurchase programs.


Provision for Credit Losses
---------------------------

     For the quarter ended March 31, 1999, the provision for credit losses was $1,500,000. For the quarter ended March
31, 2000, there was no provision for credit losses.

       The substantial reduction in non-accrual loans outstanding and a net recovery in the quarter were primarily the reason no provision was deemed necessary. As of March 31, 2000 and March 31, 1999, outstanding non-accrual loans were $12.2 million and $50.6 million, respectively. As previously discussed, there was a $28 million pay-down of a non-accrual loan in the first quarter of 2000.

      For the quarter end March 31, 2000 net recoveries were $0.1 million compared to net charge-offs of $0.4 million for the year ago quarter.

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


Non-Interest Income
-------------------

      Non-interest income for the quarter ended March 31, 2000 totaled $7,239,000 compared to $1,852,000 for the same period ended March 31, 1999. In addition to the $5,201,000 of trading account revenue, service charges and commissions were up $326,000, or 19.9%, from the first quarter of 1999.

      Trading account revenue is income earned on securities classified as trading account securities. During the three months ended March 31, 2000, the Company's subsidiary, GBC Venture Capital, ("VC") received equity securities which it held as trading securities from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The mark to market and ultimate disposition of these securities results in trading account revenue. In addition, outstanding short sales transactions are marked to market through the statement of income. As of March 31, 2000, VC had entered into short sales of marketable equity securities totaling $3.5 million.


Non-Interest Expense
--------------------

      Non-interest expense for the quarter ended March 31, 2000, totaled $9,277,000, a $1,682,000, or 22.2%, increase over the $7,595,000 recorded in the same period of 1999. The increases in non-interest expense were primarily caused by the increases in salary and benefit expenses and OREO expenses. The $1,008,000 increase in salaries and employee benefits was caused by higher bonus expense, due to higher pre-tax earnings, and an accrual for the deferred compensation of the Chief Executive Officer of the Company.

      For the quarter ended March 31, 2000, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, declined to 34.5%, comparing favorably to 38.8% for the corresponding period of 1999.


Provision for Income Taxes
--------------------------

     For the quarter ended March 31, 2000, the provision for
income  taxes was $6,780,000, representing 38.5% of  pre-tax income.  The provision for the quarter ended March 31,  1999 was $3,919,000, representing 37.4% of pre-tax income.


FINANCIAL CONDITION
-------------------

      Total assets as of March 31, 2000, were $1,896.9 million representing a $152.7 million, or 8.8%, increase from total assets of $1,744.2 million as of December 31, 1999. The growth of total assets from December 31, 1999 to March 31, 2000 is primarily funded by an increase of total deposits of $139.6 million. Both assets and deposits were at record levels, as of March 31, 2000.


Loans and Leases
----------------

      As of March 31, 2000, total loans and leases were $913.9 million compared to $926.0 million as of December 31, 1999, representing a $12.1 million, or 1.3% decrease. The decrease was due to a $46 million decline of the real estate construction loan portfolio, partially offset by increases in all the major other loan categories. The decline of the real estate construction portfolio was the result of the $28 million pay down of the Sunrise Suites loan in addition to several other pay-offs in the quarter.

     The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:





                                      March  31, 2000          December 31, 1999
(In Thousands)                     Amount     Percentage     Amount     Percentage
-----------------------------------------------------------------------------------

Commercial                       $ 417,951       45.73%    $ 398,379       43.02%
Real Estate - Construction         149,128       16.32%      195,133       21.07%
Real Estate - Conventional         303,000       33.15%      295,624       31.93%
Installment                              9          N/A           11          N/A
Other Loans                         27,110        2.97%       30,238        2.19%
Leveraged Leases                    16,721        1.83%       16,582        1.79%
-----------------------------------------------------------------------------------
Total                            $ 913,919      100.00%    $ 925,957      100.00%
                                 ==================================================

N/A = Percentage less than 0.01





      Trade financing loans which are included in commercial loans, increased $19.9 million, or 6.3% from December 31, 1999, to $335.2 million as of March 31, 2000. Trade financing loans are made by the Bank's Corporate Lending and International Divisions which, in addition to granting loans to finance the import and export of goods between the United Sates and countries in the Pacific Rim, also provide letters of credit and other related services. The Bank does not make loans to foreign banks, foreign government or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis.

      Other loans increased $6.9 million, or 34.0%, during the first quarter of 2000. This is mainly from commercial loans which are 100% secured by certificates of deposit.

      With the increase of commercial loans and the decrease of construction loans, as explained above, the percentage of real estate loans to total loans has declined along with the risk of a concentration in real estate lending.


Non-performing Assets
---------------------

      A certain degree of risk is inherent in the extension of credit. Management believes that it has credit policies in place to assure minimizing the level of loan losses and non-performing loans. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance. Included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

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

       The following table provides information on the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:


---------------------------------------------------------------------
(IN THOUSANDS)                     March 31, 2000   December 31, 1999
---------------------------------------------------------------------

Loans 90 Days or More
 Past Due and Still                $       -        $       -
 Accruing

Non-accrual Loans                     12,178           44,521

Total Past Due Loans                  12,178           44,521

Restructured Loans (on
 Accrual Status)                       7,173            7,249

Total Non-performing
 and Restructured Loans               19,351           51,770

Other Real Estate Owned,               7,369            8,170
 Net
---------------------------------------------------------------------
Total Non-performing Assets        $  26,720        $  59,940
---------------------------------------------------------------------




       Total  non-performing  assets  decreased  from  $59.9
million to $26.7 million from December 31, 1999 to March 31,
2000, respectively. The $33.2 million or 55.4%, decrease was the result of the decline of non-accrual loans.

Loans 90 Days or More Past Due
------------------------------

      There was no credits comprising this category as of March 31, 2000 nor as of December 31, 1999.



Non-accrual loans
-----------------

      The $32.3 million or 72.6%, decrease of non-accrual loans, is due to the $28 million pay down received on the Sunrise Suites non-accrual construction loan, as discussed above.

      The following table identifies the components of the reduction in non-accrual loans during the three months ended
March 31, 2000:


        -----------------------------------------------
        Non-Accrual Loans (In Thousands)
        -----------------------------------------------

        Balance, December 31, 1999             $44,521

        Add: Loans placed on non-accrual           308
        Less: Charge-offs                          (11)
              Returned to accrual status             -
              Repayments                       (32,640)
              Transfer to OREO                       -

        Balance, March 31, 2000                 12,178
        -----------------------------------------------




      The following table breaks out the Company's non-accrual loans by category as of March 31, 2000 and December
31, 1999:


------------------------------------------------------------------
(IN THOUSANDS)                  March 31, 2000   December 31, 1999
------------------------------------------------------------------

Commercial                        $  5,924           $  8,567
Real Estate - Construction           6,060             35,694
Real Estate - Conventional             194                221
Installment & Other Loans                -                 39
------------------------------------------------------------------
Total                             $ 12,178           $ 44,521
------------------------------------------------------------------



Restructured Loans
------------------

     As of March 31, 2000, the balance of restructured loans was $7.2 million, unchanged from December 31, 1999. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of March 31, 2000, there were two loans on non-accrual status totaling $191,000. As of March 31, 2000, restructured loans, excluding the two non-accrual loans, consisted of eight real estate credits. The weighted average yield of the restructured loans as of March 31, 2000 was 9.90%.

      There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned
-----------------------

     As of March 31, 2000, other real estate owned ("OREO"), net of valuation allowance of $3.4 million, totaled $7.4 million, representing a decrease of $0.8 million, or 9.8%, from the net balance of $8.2 million, net of valuation allowance of $3.0 million, as of December 31, 1999. As of March 31, 2000, OREO consisted of 10 properties, down from 12 properties, as of December 31, 1999.

      The OREO properties are all physically located in the Bank's market area. They include single family residences, commercial and industrial buildings, and land. Six properties comprise the land category of OREO. The Company does not intend to develop these properties; rather, it will sell the land undeveloped.

      The following table sets forth the Bank's OREO by property type, as of the dates indicated:


-----------------------------------------------------------
                                March 30,      December 31,
(In Thousands)                     2000           1999
-----------------------------------------------------------

Property Type
-------------
Single-Family Residential       $   299        $   395
Land                              1,099          1,099
Retail Facilities                   825          1,141
Industrial Facilities             8,550          8,550
                                ---------      ---------
Less: Valuation Allowance        (3,404)        (3,015)
                                ---------      ---------
Total                           $ 7,369        $ 8,170
                                =========      =========



Impaired Loans
--------------

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:




------------------------------------------------------------------------------
(IN THOUSANDS)                                  March 31, 2000   Dec. 31, 1999
------------------------------------------------------------------------------

Recorded Investment with Related Allowance         $ 16,521         $ 42,881
Recorded Investment with no Related Allowance         4,003            4,003
Total Recorded Investment                            20,515           46,884
Specific Allowance on Impaired Loans                  3,498            5,806
------------------------------------------------------------------------------



       The   $26.4  million  reduction  of  total   recorded
investment is primarily due to the $28 million pay down on the Sunrise Suites non-accrual loan as discussed above.

      The average balance of total recorded investment in impaired loans was $33.7 million for the three months ended
March 31, 2000 and $46.5 million for the twelve months ended
December 31, 1999.

     For the quarter ended March 31, 2000 and 1999, interest income recognized on impaired loans was $178,000 and $180,000, respectively. Of the amount of interest income recognized during the quarters ended March 31, 2000 and 1999, no interest was recognized under the cash basis method.

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


Allowance for Credit Losses
---------------------------

      As of March 31, 2000, the balance of the allowance for credit losses was $19.9 million, representing 2.18% of outstanding loans and leases. This compares to an allowance for credit losses of $19.8 million as of December 31, 1999, representing 2.14% of outstanding loans and leases.

       The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans), for the three-month period ended as indicated:



---------------------------------------------------------------------
(IN THOUSANDS)                        March 31, 2000   March 31, 1999
---------------------------------------------------------------------

Balance, Beginning of Period             $ 19,808         $ 19,381
Provision for Credit Losses                     -            1,500
Charge-offs                                   (20)          (1,056)
Recoveries                                    157              667
Net Recoveries / [CHARGE-OFFS]                137             (389)

Balance, End of Period                   $ 19,945         $ 20,492
---------------------------------------------------------------------



      As of March 31, 2000, the allowance represents 164% of non-accrual loans and 103% of non-performing and restructured loans combined. As of December 31, 1999, the allowance represented 44.5% of non-accrual loans and 38.3% of non-performing and restructured loans combined. The increase of these ratios is due to the decline of non-accrual loans in general, and the Sunrise Suites pay-down, in particular. The provision for credit losses is the amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay.

       The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the formula allowance.

      The formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk rating of such loans, pools of loans, leases or commitments. Changes in risk rating of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

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

      Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of March 31, 2000.


Securities
----------

      The Company classifies its securities as held to maturity, trading or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

      Securities that are obtained and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Equity securities obtained from the exercise of warrants and distributions from venture capital funds are classified as trading.

     Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in accumulated other comprehensive income.

      As of March 31, 2000, the Company recorded net unrealized losses of $19,038,000 on its available for sale portfolio. Other comprehensive income includes $11,033,000, representing the net unrealized losses, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at March 31, 2000 and December 31, 1999 were as follows:







                                                               Gross        Gross
(In Thousands)                                Amortized     Unrealized    Unrealized      Fair
March 31, 2000                                   Cost          Gains        Losses        Value
--------------------------------------------------------------------------------------------------

Securities Held to Maturity
 U.S. Government Agencies                     $   1,247     $    -        $     (69)     $   1,178
 Collateralized Mortgage Obligations                  4          -                -              4
                                              ----------------------------------------------------
Total                                         $   1,251     $    -        $     (69)     $   1,182
                                              ====================================================

Securities Available for Sale
 U.S. Government Agencies                     $  22,594     $    -        $    (471)     $  22,123
 Mortgage Backed Securities                     171,154          -           (6,644)       164,510
 Commercial Mortgage Backed Securities           50,531          -             (584)        49,947
 Corporate Notes                                 59,363          -           (1,508)        57,855
 Collateralized Mortgage Obligations            158,026          -           (4,693)       153,333
 Asset Backed Securities                        284,986          -           (5,138)       279,848
 Other Securities                                 6,394          -                -          6,394
                                              ----------------------------------------------------
Total                                         $ 753,048     $    -        $ (19,038)     $ 734,010
                                              ====================================================


Trading Account Securities
 Equity Issues                                $       -     $    -        $       -      $   5,071
                                              ----------------------------------------------------
                                              $       -     $    -        $       -      $   5,071
                                              ====================================================






                                                               Gross        Gross
(In Thousands)                                Amortized     Unrealized    Unrealized      Fair
December 31, 1999                                Cost          Gains        Losses        Value
--------------------------------------------------------------------------------------------------

Securities Held to Maturity
 U.S. Government Agencies                     $   1,294     $    -        $     (59)     $   1,235
 Collateralized Mortgage Obligations                  6          -                -              6
                                              ----------------------------------------------------
Total                                         $   1,300     $    -        $     (59)     $   1,241
                                              ====================================================
Securities Available for Sale
 U.S. Treassuries
 U.S. Government Agencies                     $  21,591     $    -        $    (217)     $  21,374
 Mortgage Backed Securities                     176,217          -           (5,446)       170,771
 Commercial Mortgage Backed Securities           30,585          -             (307)        30,278
 Corporate Notes                                 59,319          -             (748)        58,571
 Collateralized Mortgage Obligations            163,323          -           (4,412)       158,911
 Asset Backed Securities                        240,155          -           (3,153)       237,002
 Other Securities                                 6,110          -                -          6,110
                                              ----------------------------------------------------
Total                                         $ 697,300     $    -        $ (14,283)     $ 683,017
                                              ====================================================

Trading Account Securities
 Equity Issues                                $       -     $    -        $       -      $   1,114
                                              ----------------------------------------------------
                                              $       -     $    -        $       -      $   1,114
                                              ====================================================






     As  of March 31, 2000, trading securities totaled  $5.1
million and were comprised of three equity securities. The equity securities are non interest yielding instruments.

     There were no sales of securities available for sale or securities held to maturity during the quarter ended March
31, 2000 and 1999.


Other Investments
-----------------

      As of March 31, 2000, other investments totaled $10.5 million. The balance is comprised of various venture capital funds that invest in technology companies. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $7.4 million as of March 31, 2000. AFT owns a number of aircraft which it leases to different lessees in various countries. All these partnership interests are accounted for by the equity method.


Deposits
--------

      The Company's deposits totaled $1,630.4 million as of March 31, 2000, an increase of $139.6 million, or 9.4% from $1,490.8 million as of December 31, 1999. The growth took place in all deposit categories. The time certificate of deposit of $100,000 or more and interest-bearing demand increased $40.6 million and $82.1 million, respectively.

     There were no brokered deposits outstanding as of March 31, 2000 and December 31, 1999. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, and has experienced growth in this area, the depositors have generally renewed their deposits in the past at their maturity.

      The maturity schedule of time certificates of deposit of $100,000 or more as of March 31, 2000 is as follows:


------------------------------------------------------
(IN THOUSANDS)
------------------------------------------------------

3 Months or Less                            $  379,690
Over 3 Months Through 6 Months                 191,594
Over 6 Months through 12 Months                165,734
Over 12 Months                                  15,981
------------------------------------------------------
Total                                       $  752,999
------------------------------------------------------




Forward Sales-Equity Securities
-------------------------------

      As of March 31, 2000, the Company had $3.5 million outstanding net of $0.4 million mark to market of forward sales involving two equity securities. The equity securities are non interest bearing.


Other Borrowings
----------------

      Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized as a yield adjustment over the 10-year life of the notes.

      The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $50.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. The following relates to the four outstanding advances as of March 31, 2000:



    Maturity           Amount          Fixed Rate of Interest
                    (In Thousnds)
 ------------------------------------------------------------

  Nov.  1, 2000        $25,000                 4.53%
  Jan. 31, 2001         10,000                 5.19%
  Apr. 30, 2001         10,000                 4.92%
  July 15, 2002          5,000                 5.61%



The total outstanding of $50 million of advances as of March
31, 2000 has a composite fixed rate of interest of 4.85%.


Regulatory Matters
------------------

      The Company has filed the application election to become a financial holding company pursuant to the Bank Holding Company Act and the Regulation Y of the Federal Reserve Board (the "Board"). The Board has reviewed all the facts of record including capital, CRA rating and other relevant examination and information and has determined that the Company's election to become a financial holding company is effective as of March 13, 2000.





Capital Resources
-----------------

     Stockholders' equity totaled $138.1 million as of March
31, 2000, an increase of $5.1 million, or 5.0%, from $133.0 million as of December 31, 1999.

An analysis of the change in stockholders' equity is as follows:


------------------------------------------------------------
Stockholders' Equity                               Amount
(In Thousands)
------------------------------------------------------------

Balance as of December 31, 1999                  $  133,038
Repurchase of Stock                                  (3,177)
Net Income                                           10,848
Cash Dividends Declared                              (1,036)
Change in Securities  Valuation, Net of Tax          (2,755)
Stock Issuance                                        2,401
Exercise of Stock Options and related
 Tax Benefits                                           336
Shares Held in Trust for Deferred Compensation       (1,571)
------------------------------------------------------------
Balance as of March 31, 2000                     $  138,084
------------------------------------------------------------



     On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of the Company's stock. As of March 31, 2000, 148,000 shares had been repurchased at an average cost of $21.46 per share. As of April 30, 2000, 153,700 shares had been repurchased for $3.3 million, for an average cost of $21.49 per share.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:


---------------------------------------------------------------------------------
                                    Well-Capitalized     March 31,   December 31,
                                      Requirements         2000         1999
---------------------------------------------------------------------------------

GBC Bancorp
Tier 1 Leverage Ratio                       5%             8.21%        8.06%
Tier 1 Risk-Based Capital Ratio             6%             8.89%        9.07%
Total Risk-Based Capital Ratio             10%            12.41%       12.83%

General Bank
Tier 1 Leverage Ratio                       5%             9.69%        9.58%
Tier 1 Risk-Based Capital Ratio             6%            10.55%       10.82%
Total Risk-Based Capital Ratio             10%            11.75%       12.07%
---------------------------------------------------------------------------------


      For the quarter ended March 31, 2000, the ratio of the Company's average stockholders' equity to average assets was 7.61%. For the year ended December 31, 1999, this ratio was 8.57%. The decrease of the ratio is mainly the result of the repricing of the securities available for sale. For the year ended December 31, 1999, the average net unrealized holding losses, net of tax was $1,446,000 compared to $8,308,000 for the quarter ended March 31, 2000. In addition, during these two periods average assets increased by $91.7 million.

Executive Obligation Trust ("Rabbi Trust")
------------------------------------------

     In the first quarter, 2000, the Company entered into a trust agreement with Union Bank of California (the "Rabbi Trust"). The purpose of the Rabbi Trust was to resolve accounting and administrative issues relating to the deferred compensation payable to the Company's Chairman and CEO pursuant to his employment agreement with the Company. Accordingly, in March, 71,007 restricted shares of Company stock previously earned, were issued and transferred to the Rabbi Trust.

     Upon consolidation, the total stockholders' equity is reduced by the cost of the shares held in the Rabbi Trust and the deferred compensation obligation is included in accrued expenses and other liabilities.

Liquidity
---------

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $725.7 million, or 38.3%, of total assets, as of March 31, 2000, compared to $504.5 million, or 28.9%, of total assets, as of December 31, 1999. The year-end liquidity ratio was depressed due to increased pledging to the Federal Reserve Bank as part of the overall Year 2000 preparedness of the Company.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. As of March 31, 2000, the Company has $50 million outstanding under this financing facility. Management believes its liquidity sources to be stable and adequate.

       As   of  March  31,  2000,  total  loans  and  leases
represented 56.1% of total deposits. This compares to 62.1% as of December 31, 1999.

      The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the three months ending March 31, 2000, General Bank declared cash dividends of $4.5 million to GBC Bancorp.


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

      As  of  March 31, 2000 there is a cumulative one  year
negative  "gap" of $604.8 million. As of December 31,  1999, there  was  a cumulative one year negative "gap"  of  $591.4 million.

      The following table indicates the Company's interest rate sensitivity position as of March 31, 2000, and is based on contractual maturities. It may not be representative of positions in subsequent periods.







                                                                            March 31, 2000
                                                                      INTEREST SENSITIVITY PERIOD
                                          --------------------------------------------------------------------------------------
                                          0 to 90       91 to 365      Over 1 Year      Over          Non-Interest
(In Thousands)                             Days           Days         to 5 Years      5 Years       Earning/Bearing    Total
--------------------------------------------------------------------------------------------------------------------------------

Earning Assets:
Securities Available for Sale             $    14,623   $        -     $   113,622     $   605,765   $          -    $  734,010
Securities Held to Maturity                         -            -           1,247               4              -         1,251
Trading Account Securities                          -            -               -               -          5,071         5,071
Federal Funds Sold & Securities
Purchased Under Agreement to Resell           162,250            -               -               -              -       162,250
Loans and Leases (1) (2)                      644,305       28,811         115,863         112,762              -       901,741
Loans to Depository Insititutions                   -            -               -               -              -             -
Non-Earning Assets (2)                              -            -               -               -         92,532        92,532
                                          --------------------------------------------------------------------------------------
Total Earning Assets                      $   821,178   $   28,811     $   230,732     $   718,531   $     97,603    $1,896,855
                                          =====================================================================================


Source of Funds for Assets:

Deposits:
 Demand - N/B                             $         -   $        -     $         -     $         -   $    187,235    $  187,235
 Interest Bearing Demand                      405,542            -               -               -              -       405,542
 Savings                                       79,850            -               -               -              -        79,850
 TCD'S Under $100,000                          82,229      115,175           7,348               -              -       204,752
 TCD'S $100,000 and Over                      379,690      357,328          15,981               -              -       752,999
                                          -------------------------------------------------------------------------------------
Total Deposits                            $   947,311   $  472,503     $    23,329     $         -   $    187,235    $1,630,378
                                          =====================================================================================


Forward Sales Equity Security             $         -   $        -      $        -     $         -   $      3,459    $    3,459
Borrowings from the Federal Home Loan
 Bank                                               -       35,000          15,000               -              -        50,000
Subordinated Debt                                   -            -               -          39,039              -        39,039
Other Liabilities                                   -            -               -               -         35,895        35,895
Stockholders' Equity                                -            -               -               -        138,084       138,084
                                          -------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity                                   $   947,311   $  507,503     $    38,329     $    39,039   $    364,673    $1,896,855
                                          =====================================================================================


Interest Sensitivity Gap                  $  (126,133)  $ (478,692)    $   192,403     $   679,492   $   (267,070)
Cumulative Interest Sensitivity Gap       $  (126,133)  $ (604,825)    $  (412,422)    $   267,070   $          -
Gap Ratio (% of Total Assets)                   -6.6%       -25.2%           10.1%           35.8%         -14.1%
Cumulative Gap Ratio                            -6.6%       -31.8%          -21.7%          -14.1%           0.0%


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

      Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table indicates the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of March 31, 2000:

















                                          -------------------------------------------------------------------------
                                          0 to 90         91 to 365        Over 1 Year        Over
(In Thousands)                              Days             Days           to 5 Years       5 Years       Total
-------------------------------------------------------------------------------------------------------------------

Interest-sensitive Assets:
Securities Available for Sale             $  28,094       $  84,910        $ 510,204        $ 110,802   $  734,010
Securities Held to Maturity                   1,251               -                -                -        1,251
Federal Funds Sold & Securities
 Purchased Under Agreements to Resell       162,250               -                -                -      162,250
Loans and Leases (1)                        644,305          28,811          115,863          112,762      901,741
                                          -------------------------------------------------------------------------
Total Interest-earning Assets             $ 835,900       $ 113,721        $ 626,067        $ 223,564   $1,799,252
                                          =========================================================================

Interest-sensitive Liabilities:
Deposits:
 Interest Bearing Demand                  $  13,932       $  41,797        $ 269,415        $  80,398   $  405,542
 Savings                                      2,662           7,985           53,233           15,970       79,850
 Time Deposit of Certificates               461,869         472,553           23,329                -      957,751
                                          -------------------------------------------------------------------------
Total Deposits                            $ 478,463       $ 522,335        $ 345,977        $ 96,368    $1,443,143
                                          =========================================================================

Borrowing from FHLB                       $       -       $  35,000        $  15,000        $      -    $   50,000
Subordinated Debt                                 -               -                -          39,039        39,039
                                          -------------------------------------------------------------------------
Total Interest-sensitive Liabilities      $ 478,463       $ 557,335        $ 360,977        $135,407    $1,532,182
                                          =========================================================================


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

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2000:






                      Net Interest Income      Market Value Of Equity
 Interest Rates           Volatility                Volatility
 (Basis Points)        March 31, 2000 (1)        March 31, 2000 (2)
---------------------------------------------------------------------

     +200                    2.1%                      -8.8%
     +100                    0.5%                      -5.0%
     -100                   -1.9%                       5.7%
     -200                   -4.9%                       9.7%



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


Recent Accounting Developments
------------------------------

      In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments (i.e., interest rate swaps), including some derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In July 1999, the FASB issued Statement No. 137, " Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133- an amendment of FASB Statement No. 133." This statement has delayed the effective date of Statement No. 133 for one year. This new standard is effective for the first quarter in 2001 and is not to be applied retroactively to financial statements of prior periods. Management does not believe there will be a material adverse impact on the financial position or results of operations of the Company upon adoption of FASB Statement No. 133.























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


Item 2.  CHANGES IN SECURITIES
------------------------------

      There have been no changes in the securities of the Registrant during the quarter ended March 31, 2000.


Item 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matters were submitted to a vote of the Company security holders during the quarter ended March 31, 2000.


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



                                       GBC Bancorp
                                       (Registrant)




Dated:                                s/
        -----------------                ------------------------
                                         Li-Pei Wu, Chairman and
                                         Chief Executive Officer




Dated:                                s/
        -----------------                ------------------------
                                         Peter Lowe, Executive
                                         Vice President and
                                         Chief Financial Officer