Form 10-Q
period 2000-06-30
GBC BANCORP
filed 2000-08-11
CIK 351710

4

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549


                          FORM 10-Q
          Quarterly Report Under Section 13 or 15(d)
            of The Securities Exchange Act of 1934


For Quarter Ended June 30, 2000 Commission file number 0-16213


                        GBC BANCORP
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)


         California                            95-3586596
----------------------------------------------------------------
(State or other jurisdiction of         (I.R.S.Employer
 incorporation or organization)          Identification No.)


  800 West 6th Street, Los Angeles,         California   90017
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

      Common stock, no par value, 11,456,027 shares issued and outstanding as of June 30, 2000.










                           TABLE OF CONTENTS
                           -----------------



PART I   - FINANCIAL INFORMATION ............................   3


  Item 1.  Financial Statements .............................   4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of  Operations .............   8


PART II  - OTHER INFORMATION ................................  35

  Item 1.  Legal Proceedings ................................  36

  Item 2.  Changes In Securities ............................  36

  Item 3.  Default Upon Senior Securities ...................  36

  Item 4.  Submission Of Matters To A Vote Of  Securities
           Holders ..........................................  36

  Item 5.  Other Information ................................  37

  Item 6.  Exhibits And Reports On Form 8-K .................  37


PART III - SIGNATURES .......................................  38














               PART I - FINANCIAL INFORMATION
















                             GBC BANCORP AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


(Dollars In Thousands)                                  June 30, 2000    December 31, 1999
------------------------------------------------------------------------------------------

Assets

Cash and Due From Banks                                   $    47,942          $    26,120
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                                    91,750               80,000
                                                          -----------          -----------
Cash and Cash Equivalents                                     139,692              106,120

Securities Available for Sale at Fair Value
 (Amortized Cost of $812,005 and $697,300
  at June 30,2000 and December 31, 1999,
  respectively)                                               794,603              683,017
Securities Held to Maturity (Fair Value of
 $1,122 and $1,241 at June 30, 2000 and December
 31, 1999, respectively)                                        1,188                1,300
Trading Securities                                              3,189                1,114
Loans and Leases                                              941,350              925,957
Less:  Allowance for Credit Losses                            (20,433)             (19,808)
       Deferred Loan Fees                                      (3,982)              (4,149)
                                                          -----------          -----------
Loans and Leases, Net                                         916,935              902,000
Bank Premises and Equipment, Net                                5,593                5,435
Other Real Estate Owned, Net                                    6,733                8,170
Due From Customers on Acceptances                               9,606                7,197
Real Estate Held for Investment                                 4,674                5,522
Other Investments                                              13,972                9,801
Accrued Interest Receivable and Other Assets                   16,160               14,524
                                                          -----------          -----------
Total Assets                                              $ 1,912,345          $ 1,744,200
                                                          ===========          ===========

Liabilities and Stockholders' Equity

Deposits:
 Demand                                                   $   186,024          $   174,753
 Interest Bearing Demand                                      379,806              323,451
 Savings                                                       71,802               78,050
 Time Certificates of Deposit of $100,000
  or More                                                     787,803              712,398
 Other Time Deposits                                          202,183              202,159
                                                          -----------          -----------
Total Deposits                                              1,627,618            1,490,811


Federal Funds Purchased and Securities Sold
 Under Repurchase Agreements                                    8,500                    -
Forward Sales Equity Securities                                   674                  828
Borrowings from the Federal Home Loan Bank                     50,000               50,000
Subordinated Debt                                              39,072               39,007
Acceptances Outstanding                                         9,606                7,197
Accrued Expenses and Other Liabilities                         24,261               23,319
                                                          -----------          -----------
Total Liabilities                                           1,759,731            1,611,162


Stockholders' Equity:

Common Stock, No Par or Stated Value; 40,000,000
 Shares Authorized; 11,456,027(net of 71,007 shares
 held in trust) and 11,523,019 Shares Outstanding
 at June 30, 2000 and December 31, 1999,
 respectively                                             $    59,038          $    57,289
Retained Earnings                                             102,098               84,035
Accumulated Other Comprehensive Loss                          (10,093)              (8,286)
Shares Held in Trust for Deferred Compensation                  1,571                    -
                                                          -----------          -----------
Total Stockholders' Equity                                    152,614              133,038
                                                          -----------          -----------
Total Liabilities and Stockholders'Equity                 $ 1,912,345          $ 1,744,200
                                                          ===========          ===========

See Accompanying Notes to Consolidated Financial Statements











                                  GBC BANCORP AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME



                                               For the Three Months Ended       For the Six Months Ended
                                                         June 30,                       June 30,
(In Thousands, Except Per Share Data)               2000            1999           2000            1999
--------------------------------------------------------------------------------------------------------

INTEREST INCOME
 Loans and Leases, Including Fees           $     26,800    $     18,939   $     49,243    $     37,765
 Securities Available for Sale                    12,833          11,392         24,454          22,282
 Securities Held to Maturity                          19              92             39             397
 Federal Funds Sold and Securities
  Purchased under Agreements to Resell             2,212             879          3,883           2,011
 Other                                                 6               1              9               2
                                            ------------    ------------   ------------    ------------
Total Interest Income                             41,870          31,303         77,628          62,457

INTEREST EXPENSE
 Interest Bearing Demand                           3,412           1,752          6,239           3,387
 Savings                                             487             433            962             851
 Time Certificates of Deposits of
  $100,000 or More                                10,385           7,470         19,435          14,570
 Other Time Deposits                               2,555           2,587          4,803           5,470
 Federal Funds Purchased and
  Securities Sold under
  Repurchase Agreements                               25               8             34              25
 Borrowings from the Federal Home Loan
  Bank                                               612             612          1,225           1,116
 Subordinated Debt                                   871             871          1,741           1,741
                                            ------------    ------------   ------------    ------------
Total Interest Expense                            18,347          13,733         34,439          27,160

Net Interest Income                               23,523          17,570         43,189          35,297
(Benefit)Provision for Credit Losses              (1,500)            500         (1,500)          2,000
                                            ------------    ------------   ------------    ------------
Net Interest Income after (Benefit)
 Provision for Credit Losses                      25,023          17,070         44,689          33,297

NON-INTEREST INCOME
 Service Charges and Commissions                   2,269           1,807          4,235           3,447
 Gain on Sale of Loans, Net                            2              12              5             111
 Gain on Sale of Fixed Assets                          3              22              7              22
 Trading Account Revenue                           2,831               -          8,032               -
 Income(Expense) from Other
  Investments                                       (280)              -           (282)              -
 Other                                                61             102            128             215
                                            ------------    ------------   ------------    ------------
Total Non-Interest Income                          4,886           1,943         12,125           3,795

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                    5,698           4,963         11,178           9,435
 Occupancy Expense                                   880             810          1,677           1,573
 Furniture and Equipment Expense                     489             460          1,004           1,070
 Loss on Sale of Securities Available
  for Sale                                           104               -            104               -
 Net Other Real Estate Owned (Income)
  Expense                                           (297)           (272)           309            (226)
 Other                                             1,858           1,820          3,737           3,524
                                            ------------    ------------   ------------    ------------
Total Non-Interest Expense                         8,732           7,781         18,009          15,376

Income before Income Taxes                        21,177          11,232         38,805          21,716
Provision for Income Taxes                         8,300           4,216         15,080           8,135
                                            ------------    ------------   ------------    ------------
Net Income                                  $     12,877    $      7,016   $     23,725    $     13,581
                                            ============    ============   ============    ============

Earnings Per Share:
 Basic                                      $       1.12    $       0.54   $       2.06    $       1.03
 Diluted                                            1.10            0.53           2.02            1.01
                                            ============    ============   ============    ============
Weighted Average Basic Shares
 Outstanding                                  11,517,794      12,910,221     11,517,957      13,232,360
                                            ============    ============   ============    ============

Weighted Average Diluted Shares
 Outstanding                                  11,710,200      13,132,145     11,726,439      13,477,715
                                            ============    ============   ============    ============


See Accompanying Notes to Consolidated Financial Statements











                                  GBC BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                          Accumulated
                                                                             Other                         Total
(In Thousands, Except                     Common Stock        Retained   Comprehensive  Comprehensive   Stockholders'
 per Share Amounts)                     Shares     Amount     Earnings   Income (Loss)  Income (Loss)      Equity
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998          $ 13,712   $ 56,303    $ 104,898    $   1,829                       $ 163,030

Comprehensive Income
 Net Income for the year                                        29,988                   $  29,988           29,988
                                                                                         ---------
 Other Comprehensive Income,
  Net of Tax Net Changes in
  Securities Valuation Allowance                                            (10,115)       (10,115)         (10,115)
                                                                                         ---------
Comprehensive Income                                                                     $  19,873
                                                                                         =========
Stock Options Exercised                     73        664                                                       664
Tax Benefit-Stock
 Options Exercised                                    322                                                       322
Stock Repurchase                        (2,262)                (46,817)                                     (46,817)
Cash Dividend- $.33 per Share                                   (4,034)                                      (4,034)
                                      ----------------------------------------------                      ----------
Balance at December 31, 1999          $ 11,523   $ 57,289    $  84,035    $  (8,286)                      $ 133,038
----------------------------          ========   ========    =========    ==========                      ==========

Comprehensive Income
 Net Income for the year                                        23,725                   $  23,725           23,725
                                                                                         ---------
Other Comprehensive Income,
 Net of Tax Net Changes in
 Securities Valuation Allowance                                              (1,807)        (1,807)          (1,807)
                                                                                         ---------
Comprehensive Income                                                                     $  21,918
                                                                                         =========
Stock Issued for Executive
 Compensation                              114      2,401                                                     2,401
Stock Held by Executive
 Obligation Trust                          (71)    (1,571)       1,571                                            -
Stock Options Exercised                     50        671                                                       671
Tax Benefit-Stock Options
 Exercised                                            248                                                       248
Stock Repurchase                          (160)                 (3,473)                                      (3,473)
Cash Dividend- $.19 per Share                                   (2,189)                                      (2,189)
                                      ----------------------------------------------                      ----------
Balance at June 30, 2000              $ 11,456   $ 59,038    $ 103,669    $ (10,093)                      $ 152,614
------------------------              ========   ========    =========    ==========                      =========



Disclosure of Reclassification                                          For the Six Months       For the Year
 Amount:                                                                 Ended 6/30/2000       Ended 12/31/1999


Net Change of Unrealized Gains (Losses) Arising During Period,
 Net of Tax Expense (Benefit) of ($1,355),($7,655) in 2000 and
 1999, respectively                                                        $   (1,867)           $  (10,550)
Less: Reclassification Adjustment for Losses Included in Net
 Income, Net of Tax Benefit of $44 and $316 in 2000 and 1999,
 respectively                                                                      60                   435
                                                                           -----------           -----------
Net Unrealized (Losses) Gains on Securities, Net of Tax
 (Benefit) Expense of ($1,311) and ($7,339) in 2000 and 1999,
 respectively.                                                             $   (1,807)           $  (10,115)
                                                                           ===========           ===========



See Accompanying Notes to Consolidated Financial Statements

















                            GBC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    For the Six Months Ended June 30,
-------------------------------------------------------------------------------------
(In Thousands)                                             2000         1999
-------------------------------------------------------------------------------------

Operating Activities:
Net Income                                           $   23,725   $   13,581
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
Depreciation                                                745          658
Net Amortization of Premiums on Securities                   20          618
Net Unrealized Holding Gains on Trading
 Securities and Liabilities                              (2,003)           -
Proceeds from Sale of Trading Securities                  7,554            -
Gain on Sale of Trading Securities                       (6,030)           -
Cash Purchases of Trading Securities                       (200)           -
Accretion of Discount on Subordinated Notes                  65           65
Writedown on Real Estate Held for Investment                848          663
(Benefit)Provision for Credit Losses                     (1,500)       2,000
Provision for Losses on Other Real Estate
 Owned                                                      389            -
Amortization of Deferred Loan Fees                       (1,866)      (2,184)
Loss on Sale of Securities Available for
 Sale                                                       104            -
Gain on Sale of Other Real Estate Owned                    (116)        (720)
Gain on Sale of Fixed Assets                                 (7)         (22)
Net (Increase)/Decrease in Accrued
 Interest Receivable and Other Assets                    (7,557)       1,253
Net Increase/(Decrease) in Accrued
 Expenses and Other Liabilities                           4,073      (31,311)
Other, net                                                    -          388
                                                     ----------   ----------
Net Cash Provided (Used) by Operating
 Activities                                              18,244      (15,011)
                                                     ----------   ----------

Investing Activities:
Purchases of Securities Available for Sale             (169,593)    (236,485)
Proceeds from Maturities of Securities
 Available for Sale                                      48,202      187,412
Proceeds from Maturities of Securities Held
 to Maturity                                                112       22,730
Proceeds from Sales of Securities Available
 for Sale                                                 6,762            -
Net Increase in Loans and Leases                        (11,590)     (69,951)
Proceeds from Sales of Other Real Estate
 Owned                                                    1,186        4,442
Capitalized Costs of Other Real Estate Owned                  -         (308)
Purchases of Premises and Equipment                        (903)        (619)
Proceeds from Sales of Bank Premises and
 Equipment                                                    8           27
                                                     ----------   ----------
Net Cash Used by Investing Activities                  (125,816)     (92,752)
                                                     ----------   ----------

Financing Activities:
Net Increase in Demand, Interest Bearing
 Demand and Savings Deposits                             61,378       27,467
Net Increase in Time Certificates of Deposit             75,429       28,949
Net Increase in Federal Funds Purchased and
 Securities Sold Under Agreements to
 Repurchase                                               8,500        1,000
Net Increase in Borrowings from the Federal
 Home Loan Bank                                               -       15,000
Stock Repurchase Program                                 (3,473)     (17,190)
Cash Dividends Paid                                      (2,190)      (2,028)
Proceeds from Exercise of Stock Options                     671          389
Issuance of Stock                                           829            -
                                                     ----------   ----------
Net Cash Provided by Financing Activities               141,144       53,587
                                                     ----------   ----------
Net Change in Cash and Cash Equivalents                  33,572      (54,176)
Cash and Cash Equivalents at Beginning of
 Period                                                 106,120      128,514
                                                     ----------   ----------
Cash and Cash Equivalents at End of Period           $  139,692   $   74,338
                                                     ==========   ==========
Supplemental Disclosures of Cash Flow
 Information:
 Cash Paid During This Period for:
 Interest                                            $   35,011   $   27,083
 Income Taxes                                             9,899        7,359
                                                     ==========   ==========
Noncash Investing Activities:
 Loans Transferred to Other Real Estate
  Owned at Fair Value                                        21        8,772
 Loans to Facilitate the Sale of Other
  Real Estate Owned                                           -            -
                                                     ==========   ==========


See Accompanying Notes to Consolidated Financial Statements















                GBC Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

       In   the  opinion  of  management,  the  consolidated
financial statements of GBC Bancorp and its subsidiaries (the "Company") as of June 30, 2000 and December 31, 1999, and the six and three months ended June 30, 2000 and 1999, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.

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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

OVERVIEW
--------

       Net income for the second quarter of 2000 was $12,877,000, or $1.10 diluted earnings per share compared to $7,016,000, or $0.53 diluted earnings per share for the corresponding period of 1999. Net income increased $5,861,000, or 83.5%. The increase was the result of growth of net interest income, a negative provision for credit losses and increased non-interest income. The above were partially offset by an increase of non-interest expense.

      For the six months ended June 30, 2000, net income totaled $23,725,000, an increase of $10,144,000, or 74.7%, from the $13,581,000 earned during the corresponding period of 1999. Diluted earnings per share for the six months ended June 30, 2000 were $2.02, compared to the $1.01 for the same period of 1999. As was the case for the quarterly comparison, the increase of net income was the result of growth of net interest income, a negative provision for credit losses, and increased non-interest income, partially offset by an increase of non-interest expense.

      In the second quarter, General Bank (the "Bank") received the proceeds from the sale of collateral for the Sunrise Suites loan which were sufficient to repay the outstanding principal. In addition, $2.7 million of interest income recovery was recorded. There is an additional amount of proceeds from the bankruptcy estate that is subject to resolution of certain remaining disputes before the bankruptcy court.

      In July, and not included in the second quarter financial results, an OREO property recorded at $6.1 million as of June 30, 2000 was sold, and a pre-tax gain of approximately $0.9 million will be recognized in the third quarter, 2000.

      For  the  quarter ended June 30, 2000  and  1999,  the
annualized return on average assets ("ROA") was 2.75% and 1.66%, respectively, and the annualized return on average stockholders' equity ("ROE") was 35.7% and 18.0%, respectively.

     For the six months ended June 30, 2000 and 1999, the ROA was 2.59% and 1.63%, respectively. For the six months ended June 30, 2000 and 1999, the ROE was 33.8% and 17.2%, respectively.


RESULTS OF OPERATIONS
---------------------

Net Interest Income-Quarterly Results
-------------------------------------

      For the quarter ended June 30, 2000 and 1999, net interest income before the (benefit) provision for credit losses increased $5,953,000 or 33.9%, from $17,570,000 to
$23,523,000.

      Total interest income for the quarter ended June 30, 2000 was $41,870,000, representing a $10,567,000, or 33.8%, increase over the corresponding quarter of a year ago. $2,700,000 million of this increase was due to the interest income recovery mentioned above. This growth was due to both a $163.5 million, or 9.9%, increase of average interest earning assets and the increase of the yield on earning assets from 7.60% to 9.27%. Over half of the growth of average interest earning assets was in the increase of the loan portfolio.

      The $163.5 million growth of average interest earning assets was comprised of increases of $85.2 million, $66.2 million and $12.1 million for loans and leases, federal funds sold and securities purchased under agreements to resell, and securities, respectively.

             The yields on all categories of earning assets increased. The most notable increase was the yield on loans and leases which increased 261 basis points compared to the corresponding period of a year ago. Excluding the $2.7 million interest income recovery from the Sunrise Suites loan, the yield on loans and leases increased 144 basis points from 9.07% to 10.51%. The increase is primarily related to the 150 basis point increase in the prime rate of interest. During the quarter ended June 30, 2000 and 1999, the daily average prime was 9.25% and 7.75%, respectively. In addition, the average non-accrual loans were $10.2 million during the quarter ended June 30, 2000, compared to $50.3 million during the corresponding quarter of a year ago. The yield on federal funds sold and securities purchased under agreements to resell increased 149 basis points and was related to the prime increase. The yield on securities increased 65 basis points due to the increased money market rates and an increase in the average maturity.

      Total interest expense for the quarter ended June 30, 2000 was $18,347,000, representing a $4,614,000, or 33.6%, increase over the corresponding quarter of a year ago. The increase was due to both the growth of average interest bearing liabilities and the cost of funds. The average interest bearing liabilities increased $176.2 million or 13.1%, from the quarter ended June 30, 2000 compared to the corresponding quarter of a year ago. The increase was almost all in interest bearing deposits. Two categories of deposit products accounted for this increase. Interest bearing demand grew $106.4 million and time certificates of deposit of $100,000 or more grew $109.5 million.

      For the quarter ended June 30, 2000 and 1999, the cost of funds was 4.84% and 4.08%, respectively. The increase in the cost of funds was primarily the result of an increase in the prime rate of interest as explained above. The rates paid on all categories of interest-bearing deposits increased. For the three months ended June 30, 2000 and 1999, rates paid on interest-bearing deposits were 4.72% and 3.90%, respectively. The following table displays the average balance and rates paid for the deposit products of the Bank for the quarter ended June 30, 2000 and 1999:


                                              For the Quarter Ended June 30,
(Dollars in Thousands)                                 2000          1999
----------------------------------------------------------------------------

Interest-bearing demand - Average balance         $ 392,877     $ 286,450
Rate                                                   3.49%         2.45%

Savings - Average balance                            76,431        81,700
Rate                                                   2.56%         2.13%

Time certificates of deposit of $100,000
 or more - Average balance                          763,622       654,163
Rate                                                   5.47%         4.58%

Other time deposits - Average balance               202,624       238,027
Rate                                                   5.07%         4.36%




     The  net  interest spread is defined as  the  yield  on
interest earning assets less the rates paid on interest-bearing liabilities. For the three months ended June 30, 2000 and 1999, the net interest spread increased 91 basis points to 4.43% from 3.52%, respectively. The net interest spread excluding the $2,700,000 interest income recovery was 3.84% for the second quarter of 2000. However, past increases in the rates paid on time certificates of deposit of $100,000 or more and on other time deposits are not immediately reflected in the cost of funds due to the average maturity of these deposits.

            The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the three months ended June 30, 2000 and 1999, the net interest margin was 5.21% and 4.26%, respectively. The net interest margin excluding the above referenced interest income recovery was 4.62% for the second quarter of 2000.


Net Interest Income-Six-Month Results
-------------------------------------

      For  the  six months ended June 30, 2000, net interest
income   before   the  provision  for  credit   losses   was
$43,189,000,  representing a $7,892,000,  or  22.4%,  growth over the corresponding period of a year ago.

     Total interest income for the six months ended June 30, 2000 was $77,628,000 compared to $62,457,000, a
$15,171,000, or 24.3%, growth over the corresponding period of a year ago. The increase is the result of the growth of average interest earning assets, interest income recoveries of $3,236,000 and the increase of the yield on earning assets.

      The net growth of average earning assets was $134.9 million represented by increases of $94.8 million and $44.0 million for loans and leases and federal funds sold and securities purchased under agreements to resell, respectively. The increases were partially offset by a $3.9 million decrease of securities.

     The yield on interest earning assets increased to 8.80% from 7.68% for the six months ended June 30, 2000 and 1999, respectively. The yields on all categories of earning assets increased with the most notable increase being the yield on loans and leases. For the six months ended June 30, 2000 and 1999, the yield on loans and leases was 10.79% and 9.25%, respectively. As was the case with the quarterly comparison, the increase of the loan yield was primarily the result of the prime rate increases and net interest income recoveries of $3,236,000, $2,700,000 of which was related to the Sunrise Suites loan and was received in the second quarter of 2000. The daily average prime rate of interest for the six months ended June 30, 2000 and 1999, was 8.97% and 7.75%, respectively, or a 122 basis point increase. If the interest income recoveries are excluded the yield on loans and leases for the six months ended June 30, 2000 would be 10.08%. Finally, the reduction of the average balance of non-accrual loans also contributed to the yield growth. For the six months ended June 30, 2000 and 1999, average non-accrual loans were $21.5 million and $36.2 million, respectively.

      The yield on securities increased from 6.21% to 6.73% for the six months ended June 30, 1999 and 2000, respectively. The yield on federal funds sold and securities purchased under agreement to resell increased from 5.06% to 6.29% for the six months ended June 30, 1999 and 2000, respectively.

      Total interest expense for the six months ended June 30, 2000 and 1999, was $34,439,000 and $27,160,000,
respectively, representing a $7,279,000, or 26.8%, increase. This increase is due to the growth of average interest bearing liabilities and a higher cost of funds.

      As was the case for the quarterly comparison, the $152.5 million growth of interest bearing liabilities was due to a $148.6 million growth of interest bearing deposits, in general, and interest-bearing demand and time certificates of deposit of $100,000 or more, in particular. A substantial portion of the growth of interest-bearing demand was the result of deposits from technology companies and venture capital funds in Northern California.

      The cost of funds increased 55 basis points to 4.66% from 4.11%, for the six-month period ended June 30, 2000 and 1999, respectively. The increase was primarily due to the increased rates paid on all categories of interest bearing deposits. For the six months ended June 30, 2000 and 1999, the rate paid on average interest -bearing deposits was 4.53% and 3.91%, respectively. This 61 basis point increase was primarily due to the increase of the prime rate of interest, as discussed above. The average balance and the rates paid on the deposit categories were as follows for the six months ended as indicated:




                                                For the Six Months Ended June 30,
(Dollars in Thousands)                                    2000          1999
---------------------------------------------------------------------------------

Interest-bearing demand - Average balance            $ 375,711     $ 284,213
Rate                                                      3.34%         2.40%

Savings - Average balance                            $  78,062     $  80,545
Rate                                                      2.48%         2.13%

Time certificates of deposit of $100,000
 or more - Average balance                           $ 742,615     $ 635,392
Rate                                                      5.26%         4.62%

Other time deposits - Average balance                $ 200,001     $ 247,681
Rate                                                      4.83%         4.45%




     For the six months ended June 30, 2000 and 1999, the net interest spread increased 57 basis points to 4.14% from 3.57%, respectively. The net interest spread excluding the interest income recovery was 3.83% for the first six months of 2000. The increase of the spread is for the reasons explained above. However, past increases in the rates paid on time certificates of deposit of $100,000 or more and on other time deposits are not immediately reflected in the cost of funds due to the average maturity of these deposits. Accordingly, absent other factors, there may be some downward pressure on the spread in subsequent quarters.

     For the six months ended June 30, 2000 and 1999, the net interest-margin was 4.89% and 4.34%, respectively. The net interest margin excluding the interest income recovery of $2.7 million was 4.59% for the first six months of 2000.


Provision for Credit Losses
---------------------------

      For the quarter ended June 30, 2000, there was a negative provision for credit losses of $1,500,000, compared to $500,000 of provision for the corresponding period of a year ago. The negative provision was based on the recoveries on previously charged off loans. During the quarter ended June 30, 2000, there were net recoveries of $2.0 million, bringing the year to date net recoveries to $2.1 million.

      For the six months ended June 30, 2000 and 1999, the (benefit) / provision for credit losses was ($1,500,000) and $2,000,000, respectively.

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


Non-Interest Income
-------------------

      Non-interest income for the quarter ended June 30, 2000, totaled $4,886,000, representing a $2,943,000, or
151%, increase over the $1,943,000 for the quarter ended June 30, 1999. This increase was primarily due to trading account revenue of $2.8 million recorded in the second quarter of 2000. In addition, service charges and commissions increased $462,000, or 25.6%, compared to the corresponding quarter of a year ago.

      Income from other investments represents the Bank's share of income / (loss) on limited partnerships and other interests which are accounted for under the equity method.

      For the six months ended June 30, 2000, non-interest income totaled $12,125,000 representing a $8,330,000, or 219%, increase compared to $3,795,000 for the six months ended June 30, 1999. The net increase was primarily due to trading account revenue of $8.0 million.

      Trading account revenue is income earned on securities classified as trading account securities. The Company's subsidiary, GBC Venture Capital, ("VC") receives equity securities which it holds as trading securities primarily from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The mark to market and ultimate disposition of these securities results in trading account revenue. Warrants are carried at their cost in other assets until the time they are exercised and the underlying securities are received. The Company has received rights to acquire stock in the form of warrants issued by 25 companies as of June 30, 2000, as an adjunct to its high technology banking relationships. The receipt of the warrants does not change the terms of loans provided high technology customers. The Company also has invested in several venture capital funds that invest in technology companies. At June 30, 2000, there were $16.1 million of commitments, and $6.5 million of investments were outstanding. In addition to seeking an appropriate return for such investments, the Company seeks to use the investments to increase its high technology banking business using referrals from the funds. In addition, trading account revenue also includes the mark-to-market of outstanding forward sale transactions. As of June 30, 2000, VC had entered into forward sales of marketable equity securities with a fair value of $0.7 million.

      As of August 10, 2000, there was $13.4 million of potential pre-tax income from currently restricted-from-sale or undistributed shares of public companies, of which $12.2 million is from the value of warrants from a public company whose shares are subject to a lockup agreement expiring in December 2000. Shares are obtainable from the exercise of warrants and also upon distribution from venture capital funds. The $15.7 million does not include appreciated stock of private companies or the underlying value of stock obtainable from the exercise of warrants from private companies. Both are expected to be an additional source of income in the future. The timing and amount of income from equities obtained from both warrants and venture capital funds is largely out of the Company's control, and will depend upon the equity markets and merger and acquisition activity.

Non-Interest Expense
--------------------

      For the three months ended June 30, 2000, non-interest expense was $8,732,000, representing a $951,000, or 12.2%, increase over $7,781,000 for the corresponding period of a year ago. The increase was primarily due to the increase of salaries and employee benefits which increased $735,000. Included in the increase is incentive compensation expense which is based on pre-tax earnings. For the quarter ended June 30, 2000, and 1999, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, was 30.7% and 39.9%, respectively. The decline of this ratio was due in large measure to the interest income recovery and trading account revenue as discussed above.

            For the six months ended June 30, 2000, non-interest expense was $18,009,000, representing a $2,633,000, or 17.1%, increase over $15,376,000 reported for the corresponding period of a year ago. The net increase was primarily due to the increase in salaries and employee benefits for the reasons as noted above and higher deferred compensation for the Chief Executive Officer of the Company. The net other real estate owned (income) expense also increased $535,000 due primarily to net expense in 2000 as compared to net gains on sale of OREO recorded in the six months ended June 30, 1999. For the six months ended June 30, 2000, the Company's efficiency ratio was 32.6%, comparing favorably to 39.3% for the corresponding period of 1999. The decline of this ratio was due in large measure to the interest income recovery and trading account revenue as discussed above.


Provision for Income Taxes
--------------------------

      For the quarter ended June 30, 2000 and 1999, the provision for income taxes was $8,300,000 and $4,216,000, respectively, representing effective tax rates of 39.2% and 37.5%.

      For  the six months ended June 30, 2000, the provision
for   income   taxes   was  $15,080,000,   and   $8,135,000,
respectively,  representing  38.9%  and  37.5%  of   pre-tax
income.

      The above noted increases in the effective tax rates are primarily the result of higher pre-tax earnings and a relatively constant low income housing tax credit for the years ending December 31, 2000 and 1999.


FINANCIAL CONDITION
-------------------

      As  of  June  30, 2000, total assets increased  $168.1
million, or 9.6%, to $1,912.3 million from $1,744.2 million as of December 31, 1999, representing a record total asset level.

     The growth of total assets from December 31, 1999 to June 30, 2000 is reflected in a $138.6 million increase in earning assets funded by $136.8 million growth of total deposits.



Loans and Leases
----------------

     As of June 30, 2000, total loans and leases were $941.4 million compared to $926.0 million as of December 31, 1999, representing a $15.4 million, or 1.7%, growth. This also represented a record level for total loans and leases. The increase was represented primarily by a $49.6 million increase of commercial loans, in general, and a $39.8 million increase of trade financing loans, in particular. The growth of this category of loan reflects the growth in international trade and new customer relationships. Trade financing loans are made by the Bank's Corporate Lending and International Divisions which, in addition to granting loans to finance the import and export of goods between the United States and countries in the Pacific Rim, also provide letters of credit and other related services. The Bank does not make loans to foreign banks, foreign government or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis.

             Partially offsetting the growth provided by the commercial loan portfolio, there was a $43.8 million decline of real estate construction loans. The decrease reflects the pay-off of the Sunrise Suites loan (balance of $30.9 million, as of December 31, 2000) and other pay-offs during the six months ended June 30, 2000. With the recent interest rate increases, the Company is remaining conservative in its underwriting criteria despite competitive pressures and rising real estate values. This has resulted in a slowdown of new construction loans to replace those being paid off.

      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to total loans and leases outstanding:


                                      June 30, 2000          December 31, 1999
(In Thousands)                     Amount   Percentage      Amount   Percentage
-------------------------------------------------------------------------------

Commercial                       $ 447,986      47.59%    $ 398,379      43.02%
Real Estate - Construction         151,365      16.08%      195,133      21.07%
Real Estate - Conventional         300,957      31.97%      295,624      31.93%
Installment                              7         N/A           11         N/A
Other Loans                         24,204       2.57%       20,238       2.19%
Leveraged Leases                    16,831       1.79%       16,582       1.79%
                                 ----------------------------------------------
Total                            $ 941,350     100.00%    $ 925,957     100.00%
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

      The  following table provides information with respect
to   the   Company's  past  due  loans,  non-accrual  loans,
restructured loans and other real estate owned, net, as of the dates indicated:


---------------------------------------------------------------------------
(IN THOUSANDS)                            June 30, 2000   December 31, 1999
---------------------------------------------------------------------------

Loans 90 Days or More Past Due and
 Still Accruing                               $       -           $       -
Non-accrual Loans                                12,591              44,521
Total Past Due Loans                             12,591              44,521
Restructured Loans (on Accrual Status)            4,400               7,249
Total Non-performing and Restructured
 Loans                                           16,991              51,770
Other Real Estate Owned, Net                      6,733               8,170
---------------------------------------------------------------------------
Total Non-performing Assets                   $  23,724           $  59,940
---------------------------------------------------------------------------



     Total non-performing assets decreased to $23.7 million, as of June 30, 2000, from $59.9 million, as of December 31, 1999, representing a $36.2 million, or 60.4%, decrease. There were no loans 90 days or more past due and still accruing as of December 31, 1999 or June 30, 2000. All other categories of non-performing assets decreased from their December 31, 1999 levels.


Non-Accrual Loans
-----------------

      As  of  June  30, 2000, non-accrual loans  were  $12.6
million, representing a decrease of $31.9 million from year-end 1999. The pay off of Sunrise Suites was primarily responsible for the reduction.

      The following table breaks out the Company's non-accrual loans by category as of June 30, 2000 and December
31, 1999:


-------------------------------------------------------------------
(IN THOUSANDS)                  June 30, 2000     December 31, 1999
-------------------------------------------------------------------

Commercial                          $   9,662             $   8,567
Real Estate- Construction               1,374                35,694
Real Estate- Conventional               1,555                   221
Other Loans                                 -                    39
-------------------------------------------------------------------
Total                               $  12,591             $  44,521
-------------------------------------------------------------------


      The following table analyzes the net decrease in non-accrual loans during the six months ended June 30, 2000:



----------------------------------------------------
          Non-Accrual Loans (In Thousands)
----------------------------------------------------

Balance, December 31, 1999                 $ 44,521
Add: Loans placed on non-accrual              7,000
Less: Charge-offs                              (186)
      Returned to accrual status                  -
      Repayments                            (38,744)
      Transfer to OREO                            -
----------------------------------------------------
Balance, June 30, 2000                     $ 12,591
----------------------------------------------------




Restructured Loans
------------------

      The balance of restructured loans as of June 30, 2000 was $4.4 million compared to $7.2 million as of December 31, 1999, representing a $2.8 million, or 38.9%, decrease. The decrease was primarily due to the pay-off in full of one restructured loan of $1.2 million in the second quarter of 2000, which resulted in a $0.5 million recovery to the allowance for credit losses. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest.
Restructured loans which are non-accrual loans are not, however, included in the balance of restructured loans, but are included in the total of non-accrual loans. As of June 30, 2000, three restructured loans totaling $1.7 million were on non-accrual status. As of June 30, 2000, restructured loans, excluding those on non-accrual status, totaled $4.4 million and consisted of 6 loans compared to $7.2 million and 9 loans as of December 31, 1999. The weighted average yield of the restructured loans was 10.48% as of June 30, 2000.

      There are no commitments to lend additional funds on any of the restructured loans.


Other Real Estate Owned
-----------------------

      As of June 30, 2000, other real estate owned, net of valuation allowance of $3.4 million, totaled $6.7 million. This represents a decrease of $1.5 million, or 18.3%, from the balance of $8.2 million, net of valuation allowance of $3.0 million, as of December 31, 1999. As of June 30, 2000 and December 31, 1999, OREO consisted of 7 properties and 12 properties, respectively.


     As of June 30, 2000 the outstanding OREO properties are all physically located in the Bank's market area. They include single family residential, commercial buildings, industrial facilities and land. Five properties comprise the land category of OREO. The Company does not intend to develop these properties.

The following table sets forth OREO by property type as of the dates indicated:

-----------------------------------------------------------------
                                    June 30,         December 31,
(In Thousands)                        2000               1999
-----------------------------------------------------------------

Property Type
-------------

Single-Family Residential        $        -           $      395
Land                                  1,084                1,099
Retail Facilities                       803                1,141
Industrial Facilities                 8,250                8,550
                                 --------------------------------
Less: Valuation Allowance            (3,404)              (3,015)
                                 --------------------------------
Total                            $    6,733           $    8,170
                                 ================================



      Included in industrial facilities is an OREO property which was sold in July. As of June 30, the property had a carrying value of $6.1 million. Proceeds received on the sale were $7.5 million, and it is estimated that a $0.9 million gain on sale will be recorded in the third quarter 2000.



Impaired Loans
--------------

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $15.8 million of outstanding impaired loans as of June 30, 2000, $2.5 million are included in the balance of restructured loans and are performing pursuant to the terms and conditions of the restructuring. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:




----------------------------------------------------------------------------------
(IN THOUSANDS)                                    June 30, 2000      Dec. 31, 1999
----------------------------------------------------------------------------------

Recorded Investment with Related Allowance          $ 11,787            $ 42,881
Recorded Investment with no Related Allowance          4,030               4,003
Total Recorded Investment                             15,817              46,884
Allowance for Impaired Loans                           2,941               5,806
----------------------------------------------------------------------------------


             The $31.1 million decrease of the recorded investment of impaired loans is due to the pay-off of the Sunrise Suites non-accrual loan as discussed above.

      The average balance of impaired loans before the allowance was $25.9 million for the six months ended June
30,  2000  and  $46.5  million for the twelve  months  ended
December 31, 1999.

      For the six months ended June 30, 2000 and 1999, interest income recognized on impaired loans was $197,000 and $548,000, respectively. Of the amount of interest income recognized during the six months ended June 30, 2000 and 1999, no interest was recognized under the cash basis method.

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




Allowance for Credit Losses
---------------------------

      As of June 30, 2000, the balance of the allowance for credit losses was $20.4 million, representing 2.17% of outstanding loans and leases. This compares to an allowance for credit losses of $19.8 million as of December 31, 1999, representing 2.14% of outstanding loans and leases.

       The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans) for the six months ended as indicated:


----------------------------------------------------------------------
(IN THOUSANDS)                         June 30, 2000    June 30, 1999
----------------------------------------------------------------------

Balance, Beginning of Period                $ 19,808         $ 19,381
Provision for Credit Losses                   (1,500)           2,000
Charge-offs                                     (194)          (4,157)
Recoveries                                     2,319            1,837
Net Recoveries (Charge-offs)                   2,125           (2,320)
Balance, End of Period                      $ 20,433         $ 19,061
----------------------------------------------------------------------




      As of June 30, 2000, the allowance represents 120% and 162% of non-performing and restructured loans and of non-accrual loans, respectively. As of December 31, 1999, the allowance represented 38.3% and 44.5% of non-performing loans and of non-accrual loans, respectively. The increase of these ratios is due to the decline of non-accrual loans in general, and the Sunrise Suites pay-off, in particular.


             The  provision for credit losses is the  amount
required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay, in order to determine the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed incurred losses in the Bank's loan portfolio as of June 30, 2000.

       Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

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


      Management believes that the allowance for credit losses approximates the probable but unconfirmed incurred losses existing in the Bank's loan portfolio, as of June 30, 2000.


Securities
----------

      The Company classifies its securities as held to maturity, trading or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

      Securities that are obtained and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Equity securities received upon the exercise of warrants and security distributions from venture capital funds are classified as trading.

     Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in stockholders' equity.

     As of June 30, 2000, the Company recorded net unrealized losses of $17,402,000 on its available-for-sale portfolio. Accumulated other comprehensive loss includes $10,085,000, representing the net unrealized losses, net of tax.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at June 30, 2000 and December 31, 1999 were as follows:




                                                             Gross       Gross
(In Thousands)                                Amortized   Unrealized   Unrealized   Fair
June 30, 2000                                   Cost         Gains       Losses     Value
---------------------------------------------------------------------------------------------

Securities Held to Maturity
 U.S. Government Agencies                     $   1,186   $     -      $     (66)   $   1,120
 Collateralized Mortgage Obligations                  2         -              -            2
                                              -----------------------------------------------
Total                                         $   1,188   $     -      $     (66)   $   1,122
                                              ===============================================
Securities Available for Sale
 U.S. Government Agencies                     $  20,874   $     -      $    (393)   $  20,481
 Mortgage Backed Securities                     165,065         -         (5,973)     159,092
 Commercial Mortgage Backed Securities           71,145         -           (118)      71,027
 Corporate Notes                                 83,617         -         (1,385)      82,232
 Collateralized Mortgage Obligations            152,621         -         (4,661)     147,960
 Asset Backed Securities                        315,481         -         (4,872)     310,609
 Other Securities                                 3,202         -              -        3,202
                                              -----------------------------------------------
Total                                         $ 812,005   $     -      $ (17,402)   $ 794,603
                                              ===============================================


Trading Account Securities
 Equity Issues                                $       -   $     -      $       -    $   3,189
                                              -----------------------------------------------
                                              $       -   $     -      $       -    $   3,189
                                              ===============================================




                                                             Gross       Gross
(In Thousands)                                Amortized   Unrealized   Unrealized   Fair
December 31, 1999                               Cost         Gains       Losses     Value
---------------------------------------------------------------------------------------------

Securities Held to Maturity
 U.S. Government Agencies                     $   1,294   $     -      $     (59)   $   1,235
 Collateralized Mortgage Obligations                  6         -              -            6
                                              -----------------------------------------------
Total                                         $   1,300   $     -      $     (59)   $   1,241
                                              ===============================================

Securities Available for Sale
  U.S. Treassuries
  U.S. Government Agencies                    $  21,591   $     -      $    (217)   $  21,374
  Mortgage Backed Securities                    176,217         -         (5,446)     170,771
  Commercial Mortgage Backed Securities          30,585         -           (307)      30,278
  Corporate Notes                                59,319         -           (748)      58,571
  Collateralized Mortgage Obligations           163,323         -         (4,412)     158,911
  Asset Backed Securities                       240,155         -         (3,153)     237,002
  Auction Preferred Stock                             -         -              -            -
  Commercial Paper
  Other Securities                                6,110         -              -        6,110
                                              -----------------------------------------------
Total                                         $ 697,300   $     -      $ (14,283)   $ 683,017
                                              ===============================================

Trading Account Securities
 Equity Issues                                $       -   $     -      $       -    $   1,114
                                              -----------------------------------------------
                                              $       -   $     -      $       -    $   1,114
                                              ===============================================




      During the six months ended June 30, 2000 there were sales of securities from the available for sale portfolio wherein proceeds of $6.8 million were received and a pre-tax loss of $104,000 incurred. There were no sales of securities available for sale during the six months ended June 30, 1999. There were no sales of securities held to maturity during the six months ended June 30, 2000 and 1999.

Other Investments
-----------------

      As of June 30, 2000, other investments totaled $14.0 million. Included in the balance is $6.5 million of investments in various venture capital funds which in turn invest in technology companies. There were $16.1 million of commitments to invest in such funds as of June 30, 2000. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $7.0 million as of June 30, 2000. AFT owns a number of aircraft which it leases to different lessees in various countries. All these partnership interests are accounted for by the equity method. Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate.


Deposits
--------

      The Company's deposits totaled $1,627.6 million as of June 30, 2000, representing a $136.8 million, or 9.2%, increase from total deposits of $1,490.8 million as of
December   31,  1999.  All  deposit  categories  experienced
increases with the exception of saving deposits which decreased $6.2 million, or 8.0%. Time certificates of deposit of $100,000 or more and demand deposits increased $75.4 million or 10.6%, and $67.6 million, or 13.6%, respectively, representing the largest growth components.

      There were no brokered deposits outstanding as of June 30, 2000 and December 31, 1999. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, in the past the depositors have generally renewed their deposits at their maturity. Accordingly, the Company believes its deposit source to be stable.

      The maturity schedule of time certificates of deposit of $100,000 or more, as of June 30, 2000, is as follows:



----------------------------------------------------
(IN THOUSANDS)
----------------------------------------------------

3 Months or Less                           $ 477,652
Over 3 Months Through 6 Months               176,156
Over 6 Months Through 12 Months              115,788
Over 12 Months                                18,207
----------------------------------------------------
Total                                      $ 787,803
----------------------------------------------------



Other Borrowings
----------------

      As of June 30, 2000, the Company has three sources of other borrowings. As of June 30, 2000, the Bank had $8.5 million outstanding of federal funds purchased, representing an overnight borrowing from one of its major correspondents. The rate of interest paid on the federal funds purchased was 7.44%.

     The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $50.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal up to 25 percent of its assets. The following relates to the four outstanding advances as of June 30, 2000:


-------------------------------------------------------------
   Maturity            Amount          Fixed Rate of Interest
                   (In Thousands)
-------------------------------------------------------------

Nov.  1, 2000         $ 25,000                  4.53%
Jan. 31, 2001           10,000                  5.19%
Apr. 30, 2001           10,000                  4.92%
July 15, 2002            5,000                  5.61%
-------------------------------------------------------------


     The total outstanding of $50 million of advances as of June 30, 2000 has a composite fixed rate of interest of 4.85%.

     Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.


Forward Sales-Equity Securities
-------------------------------

      As of June 30, 2000, the Company had $0.7 million outstanding net of $59,000 on mark to market of forward sales involving one equity security. Equity securities are non-interest bearing.

Capital Resources
-----------------

      Stockholders' equity totaled $152.6 million as of June
30, 2000, an increase of $19.6 million, or 14.7%, from $133.0 million as of December 31, 1999.
     An analysis of the change in stockholders' equity is as follows:


-----------------------------------------------------------------
Stockholders' Equity                                      Amount
(In Thousands)
-----------------------------------------------------------------

Balance as of December 31, 1999                        $ 133,038
Repurchase of Stock                                       (3,473)
Net Income                                                23,725
Cash Dividends                                            (2,189)
Change in Securities Valuation, Net of Tax                (1,807)
Stock Issuance (Includes $1,571 cost of shares held
 in Trust for Deferred Compensation)                       3,072
Exercise of Stock Options and related Tax Benefits           248
-----------------------------------------------------------------
Balance as of June 30, 2000                            $ 152,614
-----------------------------------------------------------------


     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:


------------------------------------------------------------------------------------
                                     Well-Capitalized     June 30,      December 31,
                                       Requirements         2000            1999
------------------------------------------------------------------------------------

GBC Bancorp
Tier 1 Leverage Ratio                        5%            8.54%            8.06%
Tier 1 Risk-Based Capital Ratio              6%            9.42%            9.07%
Total Risk-Based Capital Ratio              10%           12.86%           12.83%

General Bank
Tier 1 Leverage Ratio                        5%            9.80%            9.58%
Tier 1 Risk-Based Capital Ratio              6%           10.86%           10.82%
Total Risk-Based Capital Ratio              10%           12.05%           12.07%
------------------------------------------------------------------------------------



      For the six months ended June 30, 2000, the ratio of the Company's average stockholders' equity to average assets was 7.66%. For the year ended December 31, 1999, this ratio was 8.57%.


GBC Bancorp Executive Obligation Trust (the "Trust")
----------------------------------------------------

     In the first quarter, 2000, the Company entered into a trust agreement providing for the trust with Union Bank of California as trustee. The purpose of the Trust was to resolve accounting and administrative issues relating to the deferred compensation payable to the Company's Chairman and CEO pursuant to his employment agreement with the Company (the "Agreement"). In the month of March, 71,007 shares of Company stock were issued and transferred to the Trust, representing the earned deferred compensation payable in connection with the stock retention program set forth in the Agreement.

   In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of retained earnings. As of June 30, 2000 this amount was $1,571,000 representing the cost of the 71,007 shares held in the Trust.


Liquidity
---------

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $717.0 million, or 37.5% of total assets, as of June 30, 2000, compared to $504.5 million, or 28.9% of total assets, as of December 31, 1999.

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

     As of June 30, 2000, total loans and leases represented
57.8%  of total deposits.  This compares to 56.1% and  62.1%
as of March 31, 2000 and December 31, 1999, respectively.

      The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2000, the Bank declared cash dividends of $5.7 million to GBC Bancorp.

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

      As of June 30, 2000, there was a cumulative one-year negative "gap" of $672.9 million, up from $591.4 million as of December 31, 1999.

      The following table indicates the Company's interest rate sensitivity position as of June 30, 2000, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:








                                                                                JUNE 30, 2000
                                                                         INTEREST SENSITIVITY PERIOD
                                       ---------------------------------------------------------------------------------------
                                       0 to 90       91 to 365       Over 1 Year     Over         Non-Interest
(In Thousands)                          Days           Days          to 5 Years     5 Years     Earning/Bearing    Total
------------------------------------------------------------------------------------------------------------------------------

Earning Assets:
Securities Available for Sale          $    9,471    $        -      $  135,819     $ 649,313   $       -          $   794,603
Securities Held to Maturity                     -             -           1,186             2           -                1,188
Trading Account Securities                      -             -               -             -       3,189                3,189
Federal Funds Sold & Securities
 Purchased Under Agreement to
 Resell                                    91,750             -               -             -           -               91,750
Loans and Leases (1) (2)                  667,664        27,502         116,040       117,553           -              928,759
Non-Earning Assets (2)                          -             -               -             -      91,356               91,356
                                       ---------------------------------------------------------------------------------------

Total Earning Assets                   $  768,885    $   27,502      $  253,045     $ 766,868   $  94,545          $ 1,910,845
                                       =======================================================================================
Source of Funds for Assets:
Deposits:
 Demand - N/B                          $        -    $        -      $        -     $       -   $ 186,024          $   186,024
 Interest Bearing Demand                  379,806             -               -             -           -              379,806
 Savings                                   71,802             -               -             -           -               71,802
 TCD'S Under $100,000                     102,418        92,151           7,614             -           -              202,183
 TCD'S $100,000 and Over                  477,652       291,944          18,207             -           -              787,803
                                       ---------------------------------------------------------------------------------------
Total Deposits                         $1,031,678    $  384,095      $   25,821     $       -   $ 186,024          $ 1,627,618
                                       =======================================================================================

Federal Funds Purchased &
 Securities Sold Under
 Agreement to Resell                   $    8,500    $        -      $        -     $       -   $       -          $     8,500
Forward Sales Equity Security                   -             -               -             -         674                  674
Borrowings from the Federal
 Home Loan Bank                                 -        45,000           5,000             -           -               50,000
Subordinated Debt                               -             -               -        39,072           -               39,072
Other Liabilities                               -             -               -             -      33,170               33,170
Stockholders' Equity                            -             -               -             -     151,811              151,811
                                       ---------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity                  $1,040,178    $  429,095      $   30,821     $  39,072   $ 371,679          $ 1,910,845
                                       =======================================================================================

Interest Sensitivity Gap               $ (271,293)   $ (401,593)     $  222,224     $ 727,796   $(277,134)
Cumulative Interest
 Sensitivity Gap                       $ (271,293)   $ (672,886)     $ (450,662)    $ 277,134           -
Gap Ratio(% of Total Assets)                -14.2%        -21.0%           11.6%         38.1%      -14.5%
Cumulative Gap Ratio                        -14.2%        -35.2%          -23.6%         14.5%        0.0%



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

      Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of June 30, 2000:





                                                           Expected Maturity Date
                                                               June 30, 2000
                                                           (Dollars in Thousands)
                                        -------------------------------------------------------------
                                         0 to 90     91 to 365   Over 1 Year    Over
(In Thousands)                             Days         Days     to 5 Years   5 Years      Total
-----------------------------------------------------------------------------------------------------

Interest-sensitive Assets:
Securities Available for Sale           $  33,005    $  84,584   $ 559,616    $ 117,398   $   794,603
Securities Held to Maturity                 1,188            -           -            -         1,188
Federal Funds Sold & Securities
 Purchased Under Agreements to
 Resell                                    91,750            -           -            -        91,750
Loans and Leases (1)                      667,664       27,502     116,040      117,553       928,759
                                        -------------------------------------------------------------
Total Interest-earning Assets           $ 793,607    $ 112,086   $ 675,656    $ 234,951   $ 1,816,300
                                        =============================================================
Interest-sensitive Liabilities:
Deposits:
 Interest Bearing Demand                $  13,022    $  39,064   $ 252,378    $  75,342   $   379,806
 Savings                                    2,393        7,180      47,868       14,361        71,802
 Time Deposit of Certificates             580,070      384,095      25,821            -       989,986
                                        -------------------------------------------------------------
Total Deposits                          $ 595,485    $ 430,339   $ 326,067    $  89,703   $ 1,441,594
                                        =============================================================

Federal Funds Purchased &
 Securities Sold Under
 Repurchsed Agreements                  $   8,500    $       -   $       -    $       -   $     8,500
Borrowing from FHLB                             -       45,000       5,000            -        50,000
Subordinated Debt                               -            -           -       39,072        39,072
                                        -------------------------------------------------------------
Total Interest - sensitive
 Liabilities                            $ 603,985    $ 475,339   $ 331,067    $ 128,775   $ 1,539,166                     166
                                        =============================================================

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

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2000:



                              NET INTEREST          MARKET VALUE OF
CHANGE IN INTEREST         INCOME VOLATILITY        EQUITY VOLATILITY
RATES (BASIS POINTS)       JUNE 30, 2000 (1)        JUNE 30, 2000 (2)
---------------------------------------------------------------------

       +200                     -3.67%                  -12.16%
       +100                     -1.86%                   -6.26%
       -100                     -0.53%                    6.19%
       -200                     -2.13%                   11.03%


(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.



      The Company's primary objective in managing interest rate risk is to minimize the adverse effects of changes in interest rates on earnings and capital. In this regard the
Company  has  established  internal  risk  limits  for   net
interest income volatility given a 100 and 200 basis point decline in rates of 10% and 15%, respectively, over a twelve-month horizon. Similarly, risk limits have been established for market value of portfolio equity volatility in response to a 100 and 200 basis point increase in rates of 10% and 15%, respectively.


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


Recent Accounting Developments
------------------------------

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments (e.g., interest rate swaps), including some derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In July 1999, the FASB issued Statement No. 137, " Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133- an amendment of FASB Statement No. 133." This statement has delayed the effective date of Statement No. 133 for one year. This new standard is effective for the first quarter in 2001 and is not to be applied retroactively to financial statements of prior periods. Management does not believe there will be a material adverse impact on the financial position or results of operations of the Company upon adoption of FASB Statement No. 133.

      In June 2000, the Financial Accounting Standards Board issued Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FASB Statement No. 138 amends the accounting and reporting standards of FASB No. 133 for certain derivative instruments and certain hedging activities.

      FASB No. 138 would be adopted concurrently with implementation of FASB No. 133. Management does not believe there will be a material adverse impact on the financial position or results of operation of the Company upon adoption of FASB 133 and 138.

       In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides the staff's views on the application of generally accepted accounting principles for selected revenue recognition issues. The release of SAB 101A and SAB 101B delayed the implementation date of SAB 101 to March 24, 2000 and June 26, 2000, respectively. Management believes its revenue recognition included in the financial statements is in conformity with generally accepted accounting principles. Accordingly, the above referenced staff accounting bulletins have no impact on the financial position or results of operations of the Company.














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


Item 2.  CHANGES IN SECURITIES
------------------------------

      There have been no changes in the securities of the Registrant during the quarter ended June 30, 2000.


Item 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

     This item is not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     At the Annual Meeting of Shareholders held on April 27, 2000, a proposal to elect fourteen directors to the Board of Directors of the Registrant to hold office until the next meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:


                               For            Withheld
                               ---------      --------

     Bernard Chen              9,778,575      32,835
     Thomas C.T. Chiu          9,780,027      31,383
     Chuang-I Lin              9,780,027      31,383
     Ko-Yen Lin                9,780,027      31,383
     Ting Yung Liu             9,780,027      31,383
     John Wang                 9,778,575      32,835
     Kenneth Wang              9,778,575      32,835
     Chien-Te Wu               9,780,027      31,383
     Julian Wu                 9,780,027      31,383
     Li-Pei Wu                 9,780,027      31,383
     Peter Wu                  9,780,027      31,383
     Ping C.Wu                 9,780,027      31,383
     Walter Wu                 9,780,027      31,383
     Chin-Liang Yen            9,778,575      32,835





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







                                    GBC Bancorp
                                   (Registrant)



         August 11, 2000
Dated: __________________        s/ ________________________
                                    Li-Pei Wu, Chairman and
                                    Chief Executive Officer


         August 11, 2000
Dated: __________________        s/ ________________________
                                    Peter Lowe, Executive
                                    Vice President and
                                    Chief Financial Officer