Form 10-Q
period 2000-09-30
GBC BANCORP
filed 2000-11-13
CIK 351710

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549



          Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For Quarter Ended September 30, 2000 Commission file number 0-16213
-------------------------------------------------------------------


                        GBC BANCORP
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


         California                               95-3586596
-------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S.Employer Identification
 incorporation or organization)       No.)


  800 West 6th Street, Los Angeles,             California  90017
-------------------------------------------------------------------
(Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code  213/972-4172
-------------------------------------------------------------------
Former name address and former fiscal year, if changed since last report.


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    --------       --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Common stock, no par value, 11,537,427 shares issued and outstanding as of September 30, 2000.








                      TABLE OF CONTENTS
                      -----------------


PART I   - FINANCIAL INFORMATION ..................................  3

 Item 1.   Financial Statements ...................................  4

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................  9


PART II  - OTHER INFORMATION ...................................... 37

 Item 1.   Legal Proceedings ...................................... 38

 Item 2.   Changes In Securities .................................. 38

 Item 3.   Default Upon Senior Securities ......................... 38

 Item 4.   Submission Of Matters To A Vote Of Securities Holders... 38

 Item 5.   Other Information ...................................... 38

 Item 6.   Exhibits And Reports On Form 8-K ....................... 38


PART III - SIGNATURES ............................................. 39














               PART I - FINANCIAL INFORMATION



















                         GBC BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                 September 30,    December 31,
(Dollars In Thousands)                               2000             1999
------------------------------------------------------------------------------
Assets

Cash and Due From Banks                            $    48,366     $    26,120
Federal Funds Sold and Securities Purchased
 Under Agreements to Resell                            176,500          80,000
                                                   -----------     -----------
Cash and Cash Equivalents                              224,866         106,120

Securities Available for Sale at Fair Value
 (Amortized Cost of $849,244 and $697,300
  at September 30, 2000 and December 31, 1999,
  respectively)                                        854,891         683,017
Securities Held to Maturity (Fair Value of
 $1,036 and $1,241 at September 30, 2000
 and December 31, 1999, respectively)                    1,097           1,300
Trading Securities                                         253           1,114
Loans and Leases                                       953,264         925,957
Less: Allowance for Credit Losses                      (21,018)        (19,808)
      Deferred Loan Fees                                (4,029)         (4,149)
                                                   -----------     -----------
Loans and Leases, Net                                  928,217         902,000
Bank Premises and Equipment, Net                         5,495           5,435
Other Real Estate Owned, Net                               663           8,170
Due From Customers on Acceptances                        9,248           7,197
Real Estate Held for Investment                          4,250           5,522
Other Investments                                       15,519           9,801
Accrued Interest Receivable and Other Assets            14,032          14,524
                                                   -----------     -----------
 Total Assets
                                                   $ 2,058,531     $ 1,744,200
                                                   ===========     ===========


Liabilities and Stockholders' Equity

Deposits:
 Demand                                            $   200,183     $   174,753
 Interest Bearing Demand                               476,714         323,451
 Savings                                                68,010          78,050
 Time Certificates of Deposit of $100,000
  or More                                              818,058         712,398
 Other Time Deposits                                   189,507         202,159
                                                   -----------     -----------
Total Deposits                                       1,752,472       1,490,811

Forward Sales Equity Securities                              -             828
Borrowings from the Federal Home Loan Bank              50,000          50,000
Subordinated Debt                                       39,105          39,007
Acceptances Outstanding                                  9,248           7,197
Accrued Expenses and Other Liabilities                  30,601          23,319
                                                   -----------     -----------
Total Liabilities                                    1,881,426       1,611,162

Stockholders' Equity:
 Common Stock, No Par or Stated Value;
  40,000,000 Shares Authorized;
  11,537,427(net of 71,007 shares held
  in trust) and 11,523,019 Shares
  Outstanding at September 30, 2000
  and December 31, 1999, respectively              $    61,260     $    57,289
 Retained Earnings                                     111,010          84,035
 Accumulated Other Comprehensive Gain (Loss)             3,264          (8,286)
Shares Held in Trust for Deferred Compensation           1,571               -
                                                   -----------     -----------
Total Stockholders' Equity                             177,105         133,038
                                                   -----------     -----------

Total Liabilities and Stockholders' Equity         $ 2,058,531     $ 1,744,200
                                                   ===========     ===========

See Accompanying Notes to Consolidated Financial Statements





                              GBC BANCORP AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME


                                             For the Three Months Ended    For the Nine Months Ended
                                                    September 30,                 September 30,
(In Thousands, Except Per Share Data)             2000          1999            2000          1999
----------------------------------------------------------------------------------------------------


INTEREST INCOME
 Loans and Leases, Including Fees            $    25,834   $    20,887     $    75,077   $    58,652
 Securities Available for Sale                    13,807        11,745          38,261        34,027
 Securities Held to Maturity                          17            26              56           423
 Federal Funds Sold and Securities
  Purchased under Agreements to Resell             2,404           460           6,287         2,471
 Other                                                 3             1              12             3
                                             -------------------------------------------------------
Total Interest Income                             42,065        33,119         119,693        95,576

INTEREST EXPENSE
 Interest Bearing Demand                           3,717         2,032           9,956         5,419
 Savings                                             437           481           1,399         1,332
 Time Certificates of Deposits of
 $100,000 or More                                 11,614         7,865          31,049        22,435
 Other Time Deposits                               2,587         2,362           7,390         7,832
 Federal Funds Purchased and Securities
  Sold under Repurchase Agreements                    13            43              47            68
 Borrowings from the Federal Home Loan
  Bank                                               620           620           1,845         1,736
 Subordinated Debt                                   870           870           2,611         2,611
                                             -------------------------------------------------------
Total Interest Expense                            19,858        14,273          54,297        41,433


Net Interest Income                               22,207        18,846          65,396        54,143
(Benefit)Provision for Credit Losses               1,000         1,500            (500)        3,500
                                             -------------------------------------------------------
Net Interest Income after Provision
 for Credit Losses                                21,207        17,346          65,896        50,643

NON-INTEREST INCOME
 Service Charges and Commissions                   2,041         1,987           6,276         5,434
 Gain on Sale of Loans, Net                            3             9               8           120
 Gain on Sale of Fixed Assets                          -             -               7            22
 Trading Account(Loss)Revenue                       (226)            -           7,806             -
 Income from Other Investments                       658             -             376             -
 Other                                               144           164             272           379
                                             -------------------------------------------------------
Total Non-Interest Income                          2,620         2,160          14,745         5,955

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                    5,698         5,026          16,876        14,461
 Occupancy Expense                                   807           818           2,484         2,391
 Furniture and Equipment Expense                     502           452           1,506         1,522
 Loss on Sale of Securities
  Available for Sale                                   -             -             104             -
 Net Other Real Estate Owned Income               (1,447)         (579)         (1,138)         (805)
 Other                                             1,961         1,713           5,698         5,237
                                             -------------------------------------------------------
Total Non-Interest Expense                         7,521         7,430          25,530        22,806

Income before Income Taxes                        16,306        12,076          55,111        33,792
Provision for Income Taxes                         6,234         4,584          21,314        12,719
                                             -------------------------------------------------------
Net Income                                   $    10,072   $     7,492     $    33,797   $    21,073
                                             =======================================================

Earnings Per Share:
 Basic                                       $      0.87   $      0.64     $      2.93   $      1.65
 Diluted                                            0.85          0.62            2.87          1.62
                                             =======================================================

Weighted Average Basic Shares
 Outstanding                                  11,569,516    11,772,330      11,535,268    12,740,335
                                             =======================================================

Weighted Average Diluted Shares
 Outstanding                                  11,889,530    12,012,477      11,780,917    12,983,954
                                             =======================================================

See Accompanying Notes to Consolidated Financial Statements








                                  GBC BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


(In Thousands, Except per Share Amounts)
                                                                              Accumulated
                                                                               Other                           Total
                                               Common Stock        Retained   Comprehensive  Comprehensive  Stockholders'
                                             Shares     Amount     Earnings    Income (Loss)  Income (Loss)    Equity
-----------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1998
----------------------------                 $ 13,712   $ 56,303   $ 104,898   $  1,829                       $ 163,030
Comprehensive Income
 Net Income for the year                                              29,988                  $  29,988          29,988
                                                                                              ---------
 Other Comprehensive Income, Net
  of Tax
  Net Changes in Securities Valuation
  Allowance                                                                     (10,115)        (10,115)        (10,115)
                                                                                              ---------
Comprehensive Income                                                                          $  19,873
                                                                                              =========
Stock Options Exercised                            73        664                                                    664
Tax Benefit-Stock Options Exercised                          322                                                    322
Stock Repurchase                               (2,262)               (46,817)                                   (46,817)
Cash Dividend - $.33 per Share                                        (4,034)                                    (4,034)
                                             -------------------------------------------                      ----------
Balance at December 31, 1999
----------------------------                 $ 11,523   $ 57,289   $  84,035   $ (8,286)                      $ 133,038
                                             ===========================================                      =========
Comprehensive Income
 Net Income for the year                                              33,797                  $  33,797          33,797
 Other Comprehensive Income, Net
  of Tax
  Net Changes in Securities
  Valuation Allowance                                                            11,550          11,550          11,550
                                                                                              ---------
Comprehensive Income                                                                          $  45,347
                                                                                              =========
Stock Issued for Executive
 Compensation                                     114      2,401                                                  2,401
Stock Held by Executive
 Obligation Trust                                 (71)    (1,571)      1,571                                          -
Stock Options Exercised                           131      2,346                                                  2,346
Tax Benefit-Stock Options Exercised                          795                                                    795
Stock Repurchase                                 (160)                (3,473)                                    (3,473)
Cash Dividend- $.29 per Share                                         (3,349)                                    (3,349)
                                             -------------------------------------------                      ----------
Balance at September 30, 2000                $ 11,537   $ 61,260   $ 112,581   $  3,264                       $ 177,105
                                             ==========================================                       =========





Disclosure of Reclassification Amount:                                   For the Nine Months                 For the Year
                                                                       Ended September 30,2000          Ended December 31, 1999



Net Change of Unrealized Gains (Losses)
 Arising During Period, Net of Tax
  Expense (Benefit) of $8,425, ($7,655)
  in 2000 and 1999, respectively                                               $ 11,490                       $ (10,550)
Less: Reclassification Adjustment for Losses
 Included in Net Income, Net of Tax
 (Expense) Benefit of $44 and $316 in
 2000 and 1999, respectively                                                         60                             435
                                                                               --------                       ---------
Net Change of Unrealized (Losses) Gains on
 Securities Net of Tax (Benefit ) Expense of
 $8,381 and ($7,339) in 2000 and 1999,
 respectively.                                                                 $ 11,550                       $ (10,115)
                                                                               ========                       ==========
See Accompanying Notes to Consolidated Financial Statements








                              GBC BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             For the Nine Months Ended September 30,
------------------------------------------------------------------------------------
(In Thousands)                                         2000            1999
------------------------------------------------------------------------------------

Operating Activities:
Net Income                                          $   33,797      $   21,073
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating
 Activities:
Depreciation                                             1,054             942
Net (Accretion)/Amortization of Premiums
 on Securities                                            (304)          1,037
Net Unrealized Holding Gains on Trading
 Securities and Liabilities                                948               -
Proceeds from Sale of Trading Securities                10,322               -
Gain on Sale of Trading Securities                      (8,754)              -
Cash Purchases of Trading Securities                      (200)              -
Accretion of Discount on Subordinated
 Notes                                                      98              98
Writedown on Real Estate Held for
 Investment                                              1,272           1,087
(Benefit)Provision for Credit Losses                      (500)          3,500
Provision for Losses on Other Real
 Estate Owned                                              389             900
Amortization of Deferred Loan Fees                      (2,799)         (3,454)
Loss on Sale of Securities Available
 for Sale                                                  104               -
Gain on Sale of Other Real Estate Owned                 (1,593)         (2,302)
Gain on Sale of Fixed Assets                                (7)            (22)
Net (Increase)/Decrease in Accrued
 Interest Receivable and Other Assets                   (6,820)         (6,601)
Net Increase/(Decrease) in Accrued
 Expenses and Other Liabilities                            255         (29,112)
Other, net                                                   1             348
                                                    ----------      ----------
Net Cash Provided (Used) by Operating
 Activities                                         $   27,263      $  (12,506)
                                                    ----------      ----------
Investing Activities:
Purchases of Securities Available for
 Sale                                                 (233,251)       (256,267)
Proceeds from Maturities of Securities
 Available for Sale                                     74,945         233,103
Proceeds from Maturities of Securities
 Held to Maturity                                          203          23,224
Proceeds from Sales of Securities
 Available for Sale                                      6,762               -
Net Increase in Loans and Leases                       (22,939)       (142,249)
Proceeds from Sales of Other Real
 Estate Owned                                            8,733           7,954
Capitalized Costs of Other Real
 Estate Owned                                                -            (322)
Purchases of Premises and Equipment                     (1,114)           (870)
Proceeds from Sales of Bank Premises
 and Equipment                                               8              27
                                                    ----------      ----------
Net Cash Used by Investing Activities                 (166,653)       (135,400)
                                                    ----------      ----------
Financing Activities:
Net Increase in Demand, Interest Bearing
 Demand and Savings Deposits                           168,653          55,346
Net Increase in Time Certificates of
 Deposit                                                93,008          30,969
Net Increase in Federal Funds Purchased
 and Securities Sold Under Agreements
 to Repurchase                                               -          15,000
Net Increase in Borrowings from the
 Federal Home Loan Bank                                      -          15,000
Stock Repurchase Program                                (3,473)        (46,782)
Cash Dividends Paid                                     (3,226)         (2,990)
Proceeds from Exercise of Stock Options                  2,345             451
Issuance of Stock                                          829               -
                                                    ----------      ----------
Net Cash Provided by Financing Activities              258,136          66,994
                                                    ----------      ----------

Net Change in Cash and Cash Equivalents                118,746         (80,912)
Cash and Cash Equivalents at Beginning
 of Period                                             106,120         128,514
                                                    ----------      ----------
Cash and Cash Equivalents at End of
 Period                                             $  224,866      $   47,602
                                                    ==========      ==========
Supplemental Disclosures of Cash Flow
 Information:
 Cash Paid During This Period for:
  Interest                                          $   53,536      $   41,405
  Income Taxes                                          19,872          11,363
                                                    ==========      ==========
Noncash Investing Activities:
 Loans Transferred to Other Real
  Estate Owned at Fair Value                        $       21      $    8,772
 Loans to Facilitate the Sale of
  Other Real Estate Owned                                    -             313
                                                    ==========      ==========

See Accompanying Notes to Consolidated Financial Statements












                GBC Bancorp and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

       In   the  opinion  of  management,  the  consolidated
financial statements of GBC Bancorp and its subsidiaries (the "Company") as of September 30, 2000 and the three and nine months ended September 30, 2000 and 1999, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.


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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

OVERVIEW
--------

       Net income for the third quarter of 2000 was $10,072,000 or $0.85 diluted earnings per share, compared to $7,492,000, or $0.62 diluted earnings per share, for the corresponding period of 1999. The $2,580,000 or 34.4%, increase was mainly the result of the increase in net interest income plus the reduction in the provision for credit losses. The $0.23, or 37.1%, increase of the diluted earnings per share was primarily the result of higher net income.

      For the nine months ended September 30, 2000, net income totaled $33,797,000, an increase of $12,724,000, or 60.4%, from the $21,073,000 earned during the corresponding period of 1999. Diluted earnings per share for the nine months ended September 30, 2000 were $2.87 compared to $1.62 for the same period of 1999. The increase in net income was primarily due to an increase in the net interest income, a reduction of the provision for credit losses and higher non-interest income. The above were partially offset by higher non-interest expense. The $1.25, or 77.2%, increase of diluted earnings per share is due to both the increase of net income and a reduction of the average number of diluted shares. The decrease of diluted shares is due primarily to stock repurchases.

      In October, 2000 and not included in the financial results reported herein, a $1.4 million non-accrual loan was paid off and a resulting $500,000 interest recovery was recognized.

      For the quarter ended September 30, 2000 and 1999, the annualized return on average assets ("ROA") was 2.04% and 1.72%, respectively, and the annualized return on average stockholders' equity ("ROE") was 25.2% and 22.2%, respectively.

      For the nine months ended September 30, 2000 and 1999, the ROA was 2.40% and 1.66%, respectively, and the ROE was 30.7% and 18.7%, respectively.


RESULTS OF OPERATIONS
---------------------

Net Interest Income-Quarterly Results
-------------------------------------

      For the quarter ended September 30, 2000 and 1999, net interest income before the provision for credit losses was $22,207,000 and $18,846,000, respectively, representing an increase of $3,361,000, or 17.8%.

      Total interest income for the quarter ended September 30, 2000 was $42,065,000, representing a $8,946,000, or
27.0%, increase from the corresponding quarter of a year ago. The increase was due to both an increase of average earning assets and the yield earned thereon. Average earning assets increased $222.4 million, or 13.3%, from $1,673.0 million to $1,895.4 million for the quarter ended September 30, 1999 and 2000, respectively.

     The $222.4 million growth of average earning assets was comprised of increases of $106.5 million, $49.6 million and $66.3 million for federal funds sold and securities purchased under agreements to resell, securities and loans and leases.

      The yield on earning assets increased 98 basis points from 7.85% during the third quarter of 1999 to 8.83% during the corresponding period of 2000. The increase in the yield on earning assets was the result of higher yields on all categories of earning assets primarily due to increases in the prime rate of interest. The most notable increase was the  yield  on loans and leases, which increased  144  basis points. The increase was primarily due to the 140 basis point increase of the average prime rate of interest. The average daily prime rate was 8.10% during the quarter ended September 30, 1999 compared to 9.50% for the corresponding quarter of 2000. Other factors contributing to the loan yield increase included a reduced level of non-accrual loans and the receipt of interest recoveries. During the quarter ended September 30, 2000 and 1999, non-accrual loans averaged $13.9 million and $40.8 million, respectively. During the quarter ended September 30, 2000, there were net interest recoveries of $656,000, primarily due to the pay-off of a restructured loan and a non-accrual loan. For the quarter ended September 30, 1999, there were net interest income charge-offs of $175,000. An interest income charge-off results when a loan becomes non-accrual and the accrued interest is reversed.

       The yield on federal funds sold and securities purchased under agreements to resell was 6.79% and 5.34% for the quarters ended September 30, 2000 and 1999, respectively. The yield on securities was 6.85% and 6.19%
for   the  quarters  ended  September  30,  2000  and  1999,
respectively.

      Total interest expense for the quarter ended September 30, 2000 was $19,858,000, representing a $5,585,000 or
39.1%, increase from the corresponding quarter of a year ago. The increase was due to the increase of the cost of funds of 96 basis points and increase of average interest bearing liabilities of $179.4 million.

      For the quarter ended September 30, 2000, the cost of funds was 5.03% compared to 4.07% for the corresponding period of a year ago. This increase was the result of an increase in the rates paid on all interest bearing deposits, which increased to 4.93% from 3.89% for the quarters ended September 30, 2000 and 1999, respectively. The main reason for the 104 basis point increase of the rates paid on interest bearing deposits was the movement of the prime rate of interest as discussed above. For the quarters ended as indicated, the average balance and the rates paid for the deposit products of General Bank (the "Bank") were as follows:




                                          For the Quarter Ended September 30,
                                                   2000         1999
                                          -----------------------------------

Interest bearing demand -
 Average balance                                $ 405,272     $ 309,884
Rate                                                 3.65%         2.60%

Savings - Average balance                          71,075        85,612
Rate                                                 2.45%         2.23%

Time certificates of deposit
 of $100,000 or more - Average
 balance                                          808,634       683,823
Rate                                                 5.71%         4.56%

Other time deposits -
 Average balance                                  196,460       220,502
Rate                                                 5.24%         4.25%




     Partially offsetting the across-the-board increase of the rates paid on deposits was a shift in the composition of the average interest-bearing deposits. For the quarter ended September 30, 2000 average interest-bearing demand and time deposits represented 27.4% and 67.9% of total average interest bearing deposits, respectively. For the quarter ended September 30, 1999, average interest-bearing demand and time deposits represented 23.8% and 69.6% of average interest bearing deposits, respectively. Interest bearing demand represents a lower costing source of interest bearing deposits whereas time deposits represents the most expensive source.

      The net interest spread is defined as the yield on interest earning assets less the rates paid on interest-bearing liabilities. For the three months ended September 30, 2000 and 1999, the net interest spread was 3.80% and 3.78%, respectively, reflecting approximately the same increase for both the yield on earning assets and the cost of funds.

      The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the three months ended September 30, 2000 and 1999, the net interest margin was 4.66% and 4.47%, respectively. The margin increased more than the net interest spread due to a higher percentage of average non-interest bearing sources funding average interest earning assets. For the quarter ended September 30, 2000 the total of average non-interest bearing demand and stockholders' equity, excluding other comprehensive income, was $366.0 million, or 19.3% of average earning assets. For the quarter ended September 30, 1999 the total average non-interest bearing demand and stockholders equity, excluding other comprehensive income, was $308.0 million, or 18.4% of average earning assets.


Net Interest Income - Nine-Month Results
----------------------------------------

      For the nine months ended September 30, 2000, net interest income before the provision for credit losses was $65,396,000, representing an $11,253,000, or 20.8%, growth over the corresponding period of a year ago.

      Total interest income for the nine months ended September 30, 2000 was $119,693,000 compared to $95,576,000 for the corresponding period of a year ago. The $24,117,000, or 25.2%, increase is the result of an increase in the balance of average interest earning assets and an increase of the yield earned thereon. Average interest earning assets increased to $1,815.1 million for the nine months ended September 30, 2000 from $1,650.9 million for the corresponding period of a year ago, representing a $164.2 million, or 9.9%, increase. The growth was represented primarily by increases of $85.2 million and $65.1 million for loans and leases and for federal funds sold and securities purchased under agreements to resell, respectively.

     The yield on average earning assets increased 107 basis points to 8.81% for the nine months ended September 30, 2000 from 7.74% for the corresponding period of a year ago. The yields on all categories of earning assets increased with the most notable increase being the yield on loans and leases which increased from 9.29% to 10.79%. The year 2000 yield of 10.79% was impacted by significant interest recoveries received in the year 2000 amounting to $3,892,000. Excluding the interest recoveries , the yield on loans and leases for the 9 months ended September 30, 2000 was 10.23%. There was no significant net interest charge-offs / recoveries during the nine months ended September 30, 1999. The yield increase from 9.29% to 10.23% was primarily the result of the prime rate increases. In addition, there was a reduction of the balance of average non-accrual loans. For the nine months ended September 30, 2000 and 1999, average non-accrual loans were $19.0 million and $37.7 million, respectively, representing an $18.7 million or 49.8% decline.

     The yield on federal funds sold and securities purchased under agreements to resell was 6.47% and 5.11% for the nine months ended September 30, 2000 and 1999, respectively. The increase was the result of the 128 basis point increase of the average prime rate of interest. The yield on securities was 6.77% and 6.21% for the nine months ended September 30, 2000 and 1999, respectively.

      Total interest expense for the nine months ended September 30, 2000, was $54,297,000 compared to $41,433,000 for the corresponding period of a year ago. The increase of $12,864,000, or 31.0%, was due to both the 70 basis point increase in the cost of funds from 4.09% to 4.79% and a $161.5 million increase in average interest bearing liabilities. The increase of the cost of funds is due to rate increases in all the categories of interest bearing deposits, resulting in a 76 basis point increase of the rates paid on interest bearing deposits. The rate increase is the result of the prime rate increases previously discussed and the Company's intent to remain competitive in the market place. A substantial portion of the growth of interest bearing demand was the result of large deposits from technology companies and venture capital funds in northern California.

     The average balance and the rates paid on deposit categories for the nine months ended September 30, 2000 were as follows:




                                          2000          1999
                                      -------------------------

Interest bearing demand -
 Average balance                       $ 385,637     $ 292,864
Rate                                        3.45%         2.47%

Savings - Average balance                 75,716        82,253
Rate                                        2.47%         2.17%

Time certificates of deposit
 of  $100,000  or  more  -
 Average balance                         764,782       651,713
Rate                                        5.42%         4.60%

Other  time  deposits   -
 Average balance                         198,813       238,522
Rate                                        4.97%         4.39%



      For the nine months ended September 30, 2000 and 1999, the net interest spread was 4.02% and 3.65%, respectively, representing a 37 basis point increase. Excluding the year 2000 interest recoveries, the net interest spread is 3.73% representing an 8 basis point increase over the corresponding period of a year ago.

      For the nine months ended September 30, 2000 and 1999, the net interest margin was 4.81% and 4.38%, respectively, representing a 43 basis point increase. The net interest margin excluding the year 2000 interest income recoveries was 4.53% for the nine months of 2000, representing a 15 basis point increase.


Provision for Credit Losses
---------------------------

      For the quarter ended September 30, 2000, a provision for credit losses of $1,000,000, was recorded compared to $1,500,000 provision for credit losses for the corresponding quarter of a year ago. Net charge-offs of $0.4 million were recorded in the quarter and non-accrual loans increased from $12.6 million at June 30, 2000 to $15.6 million at September 30, 2000. After the review of the adequacy of the allowance for credit losses as of September 30, 2000, a provision for credit losses of $1.0 million was recorded in the third quarter.

     For the nine months ended September 30, 2000, there was a negative provision for credit losses of $500,000. This balance was the result of the third quarter charge and a negative provision of $1,500,000 recorded in the second quarter, due primarily to recoveries on loans previously charged off. For the nine months ended September 30, 1999, there was a $3,500,000 provision for credit losses.

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


Non-Interest Income
-------------------

     Non-interest income for the quarter ended September 30, 2000 totaled $2,620,000, representing a $460,000, or 21.3%, increase compared to $2,160,000 for the quarter ended September 30, 1999. The increase was primarily due to the income from other investments of $658,000 recorded in the third quarter of 2000. Income from other investments includes the Company's partnership interests. These interests include various venture capital funds that invest in technology companies and a 10% equity interest in an aircraft finance trust ("AFT"). These partnership interests are accounted for using the equity method of accounting. The interest in AFT was purchased on September 30, 1999.
      For the nine months ended September 30, 2000, non-interest income totaled $14,745,000 representing a $8,790,000, or 148%, increase compared to $5,955,000 for the nine months ended September 30, 1999. Non-interest income increased primarily due to recognition of trading account revenue of $7.8 million during the nine months ended
September 30, 2000. Trading account revenue was first recognized in the fourth quarter of 1999.

     Trading account revenue is income earned on securities classified as trading account securities. The Company's subsidiary, GBC Venture Capital, ("VC") receives equity securities which it holds as trading securities primarily from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The mark to market and ultimate disposition of these securities results in trading account revenue. Warrants whose fair value cannot be determined are carried at their cost in other assets until the time they are exercised and the underlying securities are received. If there exists a readily determinable fair value for the warrants, warrants will be categorized as securities available for sale and marked to market through other comprehensive income. The Company has received rights to acquire stock in the form of warrants issued by 26 companies as of September 30, 2000, as an adjunct to its high technology banking relationships. The receipt of the warrants does not change the terms of loans provided high technology customers. As noted above the Company has acquired interests in venture capital funds that invest in technology companies. At September 30, 2000, there were $16.6 million of commitments, and $7.5 million of investments were outstanding. In addition to seeking an appropriate return for such investments, the Company seeks to use the investments to increase its high technology banking business using referrals from the funds.

      At November 7, 2000, there was $21.1 million of potential pre-tax income from warrants whose underlying equity securities are public but restricted-from-sale and from undistributed shares of public companies currently held by venture capital funds. $11.4 million is from the value of warrants from public company whose shares are subject to a lockup agreement expiring in December, 2000, and $8.9 million is from the value of warrants from a public company whose shares are subject to a lockup agreement expiring in April, 2001. This does not include appreciated stock of private companies or the underlying value of stock obtainable from the exercise of warrants from private companies. Both are expected to be an additional source of income in the future. The timing and amount of income from equities obtained from both warrants and venture capital funds are largely out of the Company's control, and will depend upon the equity markets and merger and acquisition activity.

Non-Interest Expense
--------------------

      For the three months ended September 30, 2000, non-interest expense was $7,521,000, representing a $91,000, or 1.22%, increase from $7,430,000 for the corresponding period of a year ago. The increase was primarily due to the increase of salaries and employee benefits. The $672,000, or 13.4%, increase of salaries and employee benefits is primarily the result of incentive compensation expense which increased $233,000 and deferred compensation expense which increased $203,000. The increase of salaries and employee benefits was offset by an $868,000 increase of net other real estate owned income. For both quarters this expense category reflected income because of net gains on the sale of OREO. For the quarter ended September 30, 2000 and 1999, net gains on sale of OREO were $1,477,000 and $1,582,000, respectively. However, for the quarter ended September 30, 1999, there was a $900,000 provision for write-down of OREO. For the quarter ended September 30, 2000, there was no provision for write-down.

     For the quarter ended September 30, 2000, and 1999, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, was 30.3% and 35.4%, respectively.

      For the nine months ended September 30, 2000, non-interest expense was $25,530,000 representing a $2,724,000, or 11.9% increase from the $22,806,000 reported for the corresponding period of a year ago. The net increase was primarily due to the increase in salaries and employee benefits which increased $2,415,000, or 16.7%. The reason for the increase is as noted above. In addition, other expense increased $461,000, or 8.80%. Included in other expense is legal fees and real estate investment expense which increased $190,000 and $185,000 respectively.

       Partially offsetting the above increase was the increase of net other real estate owned income, primarily the result of the 1999 provision for loss write-down of $900,000 as discussed above.

      For the nine months ended September 30, 2000, the Company's efficiency ratio declined to 31.9%, comparing favorably to 38.0% for the corresponding period of 1999. The decline of this ratio was due in large measure to the interest income recovery and trading account revenue as discussed above.




Provision for Income Taxes
--------------------------

      For the quarter ended September 30, 2000 and 1999, the
provision  for  income taxes was $6,234,000 and  $4,584,000, respectively, representing effective tax rates of 38.2%  and
38.0%

      For the nine months ended September 30, 2000 and 1999,
the   provision   for  income  taxes  was  $21,314,000   and
$12,719,000, representing effective tax rates of 38.7% and 37.6%, respectively.

      The above noted increases in the effective tax rates are primarily the result of higher pre-tax earnings and a relatively constant low income housing tax credit for the tax years ending December 31, 2000 and 1999.


FINANCIAL CONDITION
-------------------

     As of September 30, 2000, the total assets were $2,058.5 million, a $314.3 million increase, or 18.0%, from $1,744.2 million, as of December 31, 1999. The balance of total assets as of September 30, 2000 represents a record level.

     As of September 30, 2000, total deposits were $1,752.5 million, up $261.7 million, or 17.6%, from $1,490.8 million, as of December 31, 1999. Stockholders' equity was $177.1 million, up $44.1 million, or 33.2% from $133.0 million, as of December 31, 1999.


Loans and Leases
----------------

      As of September 30, 2000, total loans and leases were $953.3 million compared to $926.0 million as of December 31, 1999, representing a $27.3 million, or 3.0% growth. This also represented a record level for total loans and leases. The loan growth from year-end 1999 was mainly due to increases of $49.5 million in the commercial loan portfolio. This growth was primarily in the trade financing area which increased $35.2 million, reflecting a continuing growth in international trade and new customer relationships. Trade financing loans are made by the Bank's Corporate Lending and International Divisions which, in addition to granting loans to finance the import and export of goods between the United States and countries in the Pacific Rim, also provide letters of credit and other related services. The Bank does not make loans to foreign banks, foreign government or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis.

            Partially offsetting the commercial loan growth, was a $33.0 million decline of real estate construction loans. The decrease reflects the pay-off of the Sunrise Suites loan (balance of $30.9 million, as of December 31, 1999) and other pay-offs during the nine months ended September 30, 2000.

      The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding as of the dates indicated:



                                September 30, 2000       December 31, 1999
(In Thousands)                  Amount   Percentage     Amount   Percentage
---------------------------------------------------------------------------

Commercial                     $ 447,891   46.98%    $ 398,379   43.02%
Real Estate - Construction       162,148   17.01%      195,133   21.07%
Real Estate - Conventional       302,361   31.72%      295,614   31.93%
Installment                            5      N/A           11      N/A
Other Loans                       23,901    2.51%       20,238    2.19%
Leveraged Leases                  16,958    1.78%       16,582    1.79%
                               --------------------------------------------
Total                          $ 953,264  100.00%    $ 925,957  100.00%
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

      The  following table provides information with respect
to   the   Company's  past  due  loans,  non-accrual  loans,
restructured loans and other real estate owned, net, as of the dates indicated:




(IN THOUSANDS)                         September 30, 2000   December 31, 1999
-----------------------------------------------------------------------------
Loans 90 Days or More Past Due
 and Still Accruing                      $  4,039             $      -
Non-accrual Loans                          15,599               44,521
Total Past Due Loans                       19,638               44,521
Restructured Loans (on Accrual
 Status)                                    5,547                7,249
Total Non-performing and
 Restructured Loans                        23,710*              51,770
Other Real Estate Owned, Net                  663                8,170
-----------------------------------------------------------------------------
Total Non-performing Assets              $ 24,373             $ 59,940
-----------------------------------------------------------------------------

* Amount excludes $1,475 representing a credit included in both the categories of loans 90 days or more past due and still accruing and restructured loans.




     Total non-performing assets decreased to $24.4 million, as of September 30, 2000, from $59.9 million, as of December
31, 1999, representing a $35.5 million, or 59.3%, decrease.


Loans 90 Days or More Past Due and Still Accruing
-------------------------------------------------

     Three credits comprise the balance of loans 90 days past due and still accruing. There is not anticipated any loss of contractual principal or interest on any of these loans.


Non-Accrual Loans
-----------------

      As of September 30, 2000 non-accrual loans totaled $15.6 million, a decrease of $28.9 million from year-end 1999. The pay off of Sunrise Suites which had a balance of $30.9 million as of December 31, 1999, was primarily responsible for the reduction. A $5.8 million commercial loan was placed on non accrual during the quarter, resulting in the $3.0 million increase of non-accrual loans from June 30, 2000.

      In October, and not included in the financial results, a $1.4 million non-accrual loan was repaid in full, and a $0.5 million interest recovery will be recognized in the fourth quarter, 2000.

      The following table breaks out the Company's non-accrual loans by category as of the dates indicated:




------------------------------------------------------------------------
(IN THOUSANDS)                   September 30, 2000    December 31, 1999
------------------------------------------------------------------------

Commercial                        $ 14,187              $  8,567
Real Estate- Construction            1,374                35,694
Real Estate- Conventional               38                   221
Other Loans                              -                    39
------------------------------------------------------------------------
Total                             $ 15,599              $ 44,521
------------------------------------------------------------------------



      The following table analyzes the change in non-accrual loans during the nine months ended September 30, 2000:




-----------------------------------------------------
         Non-Accrual Loans (In Thousands)
-----------------------------------------------------
Balance, December 31, 1999                 $ 44,521
Add: Loans placed on non-accrual             14,951
Less: Charge-offs                              (802)
      Returned to accrual status             (2,013)
      Repayments                            (41,058)
      Transfer to OREO                            -
-----------------------------------------------------
Balance, September 30, 2000                $ 15,599
-----------------------------------------------------




Restructured Loans
------------------

      The balance of restructured loans as of September 30, 2000 was $5.5 million compared to $7.2 million as of December 31, 1999, representing a $1.7 million, or 23.6% decrease. The decline was primarily due to the pay-off in full of $1.2 million of restructured loans during the second quarter of 2000. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of September 30, 2000, two restructured loans totaling $168,000 were on non-accrual status and accordingly, were included in the balance of non-accrual loans. As of September 30, 2000, restructured loans excluding the two non-accrual loans consisted of seven loans compared to eleven loans as of December 31, 1999. Included in the balance of restructured loans is a $1,475,000 real estate credit which is also included in loans 90 days or more past due and still accruing. The weighted average yield of the restructured loans was 10.55% as of September 30, 2000.
      There are no commitments to lend additional funds on any of the restructured loans.


Other Real Estate Owned
-----------------------

      As of September 30, 2000, other real estate owned ("OREO"), net of valuation allowance of $1.2 million, totaled $0.7 million, representing a decrease of $7.5 million, or 91.9%, from the net balance of $8.2 million, net of valuation allowance of $3.0 million, as of December 31, 1999. During the third quarter ended September 30, 2000, an OREO property with a net carrying value of $6.1 million, on the books since the second quarter of 1999, was sold for $7.5 million. As of September 30, 2000 and December 31, 1999, OREO consisted of 6 properties and 12 properties, respectively.

      The outstanding OREO properties are all physically located in the Bank's market area. As of September 30, 2000, with the exception of a retail facility, all outstanding properties are represented by land. The Company intends to enter into a partnership to develop one of the land properties. There is no intent to develop the other properties.

     The following table sets forth OREO by property type as of the dates indicated:


----------------------------------------------------------------
                                  September 30,    December 31,
(In Thousands)                        2000            1999
----------------------------------------------------------------
Property Type
-------------

Single-Family Residential          $      -         $    395
Land                                  1,084            1,099
Retail Facilities                       803            1,141
Industrial Facilities                     -            8,550
                                   --------------------------
Less: Valuation Allowance            (1,224)          (3,015)
                                   --------------------------
Total                              $    663         $  8,170
                                   ==========================




Impaired Loans
--------------

      A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $17.5 million of outstanding impaired loans as of September 30, 2000, $2.0 million are included in the balance of restructured loans. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:



----------------------------------------------------------------------
(IN THOUSANDS)                        Sep. 30, 2000      Dec. 31, 1999
----------------------------------------------------------------------

Recorded Investment with Related
 Allowance                             $  13,542          $  42,881
Recorded Investment with no
 Related Allowance                         3,943              4,003
Total Recorded Investment                 17,485             46,884
Allowance for Impaired Loans               4,933              5,806
----------------------------------------------------------------------



      The $29.4 million decrease of the recorded investment of impaired loans is due to the pay-off of Sunrise Suites non-accrual loan as discussed above.

      The average balance of impaired loans before the allowance was $22.8 million for the nine months ended
September 30, 2000 and $46.5 million for the twelve months ended December 31, 1999.

      For the nine months ended September 30, 2000 and 1999, interest income recognized on impaired loans was $472,000 and $499,000, respectively. Of the amount of interest income recognized during the nine months ended September 30, 2000 and 1999, no interest was recognized under the cash basis method.

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


Allowance for Credit Losses
---------------------------

      As of September 30, 2000, the balance of the allowance for credit losses was $21.0 million, representing 2.20% of outstanding loans and leases. This compares to an allowance for credit losses of $19.8 million as of December 31, 1999, representing 2.14% of outstanding loans and leases.

      The table below summarizes the activity in the total allowance for credit losses (which amount includes the specific allowance on impaired loans) for the nine-month periods ended as indicated:


---------------------------------------------------------------------------
(IN THOUSANDS)                      September 30, 2000   September 30, 1999
---------------------------------------------------------------------------

Balance, Beginning  of Period        $  19,808            $  19,381
Provision (Benefit) for Credit
 Losses                                   (500)               3,500
Charge-offs                             (1,008)              (5,684)
Recoveries                               2,718                2,348
Net Recoveries (Charge-offs)             1,710               (3,336)
Balance, End of Period               $  21,018            $  19,545
---------------------------------------------------------------------------



      As of September 30, 2000, the allowance represents 88.6% and 135% of non-performing and restructured loans and of non-accrual loans, respectively. As of December 31, 1999, the allowance represented 38.3% and 44.5% of non-performing and restructured loans and of non-accrual loans, respectively.

     The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of September 30, 2000. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

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

      Management  believes  that the  allowance  for  credit
losses  approximates  the probable but unconfirmed  incurred
losses  existing  in  the  Bank's  loan  portfolio,  as   of
September 30, 2000.


Securities
----------

      The Company classifies its securities as held to maturity, trading or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

      Common shares of companies held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Warrants that have a readily determinable fair value are categorized as available for sale securities and marked to market through other comprehensive income.

     Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with unrealized gains or losses reported in other comprehensive income.

      As of September 30, 2000, the Company recorded net unrealized holding gains of $5,647,000 on its available-for-sale portfolio. Accumulated other comprehensive income has been increased by $3,273,000 representing the net unrealized holding gain, net of tax.

      The net unrealized holding gains of $5,647,000 is attributed to the valuation of warrants included in securities available for sale which had a fair value of $17.5 million in excess of the cost. Excluding the warrant, as of September 30, 2000 net unrealized losses before taxes was $11.8 million.

      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at September
30, 2000 and December 31, 1999 were as follows:




                                               Gross        Gross
(In Thousands)                     Amortized   Unrealized   Unrealized  Fair
September 30, 2000                 Cost        Gains        Losses      Value
----------------------------------------------------------------------------------

Securities Held to Maturity
 U.S. Government Agencies          $   1,097   $      -     $     (61)  $   1,036
                                   -----------------------------------------------
Total                              $   1,097   $      -     $     (61)  $   1,036
                                   ==============================================

Securities Available for Sale
 U.S. Government Agencies          $  20,847   $      -     $     (38)  $  20,809
 Mortgage Backed Securities          168,429          -        (3,367)    165,062
 Commercial Mortgage Backed
  Securities                          70,417        791             -      71,208
 Corporate Notes                      93,768          -        (3,757)     90,011
 Collateralized Mortgage
  Obligations                        175,500          -        (2,989)    172,511
 Asset Backed Securities             317,010          -        (2,485)    314,525
 Other Securities                      3,273     17,492             -      20,765
                                   -----------------------------------------------
Total                              $ 849,244   $ 18,283     $ (12,636)  $ 854,891
                                   ==============================================


Trading Account Securities
 Equity Issues                     $       -   $      -     $       -   $     253
                                   -----------------------------------------------
                                   $       -   $      -     $       -   $     253
                                   ==============================================





                                               Gross        Gross
(In Thousands)                     Amortized   Unrealized   Unrealized  Fair
December 31, 1999                  Cost        Gains        Losses      Value
----------------------------------------------------------------------------------

Securities Held to Maturity
 U.S. Government Agencies          $   1,294   $      -     $     (59)  $   1,235
 Collateralized Mortgage
  Obligations                              6          -             -           6
                                   -----------------------------------------------
Total                              $   1,300   $      -     $     (59)  $   1,241
                                   ==============================================

Securities Available for Sale

 U.S. Government Agencies          $  21,591   $      -     $    (217)  $  21,374
 Mortgage Backed Securities          176,217          -        (5,446)    170,771
 Commercial Mortgage Backed
  Securities                          30,585          -          (307)     30,278
 Corporate Notes                      59,319          -          (748)     58,571
 Collateralized Mortgage
  Obligations                        163,323          -        (4,412)    158,911
 Asset Backed Securities             240,155          -        (3,153)    237,002
 Other Securities                      6,110          -             -       6,110
                                   -----------------------------------------------
Total                              $ 697,300   $      -     $ (14,283)  $ 683,017
                                   ==============================================


Trading Account Securities
 Equity Issues                     $       -   $      -     $       -   $   1,114
                                   -----------------------------------------------
                                   $       -   $      -     $       -   $   1,114
                                   ==============================================




      During the nine months ended September 30, 2000 there were sales of securities from the available for sale portfolio wherein proceeds of $6.8 million were received and a pre-tax loss of $104,000 incurred. There were no sales of securities available for sale during the nine months ended September 30, 1999. There were no sales of securities held to maturity during the nine months ended September 30, 2000 and 1999.

      In the fourth quarter, the market price of a corporate debt issue declined. As of November 7, 2000 there was an unrealized loss of $5.4 million. As of September 30, 2000 $15 million of bonds was included in the available-for-sale portfolio with a mark to market loss of a $4.0 million included in other comprehensive income.

Other Investments
-----------------

      As of September 30, 2000, other investments totaled $15.5 million. Included in the balance is $7.5 million of investments in various venture capital funds which in turn invest in technology companies. As of September 30, 2000 undisbursed commitments to invest in these various funds totaled $8.6 million. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $7.6 million as of September 30, 2000. AFT owns a number of aircraft which it leases to different lessees in various countries. All these partnership interests are accounted for by the equity method. Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate.

Deposits
--------

      The Company's deposits totaled $1,752.5 million as of September 30, 2000, representing an $261.7 million, or 17.6%, increase from total deposits of $1,490.8 million as of December 31, 1999. The growth for the nine months ended September 30, 2000, was primarily due to increases in interest bearing demand, which grew $153.3 million, or 47.4%. As previously noted, a substantial portion of the growth of interest bearing demand was the result of deposits from technology companies and venture capital funds in northern California. Time certificates deposit of $100,000 or more reflected an increase of $105.7 million, or 14.8%, and reflects the competitive rate offering for these deposits. The growth of the above mentioned deposit categories was partially offset by a $12.7 million and $10.0 million decline of other time deposits and savings, respectively.

      As of September 30, 2000 and December 31, 1999, there were no brokered deposits outstanding. The Company believes that the majority of its deposit customers has strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, historically, the depositors have generally renewed their deposits upon maturity. Accordingly, the Company believes its deposit source to be stable.

      The maturity schedule of time certificates of deposit of $100,000 or more, as of September 30, 2000, is as follows:




---------------------------------------------------
(IN THOUSANDS)
---------------------------------------------------

3 Months or Less                          $ 481,709
Over 3 Months Through 6 Months              194,529
Over 6 Months Through 12 Months             122,134
Over 12 Months                               19,686
---------------------------------------------------
Total                                     $ 818,058
---------------------------------------------------




Other Borrowings
----------------

      As of September 30, 2000, the Company has two sources of outstanding borrowings.

      Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

      The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $50.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line equal to 25 percent of its assets. The following describes the four outstanding advances as of September 30, 2000:



------------------------------------------------------------------
Maturity                Amount              Fixed Rate of Interest
                    (In Thousands)
------------------------------------------------------------------

Nov.  1, 2000         $ 25,000                      4.53%
Jan. 31, 2001           10,000                      5.19%
Apr. 30, 2001           10,000                      4.92%
July 15, 2002            5,000                      5.61%
------------------------------------------------------------------


     The total outstanding of $50 million of advances as of September 30, 2000 has a composite fixed rate of interest of 4.85%.



Forward Sales-Equity Securities
-------------------------------

      As of September 30, 2000, there were no forward sales contracts outstanding.


Capital Resources
-----------------

      As of September 30, 2000, stockholders' equity totaled
$177.1 million, an increase of $44.1 million, or 33.1%, from $133.0 million as of December 31, 1999.

     An analysis of the change in stockholders' equity is as follows:



------------------------------------------------------------------
Stockholders' Equity                                     Amount
------------------------------------------------------------------
(In Thousands)
--------------

Balance as of December 31, 1999                        $ 133,038
Repurchase of Stock                                       (3,473)
Net Income                                                33,797
Cash Dividends                                            (3,349)
Change in Securities Valuation, Net of Tax                11,550
Stock Issuance (Includes $1,571 cost of shares
 held in Trust for Deferred Compensation)                  4,747
Tax Benefits related to Exercise of Stock Options            795
------------------------------------------------------------------
Balance as of September 30, 2000                       $ 177,105
------------------------------------------------------------------




     As indicated above, the change in securities valuation, net of tax, of $11.6 million was due to the warrant, carried at fair value as of September 30, 2000.

     Capital ratios for the Company and for the Bank were as follows as of the dates indicated:



----------------------------------------------------------------------------
                                Well-Capitalized    Sept. 30,   December 31,
                                    Standards         2000         1999
----------------------------------------------------------------------------

GBC Bancorp
Tier 1 Leverage Ratio                 5%             8.78%        8.06%
Tier 1 Risk-Based Capital Ratio       6%             9.60%        9.07%
Total Risk-Based Capital Ratio       10%            13.36%       12.83%

General Bank
Tier 1 Leverage Ratio                 5%             9.92%        9.58%
Tier 1 Risk-Based Capital Ratio       6%            10.93%       10.82%
Total Risk-Based Capital Ratio       10%            12.10%       12.07%
----------------------------------------------------------------------------




     For the nine months ended September 30, 2000, the ratio of the Company's average stockholders' equity to average assets was 7.81%. For the year ended December 31, 1999, this ratio was 8.57%.


GBC Bancorp Executive Obligation Trust (the "Trust")
----------------------------------------------------

      In the first quarter, 2000, the Company entered into a trust agreement providing for the trust with Union Bank of California as trustee. The purpose of the Trust was to resolve accounting and administrative issues relating to the deferred compensation payable to the Company's Chairman and CEO pursuant to his employment agreement with the Company (the "Agreement"). In the month of March, 71,007 shares of Company stock were issued and transferred to the Trust representing the earned deferred compensation payable in connection with the stock retention program set forth in the Agreement.

      In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of retained earnings. As of September 30, 2000 this amount was $1,571,000 representing the cost of the 71,007 shares held in the Trust.


Liquidity
---------

      Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $870.7 million, or 42.3% of total assets, as of September 30, 2000, compared to $504.5 million, or 28.9% of total assets, as of December 31, 1999.

      To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit currently equal to 25 percent of assets with terms up to 360 months. As of September 30, 2000, the Company has $50 million outstanding under this financing facility representing 2.43% of total assets. Management believes its liquidity sources to be stable and adequate.

      As of September 30, 2000, total loans and leases represented 54.4% of total deposits. This compares to 57.8% and 62.1% as of June 30, 2000 and December 31, 1999, respectively.

      The liquidity of the parent company, GBC Bancorp ("GBC"), is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, (the "Bank") subject to the limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2000, the Bank declared cash dividends of $6.9 million to GBC Bancorp.


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

      As of September 30, 2000, there was a cumulative one-year negative "gap" of $672.8 million, compared to a one-year negative gap of $591.4 million as of December 31, 1999.

      The following table indicates the Company's interest rate sensitivity position as of September 30, 2000, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:




                                                             Interest Sensitivity Period
                                   -------------------------------------------------------------------------------------
                                   0 to 90     91 to 365     Over 1 Year      Over      Non-Interest
(In Thousands)                       Days        Days        to 5 Years     5 Years     Earning/Bearing     Total
------------------------------------------------------------------------------------------------------------------------


Earning Assets:
Securities Available for Sale      $    9,239   $        -    $ 149,878    $  678,282   $  17,492           $  854,891
Securities Held to Maturity                 -            -        1,097             -           -                1,097
Trading Account Securities                  -            -            -             -         253                  253
Federal Funds Sold &
 Securities Purchased Under
 Agreement to Resell                  176,500            -            -             -           -              176,500
Loans and Leases (1)(2)               687,491       23,542      112,724       113,908           -              937,665
Non-Earning Assets (2)                      -            -            -             -      88,125               88,125
                                   -------------------------------------------------------------------------------------
Total Earning Assets               $  873,230   $   23,542    $ 263,699    $  792,190   $ 105,870           $2,058,531
                                   =====================================================================================

Source of Funds for Assets:

Deposits:
 Demand - N/B                      $        -   $        -    $       -    $        -   $ 200,183           $  200,183
 Interest Bearing Demand              476,714            -            -             -           -              476,714
 Savings                               68,010            -            -             -           -               68,010
 TCD'S Under $100,000                  84,627       96,851        8,029             -           -              189,507
 TCD'S $100,000 and Over              481,708      316,663       19,687             -           -              818,058
                                   -------------------------------------------------------------------------------------
Total Deposits                     $1,111,059   $  413,514    $  27,716    $        -   $ 200,183           $1,752,472
                                   =====================================================================================

Borrowings from the Federal
 Home Loan Bank                    $   25,000   $   20,000    $   5,000    $        -   $       -           $   50,000
Subordinated Debt                           -            -            -        39,105           -               39,105
Other Liabilities                           -            -            -             -      39,849               39,849
Stockholders' Equity                        -            -            -             -     177,105              177,105
                                   -------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity              $1,136,059   $  433,514    $  32,716    $   39,105   $ 417,137           $2,058,531
                                   =====================================================================================


Interest Sensitivity Gap           $ (262,829)  $ (409,972)   $ 230,983    $  753,085   $(311,267)
Cumulative Interest
 Sensitivity Gap                   $ (262,829)  $ (672,801)   $(441,818)   $  311,267   $       -

Gap Ratio (% of Total
 Assets)                                -12.8%       -19.9%        11.2%         36.6%      -15.1%
Cumulative Gap Ratio                    -12.8%       -32.7%       -21.5%         15.1%        0.0%


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

      Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of September 30, 2000:




                                                        Interest Sensitivity Period
                                   -------------------------------------------------------------------
                                   0 to 90     91 to 365     Over 1 Year      Over
(In Thousands)                       Days        Days        to 5 Years     5 Years       Total
------------------------------------------------------------------------------------------------------


Interest-sensitive Assets:
Securities Available for Sale      $  36,383   $  80,941     $ 584,607      $ 135,468     $   837,399
Securities Held to Maturity            1,097           -             -              -           1,097
Federal Funds Sold &
 Securities Purchased Under
 Agreements to Resell                176,500           -             -              -         176,500
Loans and Leases (1)                 687,491      23,542       112,724        113,908         937,665
                                   -------------------------------------------------------------------
Total Interest-earning Assets      $ 901,471   $ 104,483     $ 697,331      $ 249,376     $ 1,952,661
                                   ==================================================================

Interest-sensitive Liabilities:
Deposits:
 Interest Bearing Demand           $  16,256   $  48,771     $ 316,972      $  94,715     $   476,714
 Savings                               2,267       6,801        45,340         13,602          68,010
 Time Deposit of Certificates        566,335     413,514        27,716              -       1,007,565
                                   -------------------------------------------------------------------
Total Deposits                     $ 584,858   $ 469,086     $ 390,028      $ 108,317     $ 1,552,289
                                   ==================================================================

Federal Funds Purchased
 & Securities Sold Under
 Repurchsed Agreements             $       -   $       -     $       -      $       -     $         -
Borrowing from FHLB                   25,000      20,000         5,000              -          50,000
Subordinated Debt                          -           -             -         39,105          39,105
                                   -------------------------------------------------------------------
Total Interest-sensitive
 Liabilities                       $ 609,858   $ 489,086     $ 395,028      $ 147,422     $ 1,641,394
                                   ==================================================================


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

      The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital, respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2000:





                            Net Interest             Market Value of
Change in Interest       Income Volatility      Portfolio Equity Volatility
Rates (Basis Points)   September 30, 2000 (1)     September 30, 2000 (2)
----------------------------------------------------------------------------

      +200            -2.08%             -10.65%
      +100            -1.06%              -5.46%
      -100            -1.23%              +5.12%
      -200            -3.66%              +8.41%

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


Recent Accounting Developments
------------------------------

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments (i.e., interest rate swaps), including some derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In July 1999, the FASB issued Statement No. 137, " Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133- an amendment of FASB Statement No. 133." This statement has delayed the effective date of Statement No. 133 for one year. This new standard is effective for the first quarter in 2001 and is not to be applied retroactively to financial statements of prior periods. If FASB Statement No. 133 were implemented on October 1,2000, the fair value of the warrant whose lock up expires on April 3, 2001 might be recognized.

      In June 2000, the Financial Accounting Standards Board issued Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities". FASB No. 138 amends the accounting and reporting standards of FASB No. 133 for certain derivative instruments and certain hedging activities. FASB No. 138 would be adopted concurrently with implementation of FASB No. 133.

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


Item 2.  CHANGES IN SECURITIES
------------------------------

      There have been no changes in the securities of the Registrant during the quarter ended September 30, 2000.


Item 3.  DEFAULT UPON SENIOR SECURITIES
---------------------------------------

     This item is not applicable.

Item  4.   SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITIES
------------------------------------------------------------
HOLDERS
-------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.


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



                                 GBC Bancorp
                                 (Registrant)

                                   Li-Pei Wu
Dated: __________________     s/ ______________________
                                 Li-Pei Wu, Chairman and
                                 Chief Executive Officer


                                   Peter Lowe
Dated: ___________________    s/ _______________________
                                 Peter Lowe, Executive
                                 Vice President and
                                 Chief Financial Officer