Form 10-K
period 2000-12-31
GBC BANCORP
filed 2001-03-29
CIK 351710

               FORM 10-K. - ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended            December 31, 2000
                              -----------------------------------------------
                                       or
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ___________________________
     Commission file Number                       0-16213
                           -----------------------------------------------------
                                  GBC Bancorp
     ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            California                                         95-3586596
---------------------------------------------     ------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

           800 West Sixth Street,      Los Angeles,      CA        90017
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)
Registrant's telephone number, including area code            (213) 972 - 4172
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                           Name of each exchange on
                                                            which registered

---------------------------------------------     ------------------------------
---------------------------------------------     ------------------------------

               Securities pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
--------------------------------------------------------------------------------
                               (Title of class)

--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                [ X ] Yes       [ ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). $274,405,527
     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
             11,944,262 shares outstanding as of February 28, 2001.

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

Documents Incorporated by Reference             Part of Form 10-K Into Which Incorporated
-----------------------------------             -----------------------------------------
2000 Annual Report to Shareholders              Part II Items 6,7 and 8 and Part IV

Definitive Proxy Statement for the
Annual Meeting of Shareholders
Filed within 120 days of the fiscal
Year ended December 31, 2000                    Part III

                          Exhibit Index on Pages 33-35

                                   FORM 10-K
                                   ---------

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                  -------------------------------------------

                                                               Page in          Incorporation
PART I                                                           10-K            by Reference
                                                                 ----            ------------
   Item 1.   Business.................................             4
               General................................             4
               Lending Activities.....................             5
               Competition............................             5
               Subsidiaries...........................             6
               Supervision and Regulation.............             7
               Employees..............................            23
   Item 2.   Properties...............................            23
   Item 3.   Legal Proceedings........................            24
   Item 4.   Submission of Matters to a Vote of
             Security Holders.........................            24
Executive Officers of the Registrant..................            24

PART II

   Item 5.   Market for Registrant's Common Equity
             and Related Security Holder Matters......            27
   Item 6.   Selected Financial Data..................            28          2000 Annual Report
   Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations...............................            28          2000 Annual Report
   Item 8.   Financial Statements and Supplementary
             Data.....................................            28          2000 Annual Report
   Item 9.   Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure...............................            28

PART III

   Item 10.  Directors and Executive Officers of the
             Registrant...............................            29         2001 Proxy Statement
   Item 11.  Executive Compensation...................            29         2001 Proxy Statement
   Item 12.  Security Ownership of Certain Beneficial
             Owners and Management....................            29         2001 Proxy Statement

   Item 13.  Certain Relationships and Related
             Transactions.............................   29      2001 Proxy Statement

PART IV

   Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..................   30      2000 Annual Report

SIGNATURES............................................   31
EXHIBIT INDEX.........................................   33

PART I
------

Forward-Looking Statements

     Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "should," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors reference herein. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


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

     The Bank has conducted the business of a commercial bank since it commenced operations. The Bank is a community bank that serves individuals and small to medium-sized businesses through seventeen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas of California, a branch office in the state of Washington and a loan production office located in the state of New York. The Bank has an operations center in Rosemead and has branches located in downtown Los Angeles, Monterey Park, Torrance, Artesia, Alhambra, City of Industry, Irvine, San Diego, Arcadia, Diamond Bar, Northridge, Orange, Huntington Beach, Cupertino, Millbrae, Fremont and San Jose.

     Loan production offices are established primarily to develop loans on behalf of the Bank and to act as the liaison between customers and the Bank in coordinating other banking services.

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

     The Bank maintains an International Banking Division which facilitates international trade by providing financing, letter of credit services and collections, as well as other international trade-related banking services. The Bank does not make loans to foreign banks, foreign governments or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis.

     The Bank maintains an SBA lending division to provide loans for small to medium-sized businesses under the Small Business Administration 7-A guarantee program. Loans range from $50,000 to $1,000,000 with maturities from 7 to 25 years. As of December 31, 2000, the Bank's SBA servicing portfolio was approximately $26 million.


Competition
-----------

     The Bank actively competes for deposits and loans with other banks and financial institutions located in its service area. Interest rates, customer service and legal lending limits are the principal competitive factors and increasing deregulation of financial institutions has expanded competition. In order to compete with other financial institutions in its service area, the Bank relies principally upon providing quality service to its customers, personal contact by its officers, directors and employees, and local promotional activity. Competitors presently include banks serving the Asian population in Southern and Northern California, as well as major banks with extensive branch systems operating over a wide geographic area. Many of the banks have greater financial resources and facilities than the Bank and many offer certain services, such as trust services, not currently offered by the Bank.

Subsidiaries
------------


Bank Subsidiaries
-----------------

     GBC Investment & Consulting Company, Inc., a wholly-owned subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis. An office was established in Taipei, Taiwan to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries. As of and for the year ended December 31, 2000, GBC Investment & Consulting Company, Inc. reported total assets of $20,000, and a net loss of $74,000.

     GBC Leasing Company, Inc. is the Bank's leasing subsidiary. The Bank owns 90% of the voting stock of this company which was formed to acquire various assets, such as equipment on lease, promissory notes and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property, described in Section 351 of the Internal Revenue Code of 1986, as amended. As of and for the year ended December 31, 2000, GBC Leasing Company, Inc. reported total assets of $544,000, and a net loss of $66,000.

     GBC Insurance Services, Inc. is a wholly-owned subsidiary of the Bank and operates exclusively as a full service insurance agent/broker to provide additional financial service to the Bank's customers. In August, 1997, the business of GBC Insurance Services, Inc. was transferred to a division of General Bank. Accordingly, the insurance subsidiary is in an inactive status.

     GBC Real Estate Investments, Inc. is a wholly owned subsidiary of the Bank established in July, 2000. The purpose of this subsidiary is to engage in real estate investment activities, which will include equity interests in limited partnerships and limited liability companies that own or invest in commercial real estate development properties. To date, there have been no transactions involving this subsidiary.


Holding Company Subsidiaries
----------------------------

     In addition to its wholly-owned bank subsidiary, the Company owns all of the outstanding stock of GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold stock warrants received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions. As of, and for the year ended, December 31, 2000, GBC Venture Capital, Inc., reported total assets of $32.9 million and net income of $6,910,000. The net income was primarily the result of trading revenue resulting from the receipt of securities from venture capital funds in which the subsidiary invests and from the exercise of warrants. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology banking relationships. The receipt of the warrants does not change the terms of the loans provided high technology customers.


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

     In November of 1999, the Gramm-Leach-Bliley Financial Modernization Act (the "Act") was signed into law and became effective on March 11, 2000. Effective April 10, 2000, the Company is a Financial Holding Company under the provisions of this law. The Act repeals the prohibitions among banks, securities firms and insurance companies by rescinding provisions of the Glass-Steagall Act and the Bank Holding Company Act. Activities permitted by the Act are those that are financial in nature or incidental to financial activities. The Act identifies the following activities as financial in nature: lending; insurance activities, including underwriting, agency and brokerage; providing financial investment advisory services; underwriting in, and acting as a broker or dealer in securities; merchant banking; and insurance company portfolio investment. It is not yet known in which, if any, of these financial activities the Company will engage.

     The Company, as a bank holding company, is subject to regulation under the BHC Act, and is registered with and subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to obtain the prior approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of such bank. The BHC Act prohibits the Company from acquiring any voting shares of, interest in, or all, or substantially all, of the assets of a bank located outside the state of California unless the laws of such state specifically authorize such acquisition.

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

     In addition, bank subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealing with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issue a guarantee, acceptance or letter of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on a per affiliate basis, or 20 percent of such subsidiary's capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a low-quality asset, as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

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

     In the second quarter of 1999, the Board of Directors authorized a Dutch Auction self-tender offer for up to 2 million shares of the Company's common stock. The Dutch Auction was completed in the third quarter of 1999 at a total cost of $ 29.6 million for the repurchase of 1.3 million shares.

     In the fourth quarter of 1999, the Board of Directors approved the purchase of up to $10 million of the Company's common stock from time to time in open market transactions. As of February 28, 2001, 169,100 shares have been repurchased at a cost of $3.7 million.

     In February, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of GBC Bancorp stock. This program is in addition to the program authorized by the Board in the fourth quarter of 1999, as described above.

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


Federal Deposit Insurance Corporation Improvement Act of  1991 ("FDICIA")
-------------------------------------------------------------------------

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

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions, and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5 percent of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

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


     The regulatory Capital Guidelines and the actual regulatory capitalization of the Company and the Bank as of December 31, 2000 follow:

                                                                             Minimum               Well
                           GBC Bancorp              General Bank            Regulatory          Capitalized
(In Thousands)         Amount        Ratio      Amount        Ratio        Requirements        Requirements
------------------------------------------------------------------------------------------------------------
Tier 1                 $177,876      10.23%     $190,227      11.13%            4%                   6%
Total                  $239,088      13.75%     $209,652      12.26%            8%                  10%
Leverage Ratio         $177,876       8.96%     $190,227       9.63%            4%                   5%

     As of December 31, 2000, both the Company and the Bank are considered well capitalized.


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

     Appraisals for "real estate - related financial transactions" must be conducted by either state-certified or state-licensed appraisers for transactions in excess of certain amounts. State-certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state-licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the federal banking agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing of real property, and the use of real property or interests in real property for a loan or investment, including mortgage backed securities.

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

     The FDIC has implemented a final risk-based assessment system, as required by FDICIA, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF's members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were
0.023 percent of deposits. In September 1995, the FDIC lowered assessments from their rates ranging from $0.23 to $0.31 per $100 of insured deposits to rates ranging from $0.04 to $0.31, depending on the condition of the bank, as a result of the recapitalization of BIF. In November of the same year, the FDIC voted to reduce its premiums for well capitalized banks to zero, effective January 1, 1996. Other banks will be charged risk-based premiums up to $0.27 per $100 of deposits. The Bank, being considered well capitalized, made no payments as FDIC insurance premium for the year ended December 31, 2000.

     The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980s and early 1990s. The new law required savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. In 2000, the cost to the Bank was 2.1 cents per $100 of deposits. The new law requires the Treasury Department to deliver to Congress comments and recommendations on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Bank cannot currently be accurately predicted.

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


Interstate Banking and Branching
--------------------------------

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") mandates that, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10 percent of the total amount of deposits of insured depository institutions in the United States or (b) 30 percent or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

Other Regulations and Policies
------------------------------

     Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations of the nature and amount of loans which may be made, and restrictions on payment of dividends. The Commissioner approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.

     Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, the California legislature, and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or the Company and the Bank in particular would be affected.

Employees
---------

     As of December 31, 2000, the Bank had approximately 350 full-time equivalent employees. None of the employees are represented by labor unions. Benefit programs are available to eligible employees and include, group medical-dental plans, paid sick leave, paid vacation, and a 401(k) plan.


Item 2  Properties

     GBC Bancorp shares common quarters with General Bank at 800 West 6th Street, Los Angeles, California 90017. The Bank leases approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 2000, the monthly base rent for the facility is $45,593 and is payable to the lessor, Capital & Counties, USA, Inc. The monthly base rent is subject to change on specified dates during the 15-year initial lease term pursuant to the lease agreement.

     As of December 31, 2000, the Bank operated full-service branches at seventeen leased locations (including the 800 West 6th street, Los Angeles location which houses the downtown branch of the Bank) and one location where it owns the building and land. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space. The net book value of the two owned facilities (building and land) as of December 31, 2000, was $ 2,170,000. Expiration dates of the Bank's leases range from March, 2001 to June, 2010. As of December 31, 2000, the Bank has seventeen full-service branches located in California (thirteen of which are in the Southern California area) and one full-service branch located in the state of Washington.


Item 3  Legal Proceedings

     In the normal course of business, the Company is subject to pending and threatened legal actions. On March 2, 2001, the Company announced that General Bank had received a tentative verbal ruling against it in commercial litigation case for $2 million plus interest of approximately $0.4 million. The Company has recorded the financial impact of this tentative ruling in the financial statements for the year ended December 31, 2000. Management considers that after reviewing pending actions with counsel, the outcome of such actions, excluding the above, will not have a material adverse effect on the financial condition or the results of operations of the Company.


Item 4  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 2000, no matters were submitted to a vote of the Company's security holders.


Executive Officers of the Registrant
------------------------------------

     There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers of the Company and the Bank, and their business experience during the prior five years:

                       Age at
                       December
       Name            31, 2000                  Position/Background
       ----            --------                  -------------------

Li-Pei Wu..........       66             From May 1982 to December 2000, Chief
                                         Executive Officer and from June 1984 to
                                         present, also Chairman of the Board of
                                         Bancorp and General Bank. President of
                                         Bancorp and General Bank from May 1982
                                         to March 1998.

Peter Wu...........       52             From 1979 to March 1998, Executive Vice
                                         President and from January 1995 to
                                         December 2000, also Chief Operating
                                         Officer, of General Bank; from 1981 to
                                         March 1998, Executive Vice President of
                                         Bancorp; Secretary of Bancorp and
                                         General Bank from 1979 to

                                         January, 2001; President and Chief
                                         Operating Officer of Bancorp and
                                         General Bank from March 1998 to
                                         December 2000; President and Chief
                                         Executive Officer of Bancorp and
                                         General Bank since January, 2001.

John Getzelman.....       58             Executive Vice President of the Company
                                         and General Bank since January, 2001.
                                         Prior thereto President and Chief
                                         Executive Officer of Southern Pacific
                                         Bank from 1998 to 2000; prior thereto,
                                         President and Chief Executive Officer
                                         of Community Bank from 1992 to 1998.

Peter Lowe.........       59             Executive Vice President and Chief
                                         Financial Officer of the Company and
                                         General Bank since 1994.

Domenic Massei.....       56             Executive Vice President of the Bank
                                         since February 1999, Senior Vice
                                         President of Operations Administration
                                         of the Bank from 1989 to February 1999.

Eddie Chang........       45             Senior Vice President and Manager of
                                         the Real Estate Department since
                                         January 1996. From July 1995 to January
                                         1996 Manager of the Real Estate
                                         Department. From July 1994 to July 1995
                                         self-employed. From 1992 to July 1994,
                                         Senior Vice President and Manager of
                                         the Real Estate Department.

Gloria Chen........       58             Senior Vice President and Relationship
                                         Manager in the Corporate Lending
                                         Department since May 1997; prior
                                         thereto, Senior Vice President and
                                         Manager of the International Department
                                         at Preferred Bank from 1992 to 1997.

Ming Lin Chen......       40             Senior Vice President and Manager of
                                         International Banking Department since
                                         July 1998. Since January 2001,
                                         Secretary of Bancorp and General Bank.
                                         From February 1997 to June 1998,
                                         Manager of SBA Loan Department and
                                         Residential Mortgage Department. Prior
                                         thereto, Marketing Director of the Bank
                                         since 1991.

Sue Lai............       48             Senior Vice President of the Corporate
                                         Lending Department since April 1997.
                                         Manager of the Corporate Lending
                                         Department since 1994. In various
                                         capacities with the Bank since 1991.

Johnny Lee.........       38             Senior Vice President and Regional
                                         Manager of the Northern California
                                         Region since April 1997. In various
                                         positions with the Bank since 1990.

Gerard Lob.........       53             Senior Vice President and Manager of
                                         the New York loan production office
                                         since December 1997. Manager of Trade
                                         Finance at Standard Chartered Bank from
                                         1991 to 1997.

Richard Voake......       60             Senior Vice President and Credit
                                         Administrator of the Bank since 1994.

Carl Maier.........       60             Vice President and Controller of the
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

     The market makers for GBC Bancorp are: Hoefer & Arnett; Keefe, Bruyette & Woods, Inc.; CIBC World Markets; Pacific Crest; and Wedbush Morgan Securities.

     The high and low last sale or bid prices for each quarter of the years 2000 and 1999, as reported by the NASDAQ, are as follows:

                      First           Second            Third          Fourth
2000:                Quarter          Quarter          Quarter         Quarter
-----                -------          -------          -------         -------
     High            $28.25           $29.50           $38.94          $38.50
     Low             $18.25           $21.38           $28.63          $29.00

                      First           Second            Third          Fourth
1999:                Quarter          Quarter          Quarter         Quarter
-----                -------          -------          -------         -------
     High            $25.88           $20.63           $22.00          $21.25
     Low             $12.88           $14.94           $18.75          $17.81



Holders
-------

     As of February 28, 2001, there were 211 holders of record of the Company's common stock according to the records of the Company's transfer agent.

Dividend
--------

     Cash dividends per share were declared during the most recent two years as per the following table:

                  First         Second        Third         Fourth      Annual
                 Quarter       Quarter       Quarter       Quarter       Total
                 -------       -------       -------       -------       -----
    2000         $ 0.09        $ 0.10         $0.10         $0.10        $0.39
    1999         $0.075        $0.075         $0.09         $0.09        $0.33

     The Company's subsidiary, General Bank, is limited in the payment of dividends by the Financial Code of the State of California which provides that dividends in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 2000, approximately $51.5 million of undivided profits of the Bank is available for dividends to the Company, subject to the subordinated debt covenant restrictions.

Item 6  Selected Financial Data

     The selected financial data on page 35 of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference.


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations on pages 12 through 34 of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference.


Item 8  Financial Statements and Supplementary Data

     The consolidated financial statements of GBC Bancorp and its subsidiaries, together with the report thereon of Deloitte & Touche LLP, on pages 36 through 64 of the Company's 2000 Annual Report to Shareholders, are hereby incorporated by reference.


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

                                   PART III
                                   --------


Item 10 Directors and Executive Officers of the Registrant


Directors of the Registrant
---------------------------

     The information relating to directors of the Company under the caption "Election of Directors" appearing on page 5 of the Company's Definitive Proxy Statement, dated March 20, 2001, relating to the annual meeting of shareholders to be held on April 19, 2001, is hereby incorporated by reference.

Compliance with Section 16 (a) of the Exchange Act
--------------------------------------------------

     The information relating to the delinquent filers of Section 16 (a) reports described under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" appearing on page 16 of the Company's Definitive Proxy Statement dated March 20, 2001, for the annual meeting of shareholders to be held on April 19, 2001, is hereby incorporated by reference.

Item 11  Executive Compensation

     The information regarding executive compensation under the caption "Executive Compensation" appearing on pages 8 through 16 of the Company's Definitive Proxy Statement dated March 20, 2001, for the annual meeting of shareholders to be held on April 19, 2001, is hereby incorporated by reference.


Item 12  Security Ownership of Certain Beneficial Owners and Management

     The information regarding the security ownership of certain beneficial owners and management under the caption "Shareholdings of Certain Beneficial Owners and Management" appearing on pages 2 through 4 of the Company's Definitive Proxy Statement, dated March 20, 2001, for the annual meeting of shareholders to be held on April 19, 2001, is hereby incorporated by reference.


Item 13  Certain Relationships and Related Transactions

     The information regarding certain relationships and related transactions under the caption "Certain Transactions" appearing on page 19 of the Company's Definitive Proxy Statement dated March 20, 2001, for the annual meeting of shareholders to be held on April 19, 2001, is hereby incorporated by reference.

                                    PART IV
                                    -------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules

                                                             Page in Annual Report
                                                               to   Shareholders
                                                            -----------------------
GBC Bancorp and subsidiaries:

Independent Auditors' Report..............................          Page 64

Consolidated Balance Sheets as of December 31, 2000 and
1999......................................................          Page 36

Consolidated Statements of Income for the Years Ended
December 31, 2000, 1999 and 1998..........................          Page 37

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2000, 1999 and
1998......................................................          Page 38

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998..........................          Page 39


Notes to Consolidated Financial Statements................        Pages 40-63

     All other financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

(a)(3) Exhibit Index

(b) Reports on Form 8-K:

     There were no reports on Form 8-K made during 2000.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GBC Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  GBC BANCORP

/s/ Peter Wu                       /s/ Peter Lowe
-----------------------------      ------------------------
by: Peter Wu,                      by: Peter Lowe,
President & CEO                    Executive Vice President and Chief
                                   Financial Officer


Date: March 21, 2001               Date: March 21, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Bernard Chen                   Date:  March 15, 2001
-----------------------------
Bernard Chen, Director

/s/ Thomas C.T. Chiu               Date:  March 15, 2001
-----------------------------
Thomas C. T. Chiu, Director

/s/ Chuang-I Lin                   Date:  March 15, 2001
-----------------------------
Chuang-I Lin, Director

/s/ Ko-Yen Lin                     Date:  March 15, 2001
-----------------------------
Ko-Yen Lin , Director

/s/ Ting Y. Liu                    Date:  March 15, 2001
-----------------------------
Ting Y. Liu, Director

/s/ John Wang                      Date:  March 15, 2001
-----------------------------
John Wang, Director

/s/ Kenneth C. Wang                Date:  March 15, 2001
-----------------------------
Kenneth C. Wang, Director

                                   Date:
-----------------------------
Chien-Te Wu, Director

/s/ Julian Wu                      Date:  March 15, 2001
-----------------------------
Julian Wu, Director

/s/ Li-Pei Wu                      Date:  March 15, 2001
-----------------------------
Li-Pei Wu , Director

/s/ Peter Wu                       Date:  March 15, 2001
-----------------------------
Peter Wu, Director

/s/ Ping C. Wu                     Date:  March 15, 2001
-----------------------------
Ping C. Wu, Director

/s/ Walter Wu                      Date:  March 15, 2001
-----------------------------
Walter Wu, Director


                                   Date:
-----------------------------
Chin-Liang Yen, Director

                                 EXHIBIT INDEX
                                 -------------


 Exhibit                                                                             Page
 Number                                Description                                  Number
 ------                                -----------                                  ------
      3.1  Articles of Incorporation, as amended (incorporated herein by this reference to Exhibit 3.1 on the Company's Form S-8 Registration
           Statement, dated January 20, 2000 previously filed with the
           Commission)                                                                --
      3.2  Bylaws (incorporated herein by this reference to Exhibit 3.2 on the
           Company's Form S-8 Registration Statement dated January 20, 2000
           previously filed with the Commission)                                      --
     10.1  Lease for ground floor space at 23326 Hawthorne Boulevard, Suite
           100, Torrance, California (incorporated herein by this reference to
           Exhibit 10.2 on the Company's Form 8 to the Company's Annual Report
           on Form 10-K for the year ended December 31, 1987)                         --
     10.2  Lease for ground floor space at 1420 East Valley Boulevard.,
           Alhambra, California (incorporated herein by this reference to
           Exhibit 10.6 on the Company's Form 8 to the Company's Annual Report
           on Form 10-K for the year ended December 31, 1987)                         --
     10.3  Lease for ground floor space at 17271 Gale Ave., City of Industry,
           California (incorporated herein by this reference to Exhibit 10.7
           on the Company's Form 10-K for the year ended December 31, 1988)           --
     10.4  1988 Stock Option Plan (incorporated herein by this reference to
           Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1988)                                               --
     10.5  Lease for ground floor space at 4010 Barranca Parkway, Irvine,
           California (incorporated herein by this reference to Exhibit 10.11
           on the Company's Form 10-K for the year ended December 31, 1989)           --
     10.6  Lease for ground floor space at 4688 Convoy Street, San Diego,
           California (incorporated herein by this reference to Exhibit 10.12
           on the Company's Form 10-K for the year ended December 31, 1989)           --
     10.7  Lease for ground floor space at 701 S. Atlantic Boulevard, Monterey
           Park, California (incorporated herein by this reference to Exhibit
           10.13 on the Company's Form 10-K for the year ended December 31,
           1990)                                                                      --
     10.8  Lease for ground floor space at 2783 S. Diamond Bar Boulevard,
           Suite 8-B, Diamond Bar, California (incorporated herein by this reference to Exhibit 10.11 on the Company's Form 10-K for the year
           ended December 31, 1991)                                                   --
     10.9  Non-Qualified Stock Option Agreement between the Company and Li-Pei
           Wu, dated as of December 19, 1991, relating to the grant of stock options under the Company's 1988 stock option plan (incorporated herein by this reference to Exhibit 10.13 on the

           Company's Form 10-K for the year ended December 31, 1991)                    --
    10.10  Board of Directors resolutions adopted on February 6, 1992, with respect to the GBC Bancorp Amended and Restated 1988 Stock Option
           Plan, which, among other things, authorize the grant of incentive stock options, eliminate certain limitations on the vesting and exercisability, and increase the maximum number of shares that may be issued thereunder (incorporated herein by this reference to
           Exhibit 10.14 on the Company's Form 10-K for the year ended
           December 31, 1991)                                                           --
    10.11  GBC Bancorp Amended and Restated 1988 Stock Option Plan, as Exhibit
           28.1 to Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 22, 1992, Registration Number:
           33-47452 (incorporated herein by this reference to Exhibit 10.15 on the Company's Form 10-K for the year ended December 31, 1992)
    10.12  Lease for ground floor space at 1139 West Huntington Drive,
           Arcadia, California (incorporated herein by this reference to
           Exhibit 10.16 on the Company's Form 10-K for the year ended
           December 31, 1993)                                                           --
    10.13  Lease for ground floor space at 2263 N. Tustin Avenue, Orange,
           California (incorporated herein by this reference to Exhibit 10.17
           on the Company's Form 10-K for the year ended December 31, 1993)             --
    10.14  Lease for office building space for ground and second floors and
           14th and 15th floors located at 800 West 6th Street, Los Angeles,
           California (incorporated herein by this reference to Exhibit 10.19
           on the Company's Form 10-K for the year ended December 31, 1993)             --
    10.15  Sublease for ground floor office building space at 1420 East Valley
           Boulevard, Alhambra, California (incorporated herein by this reference to Exhibit 10.21 on the Company's Form 10-K for the year
           ended December 31, 1994)                                                     --
    10.16  Addendum to standard office lease at 4010 Barranca Parkway, Irvine,
           California (incorporated herein by this reference to Exhibit 10.22
           on the Company's Form 10-K for the year ended December 31, 1994)             --
    10.17  Lease for ground floor office building space at 9045 Corbin Avenue,
           Northridge, California  (incorporated herein by this reference to
           Exhibit 10.23 on the Company's Form 10-K for the year ended
           December 31, 1994)                                                           --
    10.18  Lease for office building space on first and second floors located at 10001 N. De Anza Boulevard, Cupertino, California  (incorporated herein by this reference to Exhibit 10.24 on the Company's Form
           10-K for the year ended December 31, 1994)                                   --
    10.19  Lease agreement for office building space on ground floor located at 520 South El Camino Real, San Mateo, California  (incorporated herein by this reference to Exhibit 10.25 on the Company's Form
           10-K for the year ended December 31, 1994)                                   --


    10.20  Lease agreement for office building space on ground floor located at 47000 Warm Springs Boulevard, Fremont, California  (incorporated herein by this reference to Exhibit 10.26 on the Company's Form
           10-K for the year ended December 31, 1994)                                   --
    10.21  Purchase, Assignment and Assumption Agreement 615 dated as of
           December 1,1996 between Gaucho-1 Inc. and General Bank and the related Assignment and Assumption Agreement 615 dated December 27,
           1996 between the same parties (incorporated herein by this reference to Exhibit 10.22 on the Company's Form 10-K for the year
           ended December 31, 1996)                                                     --
    10.22  Purchase Assignment and Assumption Agreement dated as of December
           1, 1997 between RGL-2 Corporation and General Bank (incorporated herein by this reference to Exhibit 10.23, on the Company's Form
           10-K for the year ended December 31, 1997)                                   --
    10.23  Employment Agreement among the Company, the Bank and Li-Pei Wu, dated February 19, 1998, (incorporated herein by this reference to
           Exhibit 10 on the Company's Form 8-K dated February 19, 1998
           previously filed with the Commission.)                                       --
    10.24  Amendment to Employment Agreement among the Company, the Bank and
           Li-Pei Wu, dated March 19, 1998, (incorporated herein by this reference to Exhibit 10.1 on the Company's Form 8-K (Amendment)
           dated March 23, 1998 previously filed with the Commission.)
           GBC Bancorp 1999 Employee Stock Incentive Plan (incorporated herein          --
    10.25  by this reference to Exhibit 99.1 to Form S-8 Registration
           Statement filed with the Securities and Exchange Commission on
           January 26, 2000, file number: 333-95381)                                    --
    10.26  Employment Agreement among the Company, the Bank and Peter Wu,
           dated February 27, 2001                                                  pp.36-46
       11  Computation of Per Share Earnings                                          p.47
       12  Computation of Ratios                                                      p.48
       13  Annual Report to Shareholders                                            pp.49-101
       21  Subsidiaries of GBC Bancorp                                                p.102

                             EMPLOYMENT AGREEMENT

    THIS EMPLOYMENT AGREEMENT is entered into and made effective as of January 1, 2001, by and among GBC BANCORP (hereinafter referred to as the "Company"), GENERAL BANK (hereinafter referred to as the "Bank") and PETER WU (hereinafter referred to as the "Executive").


                                R E C I T A L S
                                ---------------

    A. The Executive has special skills, abilities and knowledge of the banking business, and is willing to be employed by the Company and the Bank in the positions of President and Chief Executive Officer.

    B. The Company and the Bank desire to retain the Executive's continued services and to engage the Executive as President and Chief Executive Officer of the Company and the Bank.

    NOW, THEREFORE, in consideration of the above recitals and the mutual covenants and agreements hereinafter contained, and for other good and valuable consideration the receipt and sufficiency of which are acknowledged, the parties hereto agree as follows:

    1. Employment. The Company and the Bank each hereby employ the Executive in
       ----------
the position of President and Chief Executive Officer, and the Executive hereby accepts such employment.

    2. Duties. Subject to the direction and control of the respective Boards of
       ------
Directors of the Company and Bank, the Executive shall have general supervision of the responsibility for the direction and control of the other officers and personnel of the Company and the Bank and the daily business of the Company and the Bank, including, but not limited to, loans, discounts, investments, administrative services, billings, new business development, operations, credit analysis, collections, bookkeeping, safe deposit, personnel and such other matters as the Boards of Directors required him to supervise. It shall be the Executive's particular business to develop and manage the respective businesses of the Company and Bank, and to take such steps as he may deem to be necessary or desirable to cause the Company and the Bank to be sound financial institutions and to be regarded in the community. The Executive shall devote his full energies, interest, abilities and productive time exclusively to the business and interests of the Company and the Bank; provided, however, that the
                                                    --------
Executive shall be in no way restricted in his private investment activities so long as they are not in competition with the business of the Company or the Bank and are performed on his own time; provided, further, that
                                   --------
the Executive shall have the right to act as an advisor to other persons and to undertake three (3) separate directorships with three (3) persons (other than affiliates of the Company or the Bank) provided that such advisorships and directorships do not interfere with or adversely affect the Executive's duties with the Company or the Bank.

    3. Term. Unless sooner terminated under the provisions of this Agreement or
       ----
by operation of law, the term of the Executive's employment hereunder shall be for five (5) years commencing on January 1, 2001 and ending on December 31, 2005.

    4.  Compensation. The Company and the Bank shall pay the Executive an
        ------------
aggregate annual base salary of $250,000.00 per annum, payable in equal monthly installments. Such annual base salary shall be adjusted on January 1, 2002 and on each anniversary thereof by a percentage increase equal to three percent (3%) over the increase in the Consumer Price Index for all urban consumers Los Angeles - Long Beach - Anaheim Metropolitan area (1967=100) as it existed on the final day of the preceding calendar year when compared to the first day of that year.

    5. Profit Sharing.
       --------------

    (a) Promptly following receipt of the Bank's audited annual financial statements, the bank shall pay the Executive a profit sharing award payable in a lump sum and computed as follows: (i) one percent (1%) of any amount by which the Bank's tax equivalent income before the Bank's incentive bonus compensation awards exceeds ten percent (10%) of the net equity of the Bank at the beginning of that fiscal year but does not exceed fifteen percent (15%) of such net equity; and (ii) one and three tenths percent (1.3%) of any amount by which such income exceeds fifteen percent (15%) of such net equity.

    (b) The company shall cause each subsidiary (other than the Bank), promptly following receipt of such subsidiary's audited annual financial statements, to pay the Executive a profit sharing award payable in a lump sum and computed as follows: (i) one percent (1%) of any amount by which such subsidiary's tax equivalent income before its incentive bonus compensation awards (if any) exceeds ten percent (10%) of the net equity of the subsidiary at the beginning of that fiscal year but does not exceed fifteen percent (15%) of such net equity; and (ii) one and three tenths percent (1.3%) of any amount by which such income exceeds fifteen percent (15%) of such net equity.

    (c) For each of the five (5) years under this Agreement, the aggregate profit sharing award payable to Executive shall be subject to the maximum dollar limitation of $350,000.

      (d) Notwithstanding subsection (c) above, the maximum profit sharing award dollar limitation set forth therein shall not apply to any year in which the ratio of the Bank's core earnings to its net equity is greater than 0.40. For purposes of this section: (i) "core earnings" shall mean the tax equivalent income before the Bank's incentive bonus compensation awards excluding gains and/or losses from securities, warrants and venture capital, and (ii) unrealized securities gains and/or losses shall be included in the calculation of the Bank's net equity/net worth.

      6. Stock Option.
         ------------

      (a) The  Company shall grant the Executive an option under the GBC
Bancorp 1999 Employee Stock Incentive Plan to purchase an aggregate of 250,000 shares of the capital stock of the Company at a price and on such conditions as more particularly set forth in that certain Stock Option Agreement dated January 18, 2001 entered into between the Executive and the Company, a copy of which shall be attached hereto as Exhibit A.
                            ---------

      (b) All stock options previously granted to the Executive pursuant to the GBC Bancorp Amended and Restated 1988 Stock Option Plan and the GBC Bancorp 1999 Employee Stock Inventive Plan and all contingency stock options granted by the Company to the Executive in 1988 and 1991 shall remain in full force and effect under the respective agreements under which they were granted.

      7. Expenses.  During the employment term, the Company and the Bank each
         --------
shall reimburse the Executive for his reasonable out-of-pocket expenses incurred in connection with the respective businesses of the Company and the Bank, including, but not limited to, entertainment, travel expenses and food and lodging while away from home, subject to such policies as the Bank may from time to time reasonably establish and further subject to the Executive providing appropriate vouchers, invoices, receipts or other documentation justifying such expenses.

      8. Automobile.  During the employment term, the Bank shall furnish to the
         ----------
Executive an automobile for use in connection with his duties to the Bank hereunder and shall pay in full all costs of the operation thereof, including without limitation, employment of a chauffeur for Executive's benefit at the Bank's sole cost and expense.

      9. Vacation.  The Executive shall be entitled to vacation leave of four
         --------
(4) weeks each year in accordance with the Bank's vacation policy; provided,
                                                                   --------
however, that the Executive shall schedule his vacation time in such a manner that he will be absent from work for at least a consecutive two-week period during each twelve months of the employment term.

     10. Group Medical, Life Insurance and Other Benefits. The Bank shall
         ------------------------------------------------
provide to the Executive, at the Bank's expense, participation in such hospitalization and major medical insurance programs as the Bank furnishes to its employees generally. The Executive shall be entitled to receive all other benefits provided to officers or employees of the Bank generally, including, without limitation, participation in any group life insurance and pension plan which the Bank may from time to time adopt.

     11. Termination of Employment.
         -------------------------

     (a) The Company and the Bank may terminate the Executive's employment under this Agreement at any time if the Executive commits any material act of dishonesty, improperly discloses confidential information of the Company or the Bank, is guilty of carelessness or misconduct, unjustifiably neglects his duties under this Agreement or acts in any way which has a substantial adverse effect upon the financial condition, operations or reputation of the Company or the Bank; provided, however, that no termination shall occur under
      --------
this Section 11(a) unless the Executive first shall have received written notice specifying the acts or omissions alleged to justify such termination and, if such action can be corrected, it continues after the Executive shall have had reasonable opportunity to correct it.

     (b) In the event that at the end of any month the Executive then is and has been for three (3) consecutive full calendar months then ending, or for eighty percent (80%) or more of the normal working days during the four (4) consecutive full calendar months then ending, unable due to mental or physical illness or injury to perform his duties under this Agreement in his normal and regular mannner, the Company and the Bank may terminate the Executive's employment under this Agreement upon six (6) month's prior written notice to the Executive. During such six (6) month period, the Company and the Bank may remove the Executive from any or all of his positions as President and Chief Executive Officer, but he shall continue to be an employee of the Company and the Bank and the Bank and to be paid in accordance with this Agreement. On the expiration of such six (6) month period, the Executive's employment under this Agreement shall terminate. Notwithstanding such termination of employment, the Company and the Bank shall continue to pay to the Executive sixty percent (60%) of his then current annual salary until the disability ceases to exist and the Executive has fully recovered therefrom as certified by a physician licensed to practice medicine in the State of California. Such disability payment shall be provided by insurance to be maintained at the sole cost of the Bank.

     (c) In the event that the Executive dies, the Executive's employment by the Company and the Bank under this Agreement shall terminate effective on the last day of the calendar month of his death.

     (d) In the event of a merger or acquisition by another of the Company or any of its subsidiaries, including, but not limited to, the Bank, which is effected because of an order or other directive of the Federal Deposit Insurance Corporation, the California Department of Financial Institutions or any other agency having authority to so order or direct, the Company and the Bank may: (i) with the Executive's consent, assign this Agreement and all rights and obligations hereunder to any business entity which succeeds to all or substantially all of the business of the Bank through such merger or sale; or
(ii) in its sole discretion upon at least thirty (30) days' prior written notice to the Executive, terminate the Executive's employment hereunder upon payment to him of six (6) months' salary.

     (e) Notwithstanding the termination of the Executive's employment under this Agreement as provided in this Section 11, and upon the expiration of the stated term of employment, the Executive shall be entitled, and shall have the unconditional right, to the profit sharing award as provided in Section 5. The amount of the profit sharing award shall be prorated to the date of termination and shall be payable promptly after receipt the Company's audited annual financial statements for the fiscal year in which the Executive's employment was so terminated. Accordingly, and by way of illustration, if the Executive's employment is terminated effective June 30, 2002, then the Executive shall be entitled to the profit sharing award as provided in Section 5 for one half of the year 2002, based upon the audited annual financial statements for the year ended December 31, 2002.

     (f) In the event the Executive shall cease to be President and Chief Executive Officer of the Company and the Bank as a result of a merger or acquisition by the Company or any of its subsidiaries of another company where the Company or any of its subsidiaries is the surviving entity, the Company shall pay to Executive a sum equal to six (6) months' salary, regardless of whether the Executive shall continue to be an employee of the Company or the Bank in any other position. In such event the Executive shall also be entitled to the prorated portion of the profit sharing award described in subsection (e) above.

     (g) The Company and the Bank may terminate this Agreement at any time without cause upon at least thirty (30) days prior written notice to the Executive; provided, however that the Executive is paid a sum equal to six
           --------
months' salary plus (i) any
profit sharing award earned but not yet paid with respect to any full fiscal year during which Executive was employed by the Company, and (ii) a prorated portion of the profit sharing award as described in subsection (e) above. In addition, the Company and the Bank shall continue to provide the Executive with all employee benefits, including health and other benefits, for a period of six
(6) months after termination of the Executive's employment under this Agreement.

    12.  Indemnification.  The Company and the Bank shall, to the maximum extent
         ---------------
provided by Section 317 of California Corporations Code, indemnify the Executive against expenses (including, but not limited to, attorneys fees and costs), judgments, fines and settlements incurred in connection with any proceeding arising by reason of his employment by the Company or the Bank, as the case may be, regardless of whether or not at the time such expense is incurred he is still in the employ of the Company or the Bank or is deceased.

    13. Government Regulations. In the event that any provision of this
        ----------------------
Agreement is determined, by a court of competent jurisdiction and from the judgment of which no appeal is made, to be, in whole or in part, unenforceable or contrary to any statute, law, order, rule, regulation, directive or other action of any federal or state regulatory agency having jurisdiction over the Company or the Bank, then the remaining provisions nevertheless shall be given full force and effect and any partially unenforceable provision shall be construed so as to most nearly effect the intent of the parties hereunder.

     14. Integration. With the exception of the Stock Option Agreement referred
         -----------
to in Section 6(a) and the previous stock option agreements referred to in
Section 6(b), this Agreement contains the entire agreement among the parties with respect to the subject matter hereof and supersedes all prior oral and written agreements, understandings, commitments and practices among the parties. This Agreement may not be amended except by a writing signed by each party.

     15. Choice of Law. The formation, construction and performance of this
         -------------
Agreement shall be construed in accordance with the laws of State of California.

     16. Notices. Any notice by one party to the other required or permitted by
         -------
this Agreement shall be in writing and either personally delivered or mailed first class, potage prepaid, duly addressed to the Company or the Bank at its principal duly addressed to the Company or the Bank at its principal executive offices and the Executive at such address as is then shown in the files of the Bank as his home address.

     17. Successors and Assigns.  The terms and provisions of this Agreement
         ----------------------
shall be binding upon and inure to the benefit of the Company, the bank and the Executive and their respective heirs, successors, assigns and representatives.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the dates set forth below.

                                      GBC BANCORP


                                      By: /s/ Li-Pei Wu
                                         _____________________________
                                         Li-Pei Wu, Chairman of
                                         the Board

                                          2-27-2001
                                      ________________________________
                                                    Date



                                      GENERAL BANK


                                      BY: /s/ Li-Pei Wu
                                         _____________________________
                                         Li-Pei Wu, Chairman of
                                         the Board


                                          2-27-2001
                                      ________________________________
                                                    Date



                                      Executive

                                      /s/ Peter Wu
                                      ________________________________
                                      Peter Wu


                                         2-27-2001
                                      ________________________________
                                                    Date

                                  GBC BANCORP

                     NON-QUALIFIED STOCK OPTION AGREEMENT

      THIS OPTION AGREEMENT is made and effective as of the 18th day of January, 2001, by and between GBC Bancorp, a California corporation (the "Company"), and Peter Wu ("Optionee").

      It is hereby agreed:

      1.  Grant of Option.  The Company hereby grants to Optionee the option
          ---------------
under the GBC 1999 Employee Stock Incentive Plan (the "Plan") to purchase all or any part of Two Hundred Fifty Thousand (250,000) shares of the Company's Common Stock (hereinafter called the "stock") at the price of Thirty Seven Dollars Fifty Six Cents ($37.56) per share, which price is not less than one hundred percent (100%) of the fair market value of the stock as of this date. The option shall have a term of ten (10) years from the date of grant and shall expire at 5:00 p.m. California time, on January 17, 2011 ("Expiration Date").

      2.  Exerciseability.  This option shall be exercisable and shall vest in
          ---------------
five (5) cumulative annual installments of 50,000 shares each, the first of which shall be exercisable on January 1, 2002 and the remainder of which shall be exercisable commencing on January 1, 2003 and continuing thereafter on each of the first three anniversaries thereof. If the outstanding shares of stock of the Company are increased, decreased, change into or exchanged for a different number or kind of shares or securities of the Company through any merger, consolidation, acquisition, stock split, stock dividend, stock consolidation or otherwise, then an appropriate and proportionate adjustment shall be made in the number, price and kind of share purchasable by Optionee hereunder.

      3. Exercise of Option.  This option may be exercised by written notice
         ------------------
delivered to the Company stating the number of shares with respect to which this option is being exercised, together with cash in the amount of the purchase price of such shares. Not less than ten (10) shares may be purchased at any one time unless the number purchased is the total number which may be purchased under this option and in no event may the option be exercised with respect to fractional shares. Upon exercise, Optionee shall make appropriate arrangements and shall be responsible for the withholding of any federal and state taxes then due.

      4.  Cessation of Employment.  Except as provided in Section 2, if
          -----------------------
Optionee shall cease to be employed by the Company or a subsidiary corporation for any reason other than Optionee's death or disability, this option shall terminate on the earlier of the Expiration Date or the date three (3) months after the date of such termination of employment. During the three-month period this option shall be exercisable only as to those installments, if any, which had accrued as of the date when the Optionee ceased to be employed by the Company or the subsidiary corporation.

    5. Transferability; Death or Disability of Optionee. This option shall not
       ------------------------------------------------
be transferable except by will or by the laws of descent and distribution; provided, however, that Optionee may transfer the option for no consideration to
--------
or for the benefit of the Optionee's Immediate Family (including to a trust for the benefit of the Optionee's Immediate Family or to a partnership or limited liability company for one or more members of the Optionee's Immediate Family), and the transferee shall remain subject to the terms and conditions applicable to the option prior to such transfer. The term "Immediate Family" shall mean Optionee's spouse, parents, children, stepchildren, adoptive relationships, sisters, brothers and grandchildren. If Optionee's employment is terminated by reason of the death or permanent disability of Optionee, and a Change of Control shall not have occurred within one year prior thereto, this option shall terminate one (1) year after the date of Optionee's death or on the Expiration Date, whichever is earlier. After Optionee's death but before such termination, the persons to whom Optionee's rights under this option shall have passed by will or by the applicable laws of descent and distribution or the executor or administrator of Optionee's estate shall have the right to exercise this option as to those shares for which installments had accrued under Section 2 hereof as of the date on which Optionee ceased to be employed by the Company or a subsidiary corporation. If the Optionee terminates his employment because of a permanent disability, the Optionee may exercise this option to the extent he is entitled to do so at the date of termination at any time within twelve (12) months of the date of termination, or before the Expiration Date, whichever is earlier.

    6. Death Following Termination of Employment. Notwithstanding anything to
       -----------------------------------------
the contrary contained in this Agreement, if Optionee shall die at any time after the termination of his employment and prior to the Expiration Date, then the vested portion of the option shall terminate one (1) year after the date of Optionee's death or on the Expiration Date, whichever is earlier.

    7. Employment. This Agreement shall not obligate the Company or a subsidiary
       ----------
corporation to employ Optionee for any period, nor shall it interfere in any way with the right of the Company or a subsidiary corporation to reduce Optionee's compensation.

     8.   Privileges of Stock Ownership.  Optionee shall have no rights as a
          -----------------------------
stockholder with respect to the Company's stock subject to this option until the date of issuance of stock certificates to Optionee. Except as provided herein or in the Plan, no adjustment will be made for dividends or other rights for which the record date is prior to the date such stock certificates are issued.

     9.   Representation of Optionee.  No shares issuable upon the exercise of
          --------------------------
this option shall be issued and delivered unless and until all applicable requirements of California and federal law and of the Securities and Exchange Commission and the California Department of Corporations pertaining to the issuance and sale of such shares, and all applicable listing requirements of the securities exchanges, if any, on which shares of the Company of the same class are then listed, shall have been complied with. Upon exercise of any portion of this option, the person entitled to exercise the same may be required to execute a representation letter with respect to compliance with federal and state securities laws. In addition, if the Optionee is an "affiliate" for purposes of the Securities Act of 1933, there may be additional restrictions on the resale of stock, and Optionee therefore agrees to ascertain what those restrictions are and to abide by those restrictions and other applicable federal and state securities laws.

     Furthermore, the Company may, if it deems it necessary to comply with federal or state securities laws, issue stock transfer instructions against any shares of stock purchased upon the exercise of this option and affix to any certificate representing such shares the legends which the Company deems appropriate. Optionee understands that the shares of stock purchased under this option may be subject to holding periods and/or other restrictions on resale.

     10.  Notices.  Any notice to the Company provided for in this Agreement
          -------
shall be addressed to it in care of its Employees Stock Option Administrator at its main office and any notice to Optionee shall be addressed to Optionee's address on file with the Company or a subsidiary corporation, or to such other address as either may designate to the other in writing. Any notice shall be deemed to be duly given if and when enclosed in a properly sealed envelope and addressed as stated above and deposited, postage prepaid, with the United States Postal Service. In lieu of giving notice by mail as aforesaid, any written notice under this Agreement may be given to Optionee in person, and to the Company by personal delivery to its Employees Stock Option Administrator.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement.




                                             GBC BANCORP



                                             By    /s/ Li-Pei Wu
                                                ---------------------------

                                             By
                                                ---------------------------


                                                   /s/ Peter Wu
                                                ---------------------------
                                                PETER WU

                                                                      Exhibit 11

                                  GBC BANCORP
                       Computation of Per Share Earnings
                     with Common Stock Options Outstanding
                            (Treasury Stock Method)

                                                       2000                         1999                         1998
                                                  Basic        Diluted        Basic        Diluted         Basic         Diluted
Average Shares Outstanding
     Common Stock                              11,554,000     11,554,000   12,430,000     12,430,000     14,049,000     14,049,000

Common Stock Equivalents
     Stock Options                                      -        486,000            -        417,000              -        510,000

Assumed Repurchase of
     Treasury Shares                                    -       (227,000)           -       (175,000)             -       (214,000)

Average Common Stock and Common
     Stock Equivalent Shares Outstanding       11,554,000     11,813,000   12,430,000     12,672,000     14,049,000     14,345,000

Net Income                                    $39,867,000    $39,867,000  $29,988,000   $ 29,988,000   $ 28,142,000    $28,142,000

Earnings Per Share                            $      3.45    $      3.37  $      2.41   $       2.37   $       2.00    $      1.96

                                                                      Exhibit 12

                                  GBC BANCORP
          COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES

(Dollars in Thousands)                                               For the Years Ended December 31,
                                                          -----------------------------------------------------
                                                            2000       1999       1998       1997       1996
                                                          --------    -------   --------   --------   --------
Income before income taxes & extraordinary item           $ 64,536   $ 48,320   $ 44,906   $ 40,739   $ 28,216
Add:
     Interest on deposits                                   68,863     50,377     53,279     46,848     40,897
     Interest on borrowings                                  5,685      5,775      3,608      2,482      2,746
     Portion of rents applicable to interest *                  --         --         --         --         --
     Amortization of debt expense, discount and premium        131        131        131         93         18
                                                          --------   --------   --------   --------   --------
Earnings as adjusted (1)                                  $139,215   $104,603   $101,924   $ 90,162   $ 71,877
                                                          ========   ========   ========   ========   ========

Less:
     Interest on deposits                                   68,863     50,377     53,279     46,848     40,897
                                                          --------   --------   --------   --------   --------
Adjusted earnings excluding interest on deposits (2)      $ 70,352   $ 54,226   $ 48,645   $ 43,314   $ 30,980
                                                          ========   ========   ========   ========   ========

Fixed charges
     Interest on deposits                                 $ 68,863   $ 50,377   $ 53,279   $ 46,848   $ 40,897
     Interest on borrowings                                  5,685      5,775      3,608      2,482      2,746
     Rents:
           Total rents net of sublease rental                2,416      2,409      2,287      2,170      2,095
            Portion of rents applicable to interest *           --         --         --         --         --
     Amortization of debt expense, discount and premium        131        131        131         93         18
     Capitalized interest                                       --         --         --         --         --
                                                          --------   --------   --------   --------   --------
 Total Fixed Charges (9)                                  $ 77,095   $ 58,692   $ 59,305   $ 51,593   $ 45,756
                                                          ========   ========   ========   ========   ========
 Fixed charges excluding interest on deposits (10)        $  8,232   $  8,315   $  6,026   $  4,745   $  4,859
                                                          --------   --------   --------   --------   --------

Ratio of earnings to fixed charges (1)/(9)                    1.81x      1.78x      1.72x      1.75x      1.57x
                                                          --------   --------   --------   --------   --------
Ratio of earnings to fixed charges
          excluding interest on deposits (2)/(10)             8.55x      6.52x      8.07x      9.13x      6.38x
                                                          --------   --------   --------   --------   --------
Amount of coverage  surplus (deficiency)                  $ 62,120   $ 45,911   $ 42,619   $ 38,569   $ 26,121
                                                          ========   ========   ========   ========   ========

* Portion of rents applicable to interest is deemed immaterial

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Consolidated net income for GBC Bancorp and subsidiaries (the "Company") for the year ended December 31, 2000 totaled $38,476,000. This compares to net earnings of $29,988,000 in 1999 and $28,142,000 in 1998. Diluted earnings per share were $3.26 for 2000 compared to $2.37 for 1999, and $1.96 for 1998. Earnings per share reflect the two for one split of stock to shareholders of record on April 30, 1998, and issued and distributed on May 15, 1998. The $8,488,000, or 28.3%, increase in net income from 1999 to 2000 was primarily due to the increase of net interest income and non-interest income and the decrease in the provision for credit losses, partially offset by higher non-interest expense.

  Net interest income increased $14,464,000, or 19.6% in 2000 compared to 1999, due primarily to a $181.1 million increase in average earning assets and a 25 basis point increase of the net interest spread. The net interest spread is defined as the yield on average interest earning assets less the rate paid on average interest bearing liabilities. The provision for credit losses decreased $2,300,000 in 2000 compared to 1999 which is reflective of a decrease in the total non-accrual loans and net charge-offs. As of and for the year ended December 31, 2000, there were $14.8 million of non-accrual loans and $1.6 million of net charge-offs, compared to $44.5 million and $3.1 million, respectively, as of and for the year ended December 31, 1999.

  Consolidated net income for the year ended December 31, 1999 totaled $29,988,000 compared to net income of $28,142,000 in 1998. The increase in net income from 1998 to 1999 was primarily due to the growth of net interest income and higher non-interest income, partially offset by higher non-interest expense and a higher provision for credit losses.

Net Interest Income

  Net interest income in 2000 totaled $88,442,000 compared to net interest income of $73,978,000 in 1999. As noted above, the increase was due to a $181.1 million, or 10.9%, increase in the balance of average interest earning assets and a 25 basis point increase of the net interest spread. For the year ending December 31, 2000 and 1999, the balance of average interest earning assets was $1,840.5 million and

$1,659.4 million, respectively. For the year ending December 31, 2000 and 1999, the net interest spread was 3.98% and 3.73%, respectively.

  Total interest income for the year ended December 31, 2000 was $163,121,000, compared to $130,261,000 for the year ago period. The $32,860,000, or 25.2%, increase was due to the growth of average interest earning assets. The composition of this net growth of average interest earning assets included a $71.1 million increase in loans and leases, a $44.2 million increase in the securities portfolio, and a $65.8 million increase in federal funds sold and securities purchased under agreements to resell. The growth was also impacted by a 101-basis point increase of the yield on average interest earning assets from 7.85% in 1999 to 8.86% in 2000. The yield increase in 2000 was the result of increased yields on all categories of interest earning assets as follows:

Interest Earning Assets                                     Yield Growth in 2000
--------------------------------------------------------------------------------
Loans and Leases                                                    1.44%
Securities                                                          0.63%
Federal Funds Sold & Securities Purchased under Agreements
 to Resell                                                          1.32%

  The 144-basis point increase of yield on loans and leases is due to several factors: money market rate changes, significant interest income recoveries recorded in 2000, and a decrease of average loans on non-accrual status. For 2000, the average prime rate of interest was 9.24% compared to 7.99% during 1999, an increase of 125 basis points. Net interest income recoveries in 2000 were $4,919,000, as compared to $73,000 in 1999. The average balance of loans on non-accrual status was $18.7 million in 2000, as compared to $39.6 million in 1999.

  The yield on securities also increased from 6.23% in 1999 to 6.86% in 2000. The increase was primarily due to the movement of interest rates. The 132-basis point increase of the yield on federal funds sold and securities purchased under agreements to resell was also attributable primarily to money market rates.

  The growth of the yield on interest earning assets was partially offset by the change in the composition of these assets. In 2000, average loans and leases, the highest yielding asset, represented 50.8% of total average interest earning assets, compared to 52.1% in 1999. Federal funds sold and securities purchased under agreements to resell, the lowest yielding earning asset, represented 7.0% of total average interest earning assets in 2000, compared to 3.8% in 1999.

  Total interest expense for the year ended December 31, 2000, was $74,679,000 compared to $56,283,000 for the year ago period. The $18,396,000, or 32.7%, increase is the result of a 76-basis point increase in the cost of funds from 4.12% during 1999 to 4.88% during 2000, and a $163.7 million increase of average interest bearing liabilities. The rate increase is primarily due to money market conditions as described above. For 2000 and 1999, the rates paid on time deposits were 5.45% and 4.57%, respectively, an increase of 88-basis points. Average time deposits as a percentage of total average interest bearing liabilities was 63.7% and 65.6%, for the years ended December 31, 2000 and 1999, respectively. Money market deposits as a percentage of total average interest bearing liabilities increased from 17.7% in 1999 to 22.0% in 2000. Of the $163.7 million growth of average interest bearing liabilities, $78.5 million, was attributable to time deposits, and $94.7 million of the growth was in money market deposits.

  As a result of the 101-basis point yield increase on earning assets and the 76-basis point increase of the cost of funds, the net interest spread increased 25-basis points from 3.73% in 1999 to 3.98% in 2000.

  The net interest margin, defined as the difference between interest income and interest expense (net interest income) divided by average interest earning assets, increased to 4.81%, from 4.46% in 1999. For 2000 and 1999, average stockholders equity was $155.2 million and $146.4 million, respectively, and average non-interest bearing deposits were $190.9 million and $164.6 million, respectively. The increase in these non-interest bearing sources of funds caused the net interest margin to increase 35-basis points from 1999 to 2000, as compared to the 25-basis point increase of the net interest spread.

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

  The following table represents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability category:

                                      2000                          1999                         1998
-----------------------------------------------------------------------------------------------------------------
                                                Average                      Average                      Average
                            Average             Yield/    Average            Yield/    Average            Yield/
(In Thousands)            Balance(4)  Interest   Rate%  Balance(4)  Interest  Rate%  Balance(4)  Interest  Rate%
-----------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
 Loans and Leases(1)(2)   $  934,973  $101,434  10.85%  $  863,856  $81,331   9.41%  $  715,695  $73,886  10.32%
 Taxable Securities
  (excludes warrants)        777,336    53,303   6.86      733,179   45,675   6.23      714,328   45,461   6.36
 Federal Funds Sold and
  Security Purchased
  Under Agreement to
  Resell                     128,221     8,384   6.54       62,409    3,255   5.22      116,240    6,644   5.72
                          ----------- --------- ------  ----------- -------- ------  ----------- -------- ------
  Total Interest-Earning
   Assets                  1,840,530   163,121   8.86    1,659,444  130,261   7.85    1,546,263  125,991   8.15
                          ----------- --------- ------  ----------- -------- ------  ----------- -------- ------
Non-Interest-Earning
 Assets:
 Cash and Due from Banks  $   39,033                    $   33,197                   $   31,334
 Warrants                      4,270                             -                            -
 Trading Account
  Securities                     777                            35                            -
 Premises and Equipment,
  Net                          5,533                         5,528                        5,633
 Other Assets(3)              45,478                        35,815                       37,055
                          -----------                   -----------                  -----------
  Total Non-Interest-
   Earning Assets             95,091                        74,575                       74,022
                          -----------                   -----------                  -----------
Less: Allowance for
 Credit Losses               (20,677)                      (19,903)                     (16,954)
  Deferred Loan Fees          (3,981)                       (5,068)                      (5,287)
                          -----------                   -----------                  -----------
  Total Assets            $1,910,963                    $1,709,048                   $1,598,044
                          ===========                   ===========                  ===========
Interest-Bearing
 Liabilities:
 Deposits:
 Interest-Bearing Demand  $   58,928  $    630   1.07%  $   57,885  $   533   0.92%  $   55,631  $   661   1.19%
 Money Market                336,434    13,331   3.96      241,703    7,125   2.95      206,650    6,240   3.02
 Savings                      74,324     1,827   2.46       82,356    1,809   2.20       86,776    2,236   2.58
 Time Deposits               974,346    53,075   5.45      895,875   40,910   4.57      866,229   44,142   5.10
 Federal Funds Purchased
  and Securities Sold
  Under Repurchase
  Agreement                      932        62   6.63        1,316       70   5.31          553       31   5.55
 Other Borrowed Funds         45,833     2,273   4.96       48,123    2,355   4.89        4,877      227   4.66
 Subordinated Debt            39,068     3,481   8.91       38,937    3,481   8.94       38,805    3,481   8.97
                          ----------- --------- ------  ----------- -------- ------  ----------- -------- ------
  Total Interest-Bearing
   Liabilities             1,529,865    74,679   4.88    1,366,195   56,283   4.12    1,259,521   57,018   4.53
                          ----------- --------- ------  ----------- -------- ------  ----------- -------- ------
Non-Interest-Bearing
 Liabilities:
 Demand Deposits          $  190,863                    $  164,620                   $  148,436
 Forward Sales Equity
  Securities                     195                             2                            -
 Other Liabilities            34,887                        31,803                       30,115
                          -----------                   -----------                  -----------
 Total Non-Interest
  Bearing Liabilities        225,945                       196,425                      178,551
                          -----------                   -----------                  -----------
 Total Liabilities         1,755,810                     1,562,620                    1,438,072
 Stockholders' Equity        155,153                       146,428                      159,972
                          -----------                   -----------                  -----------
 Total Liabilities and
  Stockholders' Equity    $1,910,963                    $1,709,048                   $1,598,044
                          ===========                   ===========                  ===========
 Net Interest
  Income/Spread                         88,442   3.98%               73,978   3.73%              $68,973   3.62%
                                      =========                     ========                     ========
 Net Interest Margin                             4.81%                        4.46%                        4.46%

(1) For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding
(2) Loan interest includes loan fees for the years ended December 31, 2000, 1999 and 1998 of $6,213,000, $6,964,000, $5,547,000, respectively
(3) Other assets includes average other real estate owned, net, for the years ended December 31, 2000, 1999 and 1998 of $4,417,000, $7,909,000 and
    $7,002,000, respectively
(4) Average balances are computed based on the average of the daily ending balances

                                       Years Ended December 31,
--------------------------------------------------------------------------------
                                 2000 Compared             1999 Compared
                                   with 1999                 with 1998
                              Increase (Decrease)       Increase (Decrease)
                              Due to Changes in:        Due to Changes in:
(In Thousands)              Volume    Rate     Net    Volume    Rate      Net
--------------------------------------------------------------------------------
Interest Earned On(1):
 Loans and Leases           $ 7,053  $13,050 $20,103  $14,351  $(6,907) $ 7,444
 Taxable Securities(2)        2,855    4,774   7,629    1,195     (980)     215
 Federal Funds Sold and
  Securities Purchased
  Under Agreement to
  Resell                      4,134      994   5,128   (2,851)    (538)  (3,389)
                            -------  ------- -------  -------  -------  -------
   Total Interest-Earning
    Assets                   14,042   18,818  32,860   12,695   (8,425)   4,270

Interest Paid On(1):
 Deposits:
  Interest-Bearing Demand        10       87      97       26     (155)    (129)
  Money Market                3,305    2,901   6,206    1,037     (151)     886
  Savings                      (186)     204      18     (110)    (316)    (426)
  Time                        3,799    8,366  12,165    1,472   (4,705)  (3,233)
 Federal Funds Purchased
  and Securities Sold
  Under purchase Agreement      (23)      15      (8)      40       (1)      39
 Other Borrowed Funds          (112)      30     (82)   2,116       12    2,128
                            -------  ------- -------  -------  -------  -------
   Total Interest-Bearing
    Liabilities               6,793   11,603  18,396    4,581   (5,316)    (735)
                            -------  ------- -------  -------  -------  -------
Change in Net Interest
    Income                  $ 7,249  $ 7,215 $14,464  $ 8,114  $(3,109) $ 5,005
                            =======  ======= =======  =======  =======  =======

(1) Changes in interest income and interest expense attributable to changes in rate/volume have been allocated to the change due to volume and the change due to rate in relation to the absolute dollar amount of the change in each.
(2) Interest income from municipal bonds and auction preferred stocks is not adjusted to a fully taxable equivalent basis.

Provision for Credit Losses

  The amount of the provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay.

  For 2000, the provision for credit losses was $1,200,000 compared to $3,500,000 for 1999, representing a reduction of $2,300,000. The decline of the provision for credit losses was reflective of the decrease of non-accrual loans and net charge-offs from 1999 to 2000. As of December 31, 2000, non-accrual loans totaled $14.8 million, as compared to $44.5 million at December 31, 1999.

  For the year ended December 31, 2000, there were net charge-offs of $1.6 million which compares to net charge-offs of $3.1 million for the year ended December 31, 1999. Included in net charge-offs were recoveries of $2.8 million and $3.3 million for year ended 2000 and 1999, respectively. The allowance for credit losses was $19.4 million at December 31, 2000, as compared to $19.8 million at December 31, 1999. The allowance was 2.00% of loans and leases at December 31, 2000 and 2.14% at December 31, 1999.

  For 1999, the provision for credit losses was $3,500,000 compared to $1,500,000 for 1998, representing an increase of $2,000,000. This increase of the provision for credit losses was due, in part, to the increase in non-accrual loans and net charge-offs from December 31, 1998 to December 31, 1999. As of December 31, 1999, non-accrual loans totaled $44.5 million compared to $20.8 million as of December 31, 1998.

  For the year ended December 31, 1999, there were net charge-offs of $3.1 million which compares to net recoveries of $1.1 million for the year ended December 31, 1998.

Non-Interest Income

  Non-interest income consists primarily of service charges on deposit accounts, fees and commissions resulting from the Bank's international activities, fees from servicing Small Business Administration (SBA) loans, trading account revenue, and income from other investments.

  Non-interest income in 2000 totaled $21,755,000, representing an increase of $11,211,000, or 106%, over

$10,544,000 of non-interest income in 1999. The increase was primarily attributable to trading account revenue.

  Service charges and commissions increased $475,000, or 6.1%, during 2000 compared to 1999. The increase is primarily attributable to commissions from international activities.

  Trading account revenue is income earned on securities classified as trading account securities. During 2000, GBC Venture Capital, Inc. ("Venture Capital") received equity securities which it held as trading securities from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The mark to market and disposition of these securities results in trading account revenue. In addition, outstanding forward sales transactions involving equities held in the trading account are marked to market through the statements of income. For 2000, trading account revenue totaled $13,013,000. For 1999, trading account revenue totaled $1,525,000. As of December 31, 2000, there were no forward sale transactions outstanding. As of December 31, 1999, Venture Capital had entered into two forward sale transactions totaling $828,000.

  Warrants whose fair value is not readily determinable are carried at their cost in other assets. If there exists a readily determinable fair value for the warrants, they will be categorized as securities available for sale based on the Company's intent and marked to market through other comprehensive income. As of December 31, 2000, a warrant with a fair value of $5.9 million was categorized as available for sale, and this amount is included in other comprehensive income. As of December 31, 1999, no warrants were so categorized.

  The Company has received rights to acquire stock in the form of warrants issued by 30 companies as of December 31, 2000, as an adjunct to its high technology banking relationships. The receipt of the warrants does not change the terms of loans provided to the high technology borrowers. As noted above, the Company has acquired interests in venture capital funds that invest in technology companies. At December 31, 2000, there were $8.5 million of unfunded commitments, and $7.5 million of investments were outstanding. In addition to seeking an appropriate return for such investments, the Company seeks to use the investments to increase its high technology banking business using referrals from the funds.

  Non-interest income in 1999 totaled $10,544,000, representing an increase of $2,681,000, or 34.1%, over $7,863,000 of non-interest income in 1998. The increase was primarily attributable to the increase of service charges and commissions and trading account revenue.

Non-Interest Expense

  Non-interest expense increased $14,159,000, or 43.3%, from $32,702,000 in 1999 to $46,861,000 in 2000 due principally to a $9,590,000 increase of losses on the sale of securities available for sale. Excluding the losses on sale of securities, non-interest expense was up $4,569,000, or 14.3%, from 1999. During 2000, the Company sold available for sale securities with a net book value of $211.4 million yielding an average 6.22%, incurring a $10,341,000 net loss on the sales. Included in the loss for 2000 was a $6,388,000 loss on the sale of $15 million of debt issued by Finova Capital Corp. $190 million was reinvested in different investment securities yielding 8.33%, including $9 million of Finova debt, whose interest is current. Excluding the coupon and accretion of the Finova debt, the yield on the new securities was 7.44%, and the increased annual interest income is $2.2 million. During 1999, the Company sold available for sale securities with a net book value of $135.6 million yielding an average 6.13% realizing a net loss of $751,000.

  Salaries and employee benefits increased $2,729,000, or 13.9%, from 1999. The increase was primarily due to increases in salaries, incentive compensation expense and deferred compensation for the Company's CEO. The increase of salaries, totaling $2,139,000, was the result of additional incentive compensation, annual increases and an increase of the average annual full time employee equivalent ("FTE") during 2000 compared to 1999. For 2000, the average FTE was 344 compared to 330 in 1999. The deferred compensation for the CEO increased $471,000 due to the price increase of the Company stock.

  The net other real estate expense decreased $1,327,000 in 2000 compared to 1999. The lower expense is primarily due to a reduced valuation provision. For the years ended December 31, 2000 and 1999, the provision was $389,000 and $1,900,000, respectively. Net gains on the sale of OREO were $1,841,000 in 2000, as compared to $2,604,000 in 1999, and are included as part of net other real estate owned (income) expense.

  Other non-interest expenses increased $2,968,000, or 41.4%, primarily due to the accrual of a litigation expense. On March 2, 2001, the Bank received a tentative verbal ruling against it in a commercial litigation case for $2 million plus interest of approximately $0.4 million. GBC Bancorp has recorded the financial impact of this tentative ruling in the financial statements for the year ended December 31, 2000.

For the year ended December 31, 2000 and 1999, the Company's efficiency ratio (non-interest expense excluding the losses on sale of securities divided by the sum of net interest income plus non-interest income excluding the trading revenue) was 37.6% and 38.5%, respectively.

  For 1999, non-interest expense increased $2,272,000, or 7.5%, from $30,430,000 in 1998 to $32,702,000. Salaries and employee benefits increased $820,000, or 4.4%, from 1998. The increase was primarily due to increases in salaries, incentive compensation expense and deferred compensation for the Company's CEO, all of which totaled $715,000. The increase of salaries, totaling $445,000, was the result of annual increases and a slight increase of the average annual full time employee equivalent ("FTE") during 1999 compared to 1998. For 1999, the average FTE was 330 compared to 326 during 1998. The incentive compensation and deferred compensation for the CEO combined for a total increase of $270,000, mainly due to the growth of pre-tax earnings in 1999 compared to 1998.

  During the fourth quarter of 1999, the Company sold available for sale securities with a net book value of $135.6 million realizing a $751,000 loss on sale. There were no losses incurred on sale transactions in 1998.

  Net other real estate expense increased $221,000, or 109%, in 1999 compared to 1998. A $1,900,000 addition to the valuation allowance in 1999 was partially offset by a $1,860,000 increase of net gain on sale of OREO. During the third quarter of year 1999, one of the Bank's OREO properties was sold resulting in a $1,116,000 gain on sale.

  Other non-interest expense increased $334,000, or 4.9%, from 1998 to 1999, and included a $260,000 accelerated write-off of the intangible asset associated with an escrow subsidiary, the assets of which were sold to a third party.

Provision for Income Taxes

  For 2000, the Company's provision for income taxes was $23,660,000, an increase of $5,328,000, or 29.1%, from $18,332,000 recorded in 1999. The effective tax rate in 2000 was 38.1% as compared to 37.9% in 1999. The increased effective tax rate was due primarily to the reduced level of low income housing ("LIH") tax credits as a percentage of pre-tax income. The LIH tax credit was $1,775,000 in 2000 as compared to $1,980,000 in 1999.

  For 1999, the Company's provision for income taxes was $18,332,000, an increase of $1,568,000, or 9.4%, from $16,764,000 recorded in 1998. The effective tax rate in 1999 was 37.9% as compared to 37.3% in 1998.

Financial Condition

  The Company's assets totaled $1,969.1 million as of December 31, 2000, representing an increase of $224.9 million, or 12.9%, over the $1,744.2 million total assets as of December 31, 1999. The asset growth was primarily funded by an increase of total deposits of $183.8 million. Total stockholders' equity increased $54.7 million.

  The year 2000 asset growth was reflected in both securities and loans and leases, which increased $172.1 million, or 25.1%, and $43.0 million, or 4.6%, respectively.

Loans and Leases

  The growth of loans and leases to $969.0 million as of December 31, 2000, from $926.0 million as of December 31, 1999, represents a $43.0 million, or 4.6% increase. The largest growth component of the loan portfolio was commercial loans which increased $51.1 million, or 12.8%. The commercial loan growth was primarily due to trade financing loans which increased $38.1 million, or 12.1%, from $315.3 million as of December 31, 1999, to $353.4 million as of December 31, 2000.

  Trade financing loans are made by the Bank's Corporate Lending and International Division which, in addition to granting loans to finance the import and export of goods between the United States and countries in the Pacific Rim, also provides letters of credit and other related services. The Bank does not make loans to foreign banks, foreign governments or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis. All loan transactions are U.S. dollar denominated.

  Commercial loans also include $60.2 million of unsecured loans and $35.9 million of Small Business Administration loans of which $23.5 million are government sponsor-guaranteed. As of December 31, 2000, commercial loans represented 46.4% of the total loan portfolio compared to 43.0%, as of December 31, 1999.

  Construction loans are real estate loans secured by first trust deeds. As of December 31, 2000, construction loans totaled $166.7 million, or 17.2%, of the total loan portfolio, representing a decrease of $28.4 million, or 14.6%. The decline reflected the pay-off of the $30.9 million loan to Sunrise Suites in 2000. As of December 31, 1999 construction loans totaled $195.1 million and represented 21.1% of the total loan portfolio.

  Conventional real estate loans are loans, other than construction loans, secured by first trust deeds or junior real estate liens. As of December 31, 2000, conventional real estate loans totaled $309.8 million, or 32.0%, of the total loan portfolio, representing a $14.2 million, or 4.8%, increase. As of December 31, 1999, conventional real estate loans totaled $295.6 million, or 31.9% of the loan portfolio.

  The Company's lending policy limits the loan to value ratio on conventional real estate and construction loans to a maximum of 75% of the appraised value with loans in excess of such amount being on an exception basis.

  The following table sets forth the breakdown by type of collateral for construction and conventional real estate loans as of December 31, 2000 and 1999:

(In Thousands)                              2000                                            1999
----------------------------------------------------------------------------------------------------------------------
                                               Conventional                                    Conventional
                       Construction            Real Estate             Construction            Real Estate
Project Type              Loans     Percentage    Loans     Percentage    Loans     Percentage    Loans     Percentage
----------------------------------------------------------------------------------------------------------------------
Residential:
 Single-Family           $ 79,280        48%     $ 18,584         6%     $110,101        56%     $ 13,141         4%
 Townhouse                  6,161         4           519         1         6,923         4           860         1
 Condominums               59,838        36         4,371         1        32,920        17         4,403         1
 Multi-Family              12,107         7        40,328        13             -         -        34,714        12
 Land Development               -         -             -         -             -         -           292         -
                         --------      ----      --------      ----      --------      ----      --------      ----
Total Residential        $157,386        95%     $ 63,802        21%     $149,944        77%     $ 53,410        18%
                         --------      ----      --------      ----      --------      ----      --------      ----
Non-Residential:
 Warehouse               $      -         -%     $ 50,584        16%     $  3,159         2%     $ 54,091        18%
 Retail Facilities              -         -        57,806        19        34,646        18        54,528        19
 Industrial Use             3,864         2        32,240        10         2,657         1        28,916        10
 Office                     1,510         1        24,634         8             -         -        27,334         9
 Hotel and Motel                -         -        56,098        18             -         -        56,504        19
 Other                      3,896         2        24,670         8         4,727         2        20,831         7
                         --------      ----      --------      ----      --------      ----      --------      ----
Total Non-Residential    $  9,270         5%     $246,032        79%     $ 45,189        23%     $242,204        82%
                         --------      ----      --------      ----      --------      ----      --------      ----
Total                    $166,656       100%     $309,834       100%     $195,133       100%     $295,614       100%
                         ========      ====      ========      ====      ========      ====      ========      ====

  Substantially all of the collateral securing construction and conventional real estate loans is located in California. However, the Bank does financing out-of-state as well. As of December 31, 2000, the Bank has a full service branch in the state of Washington and continues to maintain a loan production office in the city of New York.

  Other loans are primarily comprised of loans secured by the Bank's time deposits. Other loans totaled $26.0 million and $20.2 million, as of December 31, 2000 and 1999, respectively.

  Leveraged leases are comprised primarily of two aircraft leveraged leases. In December 1997, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.0 million and a remaining estimated economic life of 28 years. The lease term ends in March, 2016, however, the lessee has an early buy out option in the year 2011. The Company's equity investment is $8.0 million. As of December 31, 2000, the aircraft is subject to $16.1 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the full-term lease is estimated to be $5.5 million, as of December 31, 2000, unchanged from prior years.

  In December 1996, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.2 million and a remaining estimated economic life of 30 years. The lease term is through the year 2012. The Company's equity investment is $8.6 million. As of December 31, 2000, the aircraft is subject to $14.0 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $7.6 million, as of December 31, 2000, unchanged from prior years.

  The value of the leveraged leases may be affected in the future by the profitability and growth of the airline industry.

This, in turn, is affected by the general economy, the cost of fuel and labor relations. A weaker economy in 2001, plus specific industry factors such as the above, could result in the decline in the value of the leveraged leases.

  For federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.

  In addition to the two aircraft leveraged leases, the Company has two other equipment leveraged leases included in loans and leases totaling $0.5 million, as of December 31, 2000.

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

  The following table sets forth the gross amount of loans and leases outstanding in each category as of the dates indicated:

                                                  December 31,
------------------------------------------------------------------------------
(In Thousands)                      2000     1999     1998     1997     1996
------------------------------------------------------------------------------
Commercial                        $449,484 $398,379 $309,198 $233,309 $183,268
Real Estate - Construction         166,656  195,133  177,737   90,560   66,572
Real Estate - Conventional         309,834  295,614  263,869  276,350  273,080
Installment                              2       11       37       54       86
Other Loans                         25,969   20,238   22,302   23,993   22,362
Leveraged Leases                    17,078   16,582   15,802   14,563    6,986
Loans to Depository Institutions         -        -        -        -   50,000
                                  -------- -------- -------- -------- --------
Total                             $969,023 $925,957 $788,945 $638,829 $602,354
                                  ======== ======== ======== ======== ========

  The following table shows the maturity schedule of the Company's loans and leases outstanding as of December 31, 2000, which is based on the remaining scheduled repayments of principal. Non-accrual loans of $14.8 million are included in the "within one year" category:

                                      After
                                     One but    More
                             Within   Within    than
                              One      Five     Five
(In Thousands)                Year    Years    Years    Total
---------------------------------------------------------------
Commercial                  $343,394 $ 71,562 $ 34,528 $449,484
Real Estate - Construction   153,585   13,071        -  166,656
Real Estate - Conventional    61,926  151,452   96,456  309,834
Installment                        2        -        -        2
Other Loans                   25,770      199        -   25,969
Leveraged Leases                 169      344   16,565   17,078
                            -------- -------- -------- --------
Total                       $584,846 $236,628 $147,549 $969,023
                            ======== ======== ======== ========

  As of December 31, 2000, excluding non-accrual loans, loans and leases scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

                               After
                              One but    More
                               Within    than
                      Within    Five     Five
(In Thousands)       One Year  Years    Years    Total
--------------------------------------------------------
Total Fixed Rate     $ 43,196 $121,583 $110,643 $275,422
Total Variable Rate   678,778        -        -  678,778
                     -------- -------- -------- --------
Total                $721,974 $121,583 $110,643 $954,200
                     ======== ======== ======== ========

  As of December 31, 2000, there were no loans held for sale and no loans held for sale were originated during 2000. As of December 31, 2000, the Bank continues to service mortgages under an FNMA contract amounting to $1.7 million.

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

  The following table provides information with respect to the Company's past due loans, non-accrual loans, other real estate owned and restructured loans, as of the dates indicated:

                                                  December 31,
----------------------------------------------------------------------------
(In Thousands)                        2000    1999    1998    1997    1996
----------------------------------------------------------------------------
Loans 90 Days or More Past Due and
 Still Accruing                      $ 2,217 $     - $   780 $ 2,778 $ 6,779
Non-accrual Loans                     14,823  44,521  20,790   9,834  11,719
                                     ------- ------- ------- ------- -------
Total Past Due Loans                  17,040  44,521  21,570  12,612  18,498
Restructured Loans                     4,978   7,249  10,440  20,323  23,125
                                     ------- ------- ------- ------- -------
Total Non-performing Loans            22,018  51,770  32,010  32,935  41,623
Other Real Estate Owned, Net           1,035   8,170   6,885   7,871  12,988
                                     ------- ------- ------- ------- -------
Total Non-performing Assets          $23,053 $59,940 $38,895 $40,806 $54,611
                                     ======= ======= ======= ======= =======
Non-performing Assets to
 Period End Loans and Leases, Net,
 Plus Other Real Estate Owned, Net      2.44%   6.59%   5.05%   6.52%   9.17%
                                     ======= ======= ======= ======= =======
 Non-performing Assets to Period End
  Total Assets                          1.17%   3.44%   2.31%   2.70%   4.04%
                                     ======= ======= ======= ======= =======

  Total non-performing assets declined to $23.1 million, as of December 31, 2000, from $59.9 million as of December 31, 1999, representing a $36.8 million, or 61.5% decrease. The decline is primarily due to the pay-off of the Sunrise Suites loan which had a balance of $30.9 million as of December 31, 1999. Other Real Estate Owned also declined by $7.1 million.

Past-due loans of 90 days or more and still accruing

  Four credits comprise the balance of $2.2 million for loans 90 days past due and still accruing. All credits are being renewed and there is no anticipated loss of interest or principal on the credits. There were no loans 90 days or more past due and still accruing as of December 31, 1999.

Non-accrual loans

  The following table analyzes the $29.7 million decline of non-accrual loan activity during the year:

(In Thousands)
--------------------------------------------------

Balance at December 31, 1999             $ 44,521
Add: Loans Placed on Non-accrual Status    24,237
Less: Charge-offs                          (4,160)
  Returned to Accrual Status               (3,189)
  Repayments                              (46,201)
  Transferred to OREO                        (385)
                                         ---------
Balance at December 31, 2000             $ 14,823
                                         =========

  The net decrease of non-accruals from year-end 1999 was primarily due to the collection of $46.2 million. This included the pay-off of Sunrise Suites, a construction loan which had a balance of $30.9 million included in non-accrual loans outstanding as of December 31, 1999.

  The following table breaks out the Company's non-accrual loans by loan category as of December 31, 2000 and 1999:

(In Thousands)               2000    1999
-------------------------------------------
Commercial                  $14,823 $ 8,567
Real Estate - Construction        -  35,694
Real Estate - Conventional        -     221
Other Loans                       -      39
                            ------- -------
Total                       $14,823 $44,521
                            ======= =======

  The effect of non-accrual loans outstanding as of year-end on interest income for the years 2000, 1999 and 1998 is presented below:

(In Thousands)             2000     1999    1998
---------------------------------------------------
Contractual Interest Due  $ 2,043  $4,546  $ 2,192
Interest Recognized        (1,606)   (972)  (1,540)
                          -------  ------  -------
Net Interest Foregone     $   437  $3,574  $   652
                          =======  ======  =======

  Contractual interest due is based on original loan amounts. Any partial charge-offs are not considered in the determination of contractual interest due.

Restructured loans

  The balance of restructured loans as of December 31, 2000, was $5.0 million compared to $7.2 million as of December 31, 1999, representing a $2.2 million, or 31.3%, decrease. The decline was primarily the result of the pay-off of $2.3 million of five loans during the year and continuing monthly payments pursuant to the restructured terms. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of December 31, 2000, restructured loans consisted of six credits, down from nine, as of December 31, 1999. The weighted average yield of the restructured loans as of December 31, 2000, was 10.42%.

  The following table breaks out the restructured loans by accrual status as of the dates indicated:

                       December 31,
------------------------------------
(In Thousands)          2000   1999
------------------------------------
Restructured Loans
 On Accrual Status     $4,978 $7,249
 On Non-accrual Status    158    216
                       ------ ------
Total                  $5,136 $7,465
                       ====== ======

  As of December 31, 2000, there are no commitments to lend additional funds to borrowers associated with restructured loans.

  The effect of restructured loans outstanding as of year-end on interest income for the years ended December 31, 2000, 1999 and 1998 is presented below:

(In Thousands)            2000   1999    1998
------------------------------------------------
Contractual Interest Due  $ 968  $ 993  $ 1,491
Interest Recognized        (684)  (764)  (1,150)
                          -----  -----  -------
Net Interest Foregone     $ 284  $ 229  $   341
                          =====  =====  =======

Other real estate owned

  As of December 31, 2000 other real estate owned, net of valuation allowance of $0.9 million, totaled $1.0 million, representing a decrease of $7.2 million, or 88.6%, from the balance of $8.2 million, net of valuation allowance of $3.0 million, as of December 31, 1999. The decline is primarily due to the disposition of one property, an industrial facility with a carrying value of $6.4 million as of December 31, 1999. The property was sold for a net gain of $1,473,000. As of December 31, 2000, OREO consisted of six properties, down from twelve properties, as of December 31, 1999.

  The following is an analysis of the change in gross OREO (OREO before valuation allowance):

(In Thousands)
----------------------------------------------
Beginning Balance, December 31, 1999  $11,185
Additions                                 673
Dispositions                           (9,932)
                                      -------
Ending Balance, December 31, 2000     $ 1,926
                                      =======

  The net gain realized on the sales for 2000 was $1,841,000 compared to $2,604,000 for 1999.

  As of December 31, 2000, the outstanding OREO properties are all included in the Bank's market area. They include commercial and industrial buildings, and land. Eight properties comprise the land category of OREO. The Company intends to enter into a partnership to develop one of the land properties. There is no intent to develop the other properties.

  The following table sets forth OREO by type of property as of the dates indicated:

                                 December 31,
------------------------------------------------
(In Thousands)                   2000    1999
------------------------------------------------
Property Type
Single-Family Residential       $    -  $   395
Land                               471    1,099
Retail Facilities                  803    1,141
Industrial Facilities/Building     652    8,550
Less: Valuation Allowance         (891)  (3,015)
                                ------  -------
Total                           $1,035  $ 8,170
                                ======  =======

Impaired loans

  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $13.4 million of net recorded investment of impaired loans as of December 31, 2000, $3.0 million is included in the balance of restructured loans and is performing pursuant to the terms and conditions of the restructuring.

  The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the dates indicated:

                                                     As of and for the Year
                                                       Ended December 31,
-------------------------------------------------------------------------------
(In Thousands)                                        2000     1999     1998
-------------------------------------------------------------------------------
Recorded Investment with Related Allowance           $ 9,598  $42,881  $20,746
Recorded Investment with no Related Allowance          3,778    4,003    1,519
                                                     -------  -------  -------
Total Recorded Investment                             13,376   46,884   22,265
Allowance on Impaired Loans                           (2,626)  (5,806)  (3,250)
                                                     -------  -------  -------
Net Recorded Investment in Impaired Loans            $10,750  $41,078  $19,015
                                                     =======  =======  =======
Average Total Recorded Investment in Impaired Loans  $20,431  $46,479  $13,467
Interest Income Recognized                           $ 1,222  $   538  $   478

  Of the amount of interest income recognized in 2000, 1999 and 1998, no interest was recognized under the cash basis method.

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

Allowance for Credit Losses

  As of December 31, 2000, the balance of the allowance for credit losses was $19.4 million, representing 2.00% of outstanding loans and leases. This compares to an allowance for credit losses of $19.8 million as of December 31, 1999, representing 2.14% of outstanding loans and leases.

  The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of December 31, 2000 and 1999. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

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

  The ratio of the allowance for credit losses to non-performing and restructured loans increased to 88.2% as of December 31, 2000 from 38.3% as of December 31, 1999. As a percentage of non-accrual loans, the allowance increased to 131.1% as of December 31, 2000 compared to 44.5% as of December 31, 1999.

  A detailed analysis of the Company's allowance for credit losses, the recoveries on loans previously charged off, and the amount of loans and leases charged off is summarized in the following table:

(In Thousands)                       2000     1999     1998     1997     1996
-------------------------------------------------------------------------------
Balance at Beginning of Year       $19,808  $19,381  $16,776  $16,209  $16,674
Charge-Offs:
  Commercial                         4,192    6,330    1,949    3,848    1,492
  Real Estate                          198        7      338      803    5,810
  Installment & Other                    -        -        -       47      148
                                   -------- -------- -------- -------- --------
Total Charge-Offs                    4,390    6,337    2,287    4,698    7,450
                                   -------- -------- -------- -------- --------
Recoveries:
  Commercial                         1,680      417      901      491      315
  Real Estate                        1,128    2,847    2,491    3,723    2,139
  Installment & Other                    -        -        -       51       31
                                   -------- -------- -------- -------- --------
Total Recoveries                     2,808    3,264    3,392    4,265    2,485
                                   -------- -------- -------- -------- --------
Net Charge-Offs (Recoveries)         1,582    3,073   (1,105)     433    4,965
Provision Charged to Operating
 Expense                             1,200    3,500    1,500    1,000    4,500
                                   -------- -------- -------- -------- --------
Balance at End of Year             $19,426  $19,808  $19,381  $16,776  $16,209
                                   ======== ======== ======== ======== ========
Ratio of Net Charge-Offs to Aver-
 age Loans and Leases Outstanding     0.17%    0.36%    N/A      0.07%    0.96%
                                   ======== ======== ======== ======== ========
Allowance for Credit Losses to
 Year-end Loans and Leases            2.00%    2.14%    2.46%    2.63%    2.69%
                                   ======== ======== ======== ======== ========
Allowance for Credit Losses to
 Non-accrual Loans                  131.05%   44.49%   93.22%  170.59%  138.31%
                                   ======== ======== ======== ======== ========
Allowance for Credit Losses to
 Non-performing and Restructured
 Loans                               88.23%   38.26%   60.55%   50.94%   38.94%
                                   ======== ======== ======== ======== ========
Provision for Credit Losses Di-
 vided by Net Charge-offs            75.85%  113.90%    N/A    230.95%   90.63%
                                   ======== ======== ======== ======== ========
Allowance for Credit Losses to
 Past Due Loans                     114.00%   44.49%   89.85%  133.02%   87.63%
                                   ======== ======== ======== ======== ========

  For the year 2000, there were net charge-offs of $1.6 million compared to net charge-offs of $3.1 million in 1999. Charge-offs declined from $6.3 million in 1999 to $4.4 million in 2000. Recoveries declined from $3.3 million in 1999 to $2.8 million in 2000.

  Although the Company does not normally allocate the allowance for credit losses to specific loan categories, an allocation to the major categories has been made for purposes of this report as set forth in the table below. These allocations are estimates based on historical loss experience and management's judgment. The allocation of the allowance for credit losses is not necessarily an indication that the charge-offs will occur, or if they do occur, that they will be in the proportion indicated in the following table:

                                                        December 31,
--------------------------------------------------------------------------------------------------------------
                              2000             1999             1998               1997               1996
(Dollars In Thousands)     (1)     (2)      (1)     (2)      (1)     (2)       (1)      (2)        (1)     (2)
--------------------------------------------------------------------------------------------------------------
Commercial               $11,500  46.4%   $ 8,626  43.0%   $ 9,834   39.2%   $ 6,538    36.5%   $ 4,664    30.4%
Real Estate -
 Construction              3,265  17.2      6,636  21.1      4,307   22.5      1,852    14.2      2,796    11.1
Real Estate -
 Conventional              4,147  31.9      4,078  31.9      4,669   33.5      7,478    43.2      8,337    45.3
Installment                    -     -          -     -          1      -          1       -          1       -
Other Loans                  310   2.7        257   2.2        337    2.8        372     3.8        313     3.7
Leveraged Leases             204   1.8        211   1.8        233    2.0        535     2.3         98     1.2
Loan to Depository
 Institutions                  -     -          -     -          -      -          -       -          -     8.3
                         ------- -----    ------- -----    -------  -----    -------   -----    -------   -----
Total                    $19,426 100.0%   $19,808 100.0%   $19,381  100.0%   $16,776   100.0%   $16,209   100.0%
                         ======= =====    ======= =====    =======  =====    =======   =====    =======   =====

(1) Amount represents the allocated portion of the allowance for credit losses to the credit categories for each respective year
(2) Percentage indicated represents the proportion of each loan category to total loans for each respective year

  Included in the loan portfolio are $449.5 million of commercial loans. Borrowers include companies in the high technology and garment industries. In the past year, high technology companies have been subject to volatile capital markets and their ability to raise money to fund operations has been affected. This could affect their ability to repay loans from the Company. The garment industry has been affected by increasing competition and more recently, a decline in retail sales, which could also affect the ability of borrows from the industry to repay. All borrowers are affected by the strength of the economy. A weaker economy in 2001, plus specific industry factors such as the above, could result in an increase of problem credits and an increase in the provision for credit losses.

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

  Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with net unrealized gains or losses reflected net of tax in other comprehensive income.

  As of December 31, 2000, the Company recorded net unrealized holding gains of $17,081,000 on its available for sale portfolio. These gains include a net unrealized holding gain of $5,898,000 associated with warrants in one company classified as available for sale. Included as a component of other comprehensive income is $9,900,000, representing the net unrealized holding gains, net of tax. As of December 31, 1999, the Company had recorded net unrealized holding losses of $14,283,000 on its available for sale portfolio and included $8,278,000 in other comprehensive loss representing the net unrealized holding losses, net of tax.

  The following table discloses proceeds received and gross gains / losses recognized from the sale of securities for the years as indicated:

     Security
     Classification                2000                    1999
    -------------------------------------------------------------------
     (In Thousands)      Proceeds  Gain   (Loss)   Proceeds Gain (Loss)
    -------------------------------------------------------------------
     Available for Sale  $201,021 $   55 $(10,396) $134,826 $  - $(751)
     Held for Trading      11,151  9,577        -       369  366     -
                         -------- ------ --------- -------- ---- ------
     Total               $212,172 $9,632 $(10,396) $135,195 $366 $(751)
                         ======== ====== ========= ======== ==== ======

  Included in the sale of securities in 2000 was the sale of $15 million of debt issued by Finova Capital Corp. at a loss of $6,388,000, of which $9 million of the proceeds were reinvested in other Finova securities. When the investment in the $15 million of corporate debt was made by the Bank, the debt was "A" rated and in conformity with the investment policy of the Bank. When the debt was downgraded, management reviewed outside analyses and decided to continue to hold the securities and monitor the financial performance of Finova. It was concluded that the price of the securities did not reflect the underlying value. In the 4th quarter, 2000, it was decided to sell the securities to recognize both the book and tax loss in the year 2000. The decision to reinvest the proceeds is consistent with the decision to maintain the position in the debt of Finova Capital Group, with the added benefit of the acceleration of the receipt of the tax losses and the possible benefit of future appreciation of the value of the securities. The Bank's investment policy is unchanged. The securities repurchased were not identical to those sold.

  The following table summarizes the carrying value of the Company's securities held to maturity, securities available for sale and trading securities for each of the past three years:

                                                     December 31,
    --------------------------------------------------------------------
     (In Thousands)                             2000     1999     1998
    --------------------------------------------------------------------
     Securities Held to Maturity
       U.S. Government Agencies               $  1,025 $  1,294 $ 24,594
       Collateralized Mortgage Obligations           -        6       22
                                              -------- -------- --------
     Total                                    $  1,025 $  1,300 $ 24,616
                                              ======== ======== ========
     Securities Available for Sale
       U.S. Treasuries                        $      - $      - $  1,862
       U.S. Government Agencies                 21,380   21,374   59,775
       Mortgage Backed Securities               94,262  170,771   73,207
       Commercial Mortgage Backed Securities    72,402   30,278        -
       Corporate Notes                          85,875   58,571   34,924
       Collateralized Mortgage Obligations     266,701  158,911  246,647
       Asset Backed Securities                 305,551  237,002  259,608
       Commercial Paper                              -        -   39,860
       Other Securities                          9,212    6,110    8,289
                                              -------- -------- --------
     Total                                    $855,383 $683,017 $724,172
                                              ======== ======== ========
     Trading Account Securities
       Equity Issues                          $  4,637 $  1,114 $      -
                                              -------- -------- --------
     Total                                    $  4,637 $  1,114 $      -
                                              ======== ======== ========

  As of December 31, 2000, the fair value of the unsecured corporate notes are as follows:

              (In Millions)
              --------------------------
              Lehman Brothers      $15.1
              Aristar Inc.          10.2
              Bear Stearns           9.7
              Household Financial    9.8
              American General       4.9
              CIT Group             10.1
              Heller Financial       5.0
              Countrywide Credit     2.0
              Ford Motor Credit     10.2
              Finova Capital Corp    8.9
                                   -----
              Total                $85.9
                                   =====

  The following table shows the contractual maturities of securities as of December 31, 2000, and the weighted average yields. The actual maturities of certain securities are expected to be shorter than the contractual maturities. Trading account securities are excluded as the issues in portfolio are shares of common stock. They are non-interest bearing with no stated maturity.

                                      After One but   After Five
                         Within One    within Five    but within    After Ten
                            Year          Years       Ten Years       Years           Total
(Dollars in Millions)   Amount Yield  Amount  Yield  Amount Yield Amount  Yield  Amount   Yield
------------------------------------------------------------------------------------------------
Securities Held to
 Maturity
   U.S. Government
   Agencies             $   -     -%  $  1.03  6.55% $    -    -% $     -     -% $  1.03   6.55%
                        -----  ------ ------- ------ ------ ----- ------- ------ ------- -------
Total                   $   -     -%  $  1.03  6.55% $    -    -% $     -     -% $  1.03   6.55%
                        =====  ====== ======= ====== ====== ===== ======= ====== ======= =======
Securities Available
 for Sale
   U.S. Government
    Agencies            $   -     -%  $ 20.30  6.44% $    -    -% $  1.08  7.49% $ 21.38   6.49%
  Mortgage Backed
    Securities              -     -         -     -   14.29 6.79    79.97  6.79    94.26   6.79
  Commercial Mortgage
    Backed Securities       -     -         -     -   38.91 7.07    33.49  7.31    72.40   7.18
  Corporate Notes           -     -     85.88 10.08       -    -        -     -    85.88 1 0.08
  Collateralized
    Mortgage Obligations    -     -         -     -       -    -   266.70  7.21   266.70   7.21
  Asset Backed
    Securities              -     -         -     -       -    -   305.55  6.95   305.55   6.95
  Other Securities       9.21  8.22         -     -       -    -        -     -     9.21   8.22
                        -----  ------ ------- ------ ------ ----- ------- ------ ------- -------
Total                   $9.21  8.22%  $106.18  9.38% $53.20 7.00% $686.79  7.05% $855.38   7.34%
                        =====  ====== ======= ====== ====== ===== ======= ====== ======= =======

  The following table summarizes the aggregate book value and fair value of securities of any one issuer which exceeds ten percent of stockholders' equity as of December 31, 2000. The table excludes securities issued by the U.S. Government.

              (In Thousands)
              -----------------------------------------------
                                                Book     Fair
              Issuer                           Value    Value
              -----------------------------------------------
              American Business Financial
               Services                     $ 20,088 $ 20,006
              Bank of America                 20,036   20,395
              Chase Mortgage                  23,238   23,757
              Citicorp Mortgage Securities    26,786   26,649
              Conti Mortgage Corp.            23,148   23,323
              Countrywide Corporation         26,191   26,500
              Equicredit Corp.                19,844   20,181
              First Horizon Mortgage          19,151   19,442
              Industry Mortgage Co.           22,072   22,157
              Norwest Capital                 24,677   24,932
              PNC Mortgage Securities         24,887   25,545
              Provident Bank                  24,543   24,423
              Residential Funding Corp.       24,923   25,501
              United Companies Financial      21,272   21,363
              Washington Mutual               19,812   20,016
                                            -------- --------
              Total                         $340,668 $344,190
                                            ======== ========

  The above includes corporate notes, asset backed securities, mortgage backed securities and collateralized mortgage obligations. The rating of the corporate notes included above is single-A. All other securities are rated triple-A.

Other Investments

  As of December 31, 2000, other investments totaled $15.4 million. Included in the balance is $7.5 million of investments in various venture capital funds that invest in technology companies. As of December 31, 2000 undisbursed commitments to invest in these various funds totaled $8.5 million. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity ownership in the beneficial interests of an aircraft finance trust ("AFT") totaling $7.5 million as of December 31, 2000. AFT owns a number of aircraft on lease to different lessees in various countries. All of these partnership interests are accounted for by the equity method. As previously mentioned, issues affecting the airline industry could affect the value and future income of the AFT investment. As of December 31, 2000, no impairment on these investments appears to have been noted.

  Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act, totaling $0.4 million at December 31, 2000. Such investments are accounted for by using the cost method.

Funding Sources

Deposits

  The Company's deposits totaled $1,674.6 million as of December 31, 2000, representing a $183.8 million, or 12.3%, increase over the $1,490.8 million total deposits as of December 31, 1999. The largest deposit growth was in time certificates of deposit of $100,000 or more which increased $113.8 million, or 16.0%. Interest bearing demand reflected growth of $65.9 million, or 20.4%. Other time deposits totaled $182.4 million, as of December 31, 2000, representing a $19.8 million, or 9.8% decrease from the $202.2 million as of December 31, 1999. Time certificates of deposit of $100,000 or more includes $100 million of deposits from the state of California as of December 31, 2000 and December 31, 1999. These deposits are collateralized by collateralized mortgage obligations at 110%, as is required for all public time deposits.

  During 2000, average deposits increased to $1,634.9 million from $1,442.4 million during 1999, representing an increase of $192.5 million, or 13.3%.

  The following table sets forth the average amount, the percentage to total average deposits and the average rate paid on each of the following deposit categories for the years ending December 31, 2000 and 1999:

                                   2000                        1999
-------------------------------------------------------------------------------
                                           Weighted                    Weighted
                         Average           Average   Average           Average
(Dollars In Thousands)    Amount    Ratio    Rate     Amount    Ratio    Rate
-------------------------------------------------------------------------------
Deposits
  Noninterest-Bearing
   Demand Deposits      $  190,863  11.67%     -%   $  164,620  11.41%     -%
  Interest-Bearing De-
   mand Deposits           395,362  24.18   3.53       299,588  20.77   2.56
  Saving Deposits           74,324   4.55   2.46        82,356   5.71   2.20
  Time Deposits            974,346  59.60   5.45       895,875  62.11   4.57
                        ---------- -------  -----   ---------- -------  -----
Total                   $1,634,895 100.00%  4.77%   $1,442,439 100.00%  3.94%
                        ========== =======  =====   ========== =======  =====

  The growth of deposits from the Company's customers reflects the continuing tradition of personalized services. A substantial portion of the growth in interest-bearing demand was from deposits of technology companies and venture capital funds in Northern California. There are no brokered deposits outstanding. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable. The following table is indicative of the length of the relationship of depositors of time certificates of deposit of $100,000 or more with the Bank as of December 31, 2000 and 1999:

                        2000
-----------------------------------
(Dollars in                 No. of
Thousands)         Amount  Accounts
-----------------------------------
3 years or more   $626,200  2,787
2-3 years           55,750    282
1-2 years           70,092    378
Less than 1 year    74,115    392
                  --------  -----
Total             $826,157  3,839
                  ========  =====

                        1999
-----------------------------------
(Dollars in                 No. of
Thousands)         Amount  Accounts
-----------------------------------
3 years or more   $439,394  2,353
2-3 years          158,276    320
1-2 years           56,980    264
Less than 1 year    57,748    345
                  --------  -----
Total             $712,398  3,282
                  ========  =====

The maturity schedule of time certificates of deposit of $100,000 or more as of December 31, 2000 is as follows:

(In Thousands)                    Amount
-----------------------------------------
3 Months or Less                 $455,884
Over 3 Months Through 6 Months    143,916
Over 6 Months Through 12 Months   220,319
Over 12 Months                      6,038
                                 --------
Total                            $826,157
                                 ========

Other Borrowings

  As of December 31, 2000, the Bank had obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $25.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. The following relates to the three outstanding advances as of December 31, 2000:

                                                                                    Fixed Rate
Maturity                              Amount                                        of Interest
-----------------------------------------------------------------------------------------------
January 31, 2001                    $10,000,000                                           5.19%
April 30, 2001                       10,000,000                                           4.92%
July 15, 2002                         5,000,000                                           5.61%

  The total outstanding of $25 million of advances as of December 31, 2000 has a composite fixed rate of interest of 5.17%.

  Other borrowings also include subordinated debt which is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance in July, 1997. The discount is amortized as a yield adjustment over the 10-year life of the notes.

Forward Sales-Equity Securities

  As of December 31, 2000, there were no forward sale contracts outstanding. As of December 31, 1999, there were contracts outstanding with a fair value of $828,000.

Capital Resources

  Stockholders' equity totaled $187.8 million as of December 31, 2000, an increase of $54.8 million, or 41.1%, from $133.0 million as of December 31, 1999. The net increase from year-end 1999 to year-end 2000 was due to the following:

Stockholders' Equity                                                   Amount
-------------------------------------------------------------------------------
(In Thousands)
-------------------------------------------------------------------------------
Beginning Balance, December 31, 1999                                  $133,038
Repurchase of Stock                                                     (3,732)
Net Income                                                              38,476
Cash Dividends Declared                                                 (4,513)
Change in Securities Valuation                                          18,178
Change in Foreign Currency Translation Adjustment                           (1)
Stock Issuance (Includes $1,571 cost of shares held in Trust for De-
 ferred Compensation)                                                    5,376
Tax Benefits related to Exercise of Stock Options                          960
                                                                      ---------
Ending Balance, December 31, 2000                                     $187,782
                                                                      =========

  On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of GBC Bancorp stock. The purchases have been done from time to time in open market transactions. As of December 31, 2000, 169,100 shares had been repurchased at an average cost of $22.10 per share.

  In February, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of GBC Bancorp stock. This program is in addition to the program authorized by the Board in December, 1999, as described above.

  For the year ended December 31, 2000 and 1999, the ratio of the Company's average stockholders' equity to average assets was 8.12% and 8.57%, respectively. The decline of the ratio is due primarily to the stock repurchases of previous years.

  Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company is financially sound. Risk-based capital guidelines issued by regulatory authorities in 1989 assign risk weightings to assets and off-balance sheet items. The guidelines require a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. Tier 1 capital consists of common stockholders' equity and non-cumulative perpetual preferred stock, less goodwill and nonqualifying intangible assets, while total capital includes other elements, primarily cumulative perpetual, long-term and convertible preferred stock, subordinated and mandatory convertible debt, plus the allowance for loan losses, within limitations. The unrealized gain/loss on debt securities available for sale, net of tax, is not included in either Tier 1 or the total capital computation; however, the unrealized gain/loss on equity securities is included in Tier 1 or Tier 2 as appropriate, subject to limitations.

  In addition, a minimum Tier 1 leverage ratio of 3% is required for the highest rated banks. All other state nonmember banks, must meet a minimum leverage ratio of not less than 4%. This ratio is defined as Tier 1 capital to average total assets, net of nonqualifying intangible assets, for the most recent quarter.

  During 1992, pursuant to the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators set forth the definitions for "adequately capitalized" and "well capitalized" institutions. An "adequately capitalized" institution is one that meets the minimum regulatory capital requirements. A "well capitalized" institution is one with capital ratios as shown in the following table. As of December 31, 2000, the Company's and the Bank's Tier 1 risk based capital, total risk based capital and leverage ratios exceeded the "well capitalized" ratio requirements as follows:

                                                              Minimum        Well
                              GBC Bancorp    General Bank    Regulatory  Capitalized
           (In Thousands)    Amount  Ratio   Amount  Ratio  Requirements Requirements
           --------------------------------------------------------------------------
           Tier 1           $177,876 10.23% $190,227 11.13%      4%           6%
           Total            $239,088 13.75% $209,652 12.26%      8%          10%
           Leverage Ratio   $177,876  8.96% $190,227  9.63%      4%           5%

GBC Bancorp Executive Obligation Trust (the "Trust")

  In the first quarter, 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. In March 2000, 71,007 shares of Company stock were issued and transferred to the Trust representing the earned deferred compensation payable in connection with the stock retention program set forth in the Agreement.

  In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of retained earnings. As of December 31, 2000 this amount was $1,571,000 representing the cost of the 71,007 shares held in the Trust. On January 11, 2001, 25,928 shares of Company stock at a cost of $903,000, were issued and transferred to the Trust representing the year 2000 earned deferred compensation payable in connection with the Agreement.

Asset Liability and Market Risk Management

Liquidity

  Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments, which include auction preferred stocks, federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity and maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $785.0 million, or 39.9%, of total assets as of December 31, 2000 compared with $504.5 million, or 28.9%, of total assets as of December 31, 1999.

  To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the FHLB granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. As of December 31, 2000, the Company has $25 million outstanding under this financing facility representing 1.27% of total assets. Management believes its liquidity sources to be stable and adequate.

  As of December 31, 2000, total loans and leases represented 57.9% of total deposits. This compares to 62.1% as of December 31, 1999.

  The liquidity of the parent company, GBC Bancorp, and also indirectly its non-bank subsidiary, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to the limitations imposed by the Financial Code of the State of California. For 2000, the Bank declared
$17.0 million of cash dividends to GBC Bancorp. As of December 31, 2000, approximately $51.5 million of undivided profits of the Bank are available for dividends to the Company, subject to the subordinated debt covenant restrictions.

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

  "Gap" reports are originated as a means to provide management with a tool to monitor repricing differences, or "gaps", between assets and liabilities repricing in a specified period, based upon their underlying contractual rights. The use of "gap" reports is thus limited to a quantification of the "mismatch" between assets and liabilities repricing within a unique specified timeframe. Contractual "gap" reports cannot be used to quantify exposure to interest rate changes because they do not take into account timing differences between repricing assets and liabilities and changes in the amount of prepayments.

  As of December 31, 2000 there is a cumulative one year negative "gap" of $667.8 million, up from $591.4 million as of December 31, 1999.

  The following table indicates the Company's interest rate sensitivity position as of December 31, 2000, and is based on contractual maturities. It may not be reflective of positions in subsequent periods.

                                                  Interest Sensitivity Period
-----------------------------------------------------------------------------------------------------
                             0 to 90     91 to 365  Over 1 Year    Over     Non-Interest
(In Thousands)                 Days        Days     to 5 Years   5 Years   Earning/Bearing   Total
-----------------------------------------------------------------------------------------------------
Earning Assets
Securities Available for
 Sale                      $   14,922   $       -   $ 149,229   $691,232     $       -     $  855,383
Securities Held to Matu-
 rity                               -           -       1,025          -             -          1,025
Trading Account Securi-
 ties                               -           -           -          -         4,637          4,637
Federal Funds Sold & Se-
 curities Purchased Under
 Agreement to Resell           75,000           -           -          -             -         75,000
Loans and Leases(1)(2)        694,476      27,498     121,583    110,643             -        954,200
Non-Earning Assets(2)               -           -           -          -        78,864         78,864
                           ------------ ----------- ----------- ----------   -----------   ----------
Total Earning Assets       $  784,398   $  27,498   $ 271,837   $801,875     $  83,501     $1,969,109
                           ============ =========== =========== ==========   ===========   ==========
Source of Funds for As-
 sets
Deposits:
  Demand - Non-Interest
   Bearing                          -   $       -   $       -   $      -     $ 207,281     $  207,281
  Interest Bearing Demand     389,347           -           -          -             -        389,347
  Savings                      69,386           -           -          -             -         69,386
  TCD'S Under $100,000         96,570      84,281       1,547          -             -        182,398
  TCD'S $100,000 and Over     455,884     364,235       6,038          -             -        826,157
                           ------------ ----------- ----------- ----------   -----------   ----------
Total Deposits             $1,011,187   $ 448,516   $   7,585   $      -     $ 207,281     $1,674,569
                           ============ =========== =========== ==========   ===========   ==========
Borrowings from the Fed-
 eral Home Loan Bank           10,000      10,000       5,000          -             -         25,000
Subordinated Debt                               -           -     39,138             -         39,138
Other Liabilities                               -           -          -        42,620         42,620
Stockholders' Equity                            -           -          -       187,782        187,782
                           ------------ ----------- ----------- ----------   -----------   ----------
Total Liabilities and
 Stockholders' Equity      $1,021,187   $ 458,516   $  12,585   $ 39,138     $ 437,683     $1,969,109
                           ============ =========== =========== ==========   ===========   ==========
Interest Sensitivity Gap   $ (236,789)  $(431,018)  $ 259,252   $762,737     $(354,182)
Cumulative Interest Sen-
 sitivity Gap              $ (236,789)  $(667,807)  $(408,555)  $354,182             -
Gap Ratio (% of Total As-
 sets)                          -12.0%      -21.9%       13.2%      38.7%        -18.0%
Cumulative Gap Ratio            -12.0%      -33.9%      -20.7%      18.0%          0.0%

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

  Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing deposits with no stated maturity. The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by their expected maturity, and the fair value of these instruments as of December 31, 2000:

                                             Interest Sensitivity Period
-------------------------------------------------------------------------------------------
                                             Over 1
                                              Year                       Average
                          0 to 90   91 to     to 5    Over 5               Int
(In Thousands)              Days   365 Days  Years    Years     Total    Rate(2) Fair Value
-------------------------------------------------------------------------------------------
Interest-sensitive As-
 sets
Securities Available for
 Sale                     $ 56,608 $145,382 $505,131 $148,262 $  855,383  7.34%  $  855,383
Securities Held to Matu-
 rity                        1,025        -        -        -      1,025  6.55%         968
Federal Funds Sold & Se-
 curities Purchased Un-
 der Agreements to Re-
 sell                       75,000        -        -        -     75,000  6.38%      75,000
Loans and Leases(1)        694,476   27,498  121,583  110,643    954,200 10.00%     928,296
                          -------- -------- -------- -------- ----------         ----------
Total Interest-earning
 Assets                   $827,109 $172,880 $626,714 $258,905 $1,885,608         $1,859,647
                          ======== ======== ======== ======== ==========         ==========
Interest-sensitive Lia-
 bilities
Deposits:
Interest Bearing Demand   $ 13,474 $ 40,423 $258,431 $ 77,019 $  389,347  3.64%  $  389,347
Savings                      2,313    6,939   46,257   13,877     69,386  2.48%      69,386
Time Certificates of De-
 posit                     552,454  448,516    7,585        -  1,008,555  5.77%   1,009,023
                          -------- -------- -------- -------- ----------         ----------
Total Deposits            $568,241 $495,878 $312,273 $ 90,896 $1,467,288         $1,467,756
                          -------- -------- -------- -------- ----------         ----------
Borrowing from FHLB       $ 10,000 $ 10,000 $  5,000 $      - $   25,000  4.88%  $   24,994
Subordinated Debt                -        -        -   39,138     39,138  8.38%      31,938
                          -------- -------- -------- -------- ----------         ----------
Total Interest-sensitive
 Liabilities              $578,241 $505,878 $317,273 $130,034 $1,531,426         $1,524,688
                          ======== ======== ======== ======== ==========         ==========

(1) Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses
(2) The average interest rate relates to the year for the category of asset/liability indicated as of December 31, 2000. The rate for the subordinated debt is the stated rate of the debt outstanding as of December 31, 2000

  Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for non-maturity deposits. The Company utilizes assumptions supported by documented analysis for the expected maturities of its loans and repricing of its deposits and relies on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from the Company's expectations based on historical experience.

  The Company uses a computer simulation analysis in an attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital, respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off- balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity, as of December 31, 2000:

              Change In Interest       Net Interest        Market Value Of
                 Rates (Basis        Income Volatility    Equity Volatility
                   Points)           December 31, 2000(1) December 31, 2000(2)
              ----------------------------------------------------------------
                +200                       -2.4%                -11.9%
                +100                       -1.0%                 -5.4%
                 -
                100                        -1.5%                  1.6%
                 -
                200                        -4.5%                  0.6%

(1) The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios
(2) The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios

  The Company's primary objective in managing interest rate risk is to minimize the adverse effects of changes in interest rates on earnings and capital. In this regard, the Company has established internal risk limits for net interest income volatility given a 100 and 200 basis point decline in rates of 10% and 15%, respectively, over a twelve-month horizon. Similarly, risk limits have been established for market value of equity volatility in response to a 100 and 200 basis point increase in rates of 10% and 15%, respectively.

Forward-Looking Statements

  Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "should", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Market Risk, Liquidity, Interest Rate Sensitivity, Recent Accounting Developments, and Other Matters. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Recent Accounting Developments

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000, as deferred for one year by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -
 Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings.

  The Company estimates that at January 1, 2001, the date of adoption of SFAS No. 133, it will record $8,132,000 as an accumulated transition adjustment to earnings relating to the warrants that it holds and which qualify as derivatives. Included in this amount is $6,275,000 for a warrant that has been classified as available for sale and which is included in other comprehensive income at December 31, 2000.

  In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without consideration. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position, or cash flows.

Other Matters

  On March 2, 2001, the Company announced that General Bank had received a tentative verbal ruling against it in a commercial litigation case for $2 million plus interest of approximately $0.4 million. The Company has recorded the financial impact of this tentative ruling in the financial statements for the year ended December 31, 2000.

SELECTED FINANCIAL DATA

                                            Year Ended December 31,
-------------------------------------------------------------------------------------
(Dollars in Thousands,
Except Per Share Data)       2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------
Results of Operations
Interest Income           $  163,121  $  130,261  $  125,991  $  110,896  $   97,641
Interest Expense              74,679      56,283      57,018      49,423      43,661
                          ----------- ----------- ----------- ----------- -----------
Net Interest Income
 before Provision for
 Credit Losses                88,442      73,978      68,973      61,473      53,980
Provision for Credit
 Losses                        1,200       3,500       1,500       1,000       4,500
                          ----------- ----------- ----------- ----------- -----------
Net Interest Income
 after Provision for
 Credit Losses                87,242      70,478      67,473      60,473      49,480
Non-Interest Income           21,755      10,544       7,863       6,639       6,073
Non-Interest Expense          46,861      32,702      30,430      26,373      27,337
                          ----------- ----------- ----------- ----------- -----------
Income Before Income
 Taxes                        62,136      48,320      44,906      40,739      28,216
Provision for Income
 Taxes                        23,660      18,332      16,764      14,305       9,179
                          ----------- ----------- ----------- ----------- -----------
Income before
 Extraordinary Item           38,476      29,988      28,142      26,434      19,037
Extraordinary Item                 -           -           -        (488)          -
                          ----------- ----------- ----------- ----------- -----------
Net Income                $   38,476  $   29,988  $   28,142  $   25,946  $   19,037
                          =========== =========== =========== =========== ===========
Balance Sheet Data as of
 December 31
Assets                    $1,969,109  $1,744,200  $1,680,824  $1,509,437  $1,352,115
Loans and Leases, Net        945,512     902,000     763,650     617,605     582,507
Securities Available for
 Sale                        855,383     683,017     724,172     643,660     519,821
Securities Held to
 Maturity                      1,025       1,300      24,616      58,045      12,274
Deposits                   1,674,569   1,490,811   1,380,903   1,291,832   1,201,513
Stockholders' Equity         187,782     133,038     163,030     146,323     116,636
Per Share Data(1)
Earnings - Basic          $     3.33  $     2.41  $     2.00  $     1.90  $     1.42
Earnings - Diluted              3.26        2.37        1.96        1.84        1.39
Cash Dividends Declared         0.39        0.33        0.30        0.24        0.18
Year End Book Value            16.25       11.55       11.89       10.46        8.62
Average Shares
 Outstanding - Basic (In
 000's)                       11,554      12,430      14,049      13,733      13,444
Average Shares
 Outstanding - Diluted
 (In 000's)                   11,813      12,672      14,345      14,134      13,755
Financial Ratios
Return on Average Assets        2.01%       1.75%       1.76%       1.82%       1.46%
Return on Average
 Stockholders' Equity          24.80       20.48       17.59       20.03       17.93
Average Stockholders'
 Equity to Average
 Assets                         8.12        8.57       10.01        9.11        8.13
Net Interest
 Margin(2)(3)                   4.81        4.46        4.46        4.54        4.36
Net Charge-Offs (Net
 Recoveries) to Average
 Loans and Leases               0.17        0.36       (0.15)       0.07        0.96
Nonperforming Assets to
 Year End Loans and
 Leases, Net, Plus Other
 Real Estate Owned,
 Net(4)                         2.44        6.59        5.05        6.52        9.17
Allowance for Credit
 Losses to Year End
 Loans and Leases               2.00        2.14        2.46        2.63        2.69
Cash Dividend Payout(5)        11.73       13.45       14.97       12.75       12.73

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

CONSOLIDATED BALANCE SHEETS

                                                           December 31,
-----------------------------------------------------------------------------
(In Thousands)                                           2000        1999
-----------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                               $   40,306  $   26,120
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                     75,000      80,000
                                                      ----------- -----------
Cash and Cash Equivalents                                115,306     106,120
Securities Available for Sale at Fair Value
 (Amortized Cost of $838,302 and $697,300 at
 December 31, 2000 and 1999, respectively)               855,383     683,017
Securities Held to Maturity (Fair Value of $968 and
 $1,241 at December 31, 2000 and 1999, respectively)       1,025       1,300
Trading Securities                                         4,637       1,114
Loans and Leases                                         969,023     925,957
Less: Allowance for Credit Losses                        (19,426)    (19,808)
   Deferred Loan Fees                                     (4,085)     (4,149)
                                                      ----------- -----------
Loans and Leases, Net                                    945,512     902,000
Bank Premises and Equipment, Net                           5,578       5,435
Other Real Estate Owned, Net                               1,035       8,170
Due From Customers on Acceptances                          6,304       7,197
Real Estate Held for Investment                            3,826       5,522
Other Investments                                         15,444       9,801
Accrued Interest Receivable and Other Assets              15,059      14,524
                                                      ----------- -----------
Total Assets                                          $1,969,109  $1,744,200
                                                      =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand                                               $  207,281  $  174,753
 Interest Bearing Demand                                 389,347     323,451
 Savings                                                  69,386      78,050
 Time Certificates of Deposit of $100,000 or More        826,157     712,398
 Other Time Deposits                                     182,398     202,159
                                                      ----------- -----------
Total Deposits                                         1,674,569   1,490,811
Forward Sales Equity Securities                                -         828
Borrowings from the Federal Home Loan Bank                25,000      50,000
Subordinated Debt                                         39,138      39,007
Acceptances Outstanding                                    6,304       7,197
Accrued Expenses and Other Liabilities                    36,316      23,319
                                                      ----------- -----------
Total Liabilities                                      1,781,327   1,611,162
Stockholders' Equity:
Common Stock, No Par or Stated Value; 40,000,000
 Shares Authorized; 11,557,727 (net of 71,007 shares
 held in trust) and 11,523,019 Shares Outstanding at
 December 31, 2000 and 1999, respectively                 62,054      57,289
Retained Earnings                                        114,266      84,035
Accumulated Other Comprehensive Income (Loss)              9,891      (8,286)
Shares Held in Trust for Deferred Compensation             1,571           -
                                                      ----------- -----------
Total Stockholders' Equity                               187,782     133,038
                                                      ----------- -----------
Total Liabilities and Stockholders' Equity            $1,969,109  $1,744,200
                                                      =========== ===========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                       For the Year Ended
                                                          December 31,
-------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)                2000      1999     1998
-------------------------------------------------------------------------------
INTEREST INCOME
Loans and Leases, Including Fees                   $101,434  $ 81,331 $ 73,886
Securities Available for Sale                        53,208    45,227   40,769
Securities Held to Maturity                              73       444    4,685
Federal Funds Sold and Securities Purchased under
 Agreements to Resell                                 8,384     3,255    6,644
Other                                                    22         4        7
                                                   --------  -------- --------
Total Interest Income                               163,121   130,261  125,991
                                                   --------  -------- --------
INTEREST EXPENSE
Interest Bearing Demand Deposits                     13,961     7,658    6,901
Savings Deposits                                      1,827     1,809    2,236
Time Deposits of $100,000 or More                    43,232    30,816   30,709
Other Time Deposits                                   9,843    10,094   13,433
Federal Funds Purchased and Securities Sold under
 Repurchase Agreements                                   62        70       31
Borrowings from the Federal Home Loan Bank            2,273     2,355      227
Subordinated Debt                                     3,481     3,481    3,481
                                                   --------  -------- --------
Total Interest Expense                               74,679    56,283   57,018
Net Interest Income                                  88,442    73,978   68,973
Provision for Credit Losses                           1,200     3,500    1,500
                                                   --------  -------- --------
Net Interest Income after Provision for Credit
 Losses                                              87,242    70,478   67,473
                                                   --------  -------- --------
NON-INTEREST INCOME
Service Charges and Commissions                       8,237     7,762    6,492
Gain on Sale of Fixed Assets                              7        22        -
Trading Account Revenue                              13,013     1,525      211
Income from Other Investments                           145       670        -
Other                                                   353       565    1,160
                                                   --------  -------- --------
Total Non-Interest Income                            21,755    10,544    7,863
                                                   --------  -------- --------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                       22,306    19,577   18,757
Occupancy Expense                                     3,324     3,204    2,960
Furniture and Equipment Expense                       2,059     1,980    2,078
Loss on Sale of Securities Available for Sale,
 Net                                                 10,341       751        -
Net Other Real Estate Owned (Income)Expense          (1,309)       18     (203)
Other                                                10,140     7,172    6,838
                                                   --------  -------- --------
Total Non-Interest Expense                           46,861    32,702   30,430
                                                   --------  -------- --------
Income before Income Taxes                           62,136    48,320   44,906
Provision for Income Taxes                           23,660    18,332   16,764
                                                   --------  -------- --------
Net Income                                         $ 38,476  $ 29,988 $ 28,142
                                                   ========  ======== ========
Earnings Per Share

 Basic                                             $   3.33  $   2.41 $   2.00
                                                   ========  ======== ========
 Diluted                                           $   3.26  $   2.37 $   1.96
                                                   ========  ======== ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                       Accumulated
                                                          Other                       Total
(In Thousands, Except per    Common Stock   Retained  Comprehensive Comprehensive Stockholders'
Share Amounts)             Shares   Amount  Earnings  Income (Loss) Income (Loss)    Equity
-----------------------------------------------------------------------------------------------
Balance at December 31,
 1997                       13,990 $53,314  $ 91,355    $  1,654                    $146,323
Comprehensive Income
 Net Income for the year                      28,142                  $28,142         28,142
                                                                      --------
 Other Comprehensive In-
  come, Net of Tax
  Net Changes in Securi-
   ties Valuation
   Allowance                                                 175          175            175
                                                                      --------
Comprehensive Income                                                  $28,317
                                                                      ========
Stock Options Exercised       187    1,375                                             1,375
Tax Benefit-Stock Op-
 tions Exercised                     1,614                                             1,614
Stock Repurchase             (465)           (10,386)                                (10,386)
Cash Dividend - $0.30
 per Share                                    (4,213)                                 (4,213)
                           ------- -------- ---------   ---------                   ---------
Balance at December 31,
 1998                      13,712  $56,303  $104,898    $  1,829                    $163,030
                           ======= ======== =========   =========                   =========
Comprehensive Income
 Net Income for the year                      29,988                  $29,988         29,988
                                                                      --------
 Other Comprehensive In-
  come, Net of Tax
  Net Changes in Securi-
   ties Valuation
   Allowance                                             (10,115)     (10,115)       (10,115)
                                                                      --------
Comprehensive Income                                                  $19,873
                                                                      ========
Stock Options Exercised        73      664                                               664
Tax Benefit-Stock Op-
 tions Exercised                       322                                               322
Stock Repurchase           (2,262)           (46,817)                                (46,817)
Cash Dividend - $0.33
 per Share                                    (4,034)                                 (4,034)
                           ------- -------- ---------   ---------                   ---------
Balance at December 31,
 1999                      11,523  $57,289  $ 84,035    $ (8,286)                   $133,038
                           ======= ======== =========   =========                   =========
Comprehensive Income
 Net Income for the year                      38,476                  $38,476         38,476
                                                                      --------
 Other Comprehensive In-
  come, Net of Tax
  Net Change in Securi-
   ties Valuation Allow-
   ance                                                   18,178       18,178         18,178
  Net Change in Foreign
   Currency Translation
   Adjustment                                                 (1)          (1)            (1)
                                                                      --------
Comprehensive Income                                                  $56,653
                                                                      ========
Stock Issued for Execu-
 tive Compensation            114    2,401                                             2,401
Stock Held by Executive
 Obligation Trust             (71)  (1,571)    1,571                                       -
Stock Options Exercised       161    2,975                                             2,975
Tax Benefit-Stock Op-
 tions Exercised                       960                                               960
Stock Repurchase             (169)            (3,732)                                 (3,732)
Cash Dividend - $0.39
 per Share                                    (4,513)                                 (4,513)
                           ------- -------- ---------   ---------                   ---------
Balance at December 31,
 2000                      11,558  $62,054  $115,837    $  9,891                    $187,782
                           ======= ======== =========   =========                   =========
Disclosure of Reclassi-
 fication Amount:

                                                           2000     1999    1998
--------------------------------------------------------------------------------
Net Change of Unrealized Gains (Losses) Arising During
 Period, Net of Tax
 Expense (Benefit) of $8,839, ($7,655), and $127 in 2000,
  1999, and 1998, Respectively                            $12,185 $(10,550) $175
Less: Reclassification Adjustment for Losses Included in
 Net Income, Net of Tax
 Benefit of $4,348 and $316 in 2000 and 1999, Respective-
  ly.
 There Were No Gains/Losses in 1998                         5,993      435     -
                                                          ------- --------- ----
Net Change of Unrealized Gains (Losses) on Securities,
 Net of Tax Expense
 (Benefit) of $13,187, ($7,339), and $127 in 2000, 1999,
  and 1998, Respectively.                                 $18,178 $(10,115) $175
                                                          ======= ========= ====

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Year Ended December 31,
-------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)             2000       1999       1998
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                     $  38,476  $  29,988  $  28,142
Adjustments to Reconcile Net Income to Net
 Cash Provided
 by Operating Activities:
Depreciation                                       1,291      1,388      1,269
Net Amortization/(Accretion) of Discounts on
 Securities                                         (990)     1,333        316
Accretion of Discount on Subordinated Notes          131        131        131
Writedown on Real Estate Held for Investment       1,696      1,512      1,328
Provision for Credit Losses                        1,200      3,500      1,500
Provision for Losses on Other Real Estate
 Owned                                               389      1,900          -
Amortization of Deferred Loan Fees                (3,933)    (4,936)    (3,477)
Deferred Income Taxes                              4,559       (435)     4,558
Gain on Sale of Loans                                  -          -       (373)
Loss on Sale of Securities Available for Sale     10,341        751          -
Write-off of Securities                                -        125          -
Gain on Sale of Other Real Estate Owned           (1,841)    (2,604)      (744)
Gain on Sale of Fixed Assets                          (7)       (22)         -
Proceeds from Sales of Loans Originated for
 Sale                                                  -          -        373
Net Increase in Trading Securities                (3,523)    (1,114)         -
Net (Decrease)/Increase in Forward Sales Eq-
 uity Securities                                    (828)       828          -
Net (Increase)/Decrease in Accrued Interest
 Receivable and Other Assets                      (2,796)       785      4,058
Net Decrease in Accrued Expenses and Other
 Liabilities                                         (84)   (26,619)      (978)
Other, Net                                             -          -        141
                                               ---------- ---------- ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES         44,081      6,511     36,244
                                               ---------- ---------- ----------
INVESTING ACTIVITIES
Purchases of Securities Available for Sale      (459,303)  (376,076)  (457,175)
Proceeds from Matured/Called Securities
 Available for Sale                              107,929    262,693    406,322
Purchase of Securities Held to Maturity                -          -    (50,090)
Proceeds from Maturities/Prepayments on Secu-
 rities Held to Maturity                             275     23,365     83,779
Proceeds from Sales of Securities Available
 for Sale                                        201,021    134,826          -
Net Increase in Loans and Leases                 (41,451)  (145,373)  (144,526)
Purchase of Equity Interest in Aircraft Fi-
 nance Trust                                           -     (6,838)         -
Purchases of Equity Interest in Limited Part-
 nerships                                         (5,406)    (2,685)         -
Net Increase in Other Investments                   (237)      (278)         -
Proceeds from Sales of Other Real Estate
 Owned                                             9,260      8,497      4,494
Capitalized Cost of Other Real Estate Owned            -       (621)      (831)
Purchases of Premises and Equipment               (1,603)    (1,172)    (1,258)
Proceeds from Sale/Disposition of Bank Prem-
 ises and Equipment                                  176         27          -
                                               ---------- ---------- ----------
NET CASH USED IN INVESTING ACTIVITIES           (189,339)  (103,635)  (159,285)
                                               ---------- ---------- ----------
FINANCING ACTIVITIES
Net Increase in Demand, Interest Bearing De-
 mand and Savings Deposits                        89,760     65,512     46,057
Net Increase in Time Certificates of Deposit      93,998     44,396     43,014
Net (Decrease)/Increase Borrowings from the
 Federal Home Loan Bank                          (25,000)    15,000     35,000
Stock Repurchase Program                          (3,732)   (46,817)   (10,386)
Cash Dividend Paid                                (4,387)    (4,025)    (4,024)
Proceeds from Exercise of Stock Options/Sale
 of Stock                                          2,975        664      1,375
Issuance of Stock                                    830          -          -
                                               ---------- ---------- ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        154,444     74,730    111,036
                                               ---------- ---------- ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS            9,186    (22,394)   (12,005)
Cash and Cash Equivalents at Beginning of
 Year                                            106,120    128,514    140,519
                                               ---------- ---------- ----------
Cash and Cash Equivalents at End of Year       $ 115,306  $ 106,120  $ 128,514
                                               ========== ========== ==========
Supplemental Disclosures of Cash Flow Infor-
 mation
 Cash Paid During the Year For:
  Interest                                     $  73,906  $  55,716  $  56,575
  Income Taxes                                    25,086     15,810      7,638

Noncash Investing Activities
 Loans Transferred to Other Real Estate Owned  $     673  $   8,772  $   2,149
 Loans to Facilitate the Sale of Other Real
  Estate Owned                                         -        313        216


See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation: The consolidated financial statements of GBC Bancorp (the "Company") are prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and general practices within the banking industry. It is the Company's policy to consolidate all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years consolidated financial statements in order to conform to the current year presentation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported operations of the Company for the periods presented. Actual results may differ from those estimates calculated by the Company. Significant balance sheet items which could be materially affected by such estimates include loans and leases, which are presented net of the allowance for credit losses, the valuation for other real estate owned ("OREO") and the estimated residual value of leased assets.

  The consolidated financial statements include the accounts of GBC Bancorp (the "Bancorp") and its wholly owned subsidiaries, GBC Venture Capital, Inc., General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., and GBC Real Estate Investments, Inc. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

  The Bank, the Company's 100% owned bank subsidiary, conducts the business of a commercial bank serving individuals and small to medium-sized businesses through seventeen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas of California, a branch office in the state of Washington and a loan production office located in the state of New York. The Bank's deposit gathering and loan production operations are primarily concentrated in Southern California.

  Securities Purchased Under Agreements to Resell: The Company invests in securities purchased under agreements to resell ("repurchase agreements") to maximize the yield on liquid assets. The Company obtains collateral for these agreements, which normally consists of single family residential mortgage loans and commercial paper with an agreement to sell back the same collateral. The collateral is normally held in custody of a trustee who is not a party to the transaction. The purchase is overcollateralized to ensure against unfavorable market price movements. The duration of these agreements is one business day with a roll-over under continuing contract. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

  Securities: The Company classifies its investment in debt and equity securities as held to maturity securities, trading securities and available for sale securities, as applicable. Securities held to maturity are designated as such when the Company has the positive intent and ability to hold the securities until maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts into interest income using a methodology which approximates a level yield. When a decline in value has occurred and is deemed to be other than temporary, such decline is charged to income. Securities available for sale are carried at fair value. Premiums and discounts on securities available for sale are amortized/accreted into interest income using a methodology which approximates a level yield. The resulting unrealized gains or losses are recorded net of tax as part of other comprehensive income. Warrants that have a readily determinable fair value are also categorized as available for sale securities and marked to market through other comprehensive income. Equity securities received by GBC Venture Capital Inc., from venture capital funds in which it invests and from the exercise of warrants are classified as trading securities. They are held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains/losses included in income. The specific identification method is used to compute realized gains or losses on security transactions.

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

  The Company provides for credit losses by a charge to operations based upon the composition of the loan and lease portfolio, past loss experience, current economic conditions, evaluations made by regulatory authorities, and such other factors that, in management's judgment, deserve recognition in estimating probable credit losses. The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of December 31, 2000. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance. The allowance for credit losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Additionally, regulatory examiners may require the Bank to recognize additions to the allowance for credit losses based upon their judgments regarding information available to them at the time of their examination. Charge-offs of loans are debited to the allowance for credit losses. Recoveries on loans previously charged off are credited to the allowance for credit losses.

  A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The Company reviews all non-homogenous loans individually for impairment. Homogenous pools that the Company does not review individually for impairment include mortgage loans secured by single-family real estate. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for credit losses. Income recognition on impaired loans is similar to that for non-accrual loans but can include the accrual of interest. The accrual of interest is normally followed for those impaired loans which have been restructured with the borrower servicing the debt pursuant to the contractual terms of the restructuring. While a loan is on non-accrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining book balance of the loan (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The Bank's determination as to the ultimate collectibility of the loan's remaining book balance is supported by a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's historical repayment performance and other relevant factors.

  Loan Origination Fees: Loan origination fees and commitment fees, (offset by certain direct loan origination costs,) are deferred and recognized in income over the contractual life of the loan as an adjustment of yield.

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

  Other Investments: This asset category includes the partnership interests owned by GBC Venture Capital and a partnership interest in an aircraft finance trust owned by the Bank. The partnership interests are carried under the equity method. Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by using the cost method.

  Foreign Currency Translation: Assets and liabilities of the foreign office in Taipei are translated to U. S. dollars at current exchange rates. Income and expense amounts are translated based on the average current exchange rates in effect during the month in which the transactions are recorded. These translation adjustments are included in accumulated other comprehensive income of the accompanying consolidated balance sheets.

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

  Recent Accounting Developments: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000, as deferred for one year by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as on going effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings.

  The Company estimates that at January 1, 2001, the date of adoption of SFAS No. 133, it will record $8,132,000 as an accumulated transition adjustment to earnings relating to the warrants that it holds and which qualify as derivatives. Included in this amount is $6,275,000 for a warrant that has been classified as available for sale and which is included in other comprehensive income at December 31, 2000.

  In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without consideration. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position, or cash flows.

NOTE 2 - CASH AND DUE FROM BANKS

  The Company is required to maintain cash on hand and on deposit to meet reserve requirements established by the Federal Reserve Bank. Average reserve requirements were $0.3 million and $0.4 million during 2000 and 1999.

NOTE 3 - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

  As of December 31, 2000 and 1999, securities purchased under agreements to resell were collateralized by single family residential loans and commercial paper. The following table indicates information relating to securities purchased under agreements to resell:

(Dollars in Thousands)                                 2000        1999
-------------------------------------------------------------------------
Amount Outstanding as of December 31                 $ 60,000    $ 80,000
Maximum Month End Amount Outstanding                 $150,000    $110,000
Average Outstanding for the Year                     $107,081    $ 47,773
Weighted Average Rate of Interest for the Year           6.48%       5.17%
Weighted Average Rate of Interest as of December 31      6.78%       4.84%

NOTE 4 - SECURITIES

  The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities as of December 31, 2000 and 1999 were as follows:

                                                   Gross      Gross
(In Thousands)                         Amortized Unrealized Unrealized   Fair
2000                                     Cost      Gains      Losses    Value
-------------------------------------------------------------------------------
Securities Held to Maturity:
 U.S. Government Agencies              $  1,025   $     -   $    (57)  $    968
                                       --------   -------   ---------  --------
Total                                  $  1,025   $     -   $    (57)  $    968
                                       ========   =======   =========  ========
Securities Available for Sale:
 U.S. Government Agencies              $ 20,854   $   526   $      -   $ 21,380
 Mortgage Backed Securities              93,147     1,115          -     94,262
 Commercial Mortgage Backed Securities   69,504     2,898          -     72,402
 Corporate Notes                         84,975       900          -     85,875
 Collateralized Mortgage Obligations    263,287     3,414          -    266,701
 Asset Backed Securities                303,221     2,330          -    305,551
 Other Securities                         3,314     5,898          -      9,212
                                       --------   -------   ---------  --------
Total                                  $838,302   $17,081   $      -   $855,383
                                       ========   =======   =========  ========
Trading Account Securities
 Equity Issues                         $      -   $     -   $      -   $  4,637
                                       --------   -------   ---------  --------
Total                                  $      -   $     -   $      -   $  4,637
                                       ========   =======   =========  ========
                                                   Gross      Gross
(In Thousands)                         Amortized Unrealized Unrealized   Fair
1999                                     Cost      Gains      Losses    Value
-------------------------------------------------------------------------------
Securities Held to Maturity:
 U.S. Government Agencies              $  1,294   $     -   $    (59)  $  1,235
 Collateralized Mortgage Obligations          6         -          -          6
                                       --------   -------   ---------  --------
Total                                  $  1,300   $     -   $    (59)  $  1,241
                                       ========   =======   =========  ========
Securities Available for Sale:
 U.S. Government Agencies              $ 21,591   $     -   $   (217)  $ 21,374
 Mortgage Backed Securities             176,217         -     (5,446)   170,771
 Commercial Mortgage Backed Securities   30,585         -       (307)    30,278
 Corporate Notes                         59,319         -       (748)    58,571
 Collateralized Mortgage Obligations    163,323         -     (4,412)   158,911
 Asset Backed Securities                240,155         -     (3,153)   237,002
 Other Securities                         6,110         -          -      6,110
                                       --------   -------   ---------  --------
Total                                  $697,300   $     -   $(14,283)  $683,017
                                       ========   =======   =========  ========
Trading Account Securities
 Equity Issues                         $      -   $     -   $      -   $  1,114
                                       --------   -------   ---------  --------
Total                                  $      -   $     -   $      -   $  1,114
                                       ========   =======   =========  ========


  As of December 31, 2000, the yield on the collateralized mortgage obligations available for sale was 7.21%. There were no collateralized mortgage obligations held to maturity as of December 31, 2000. As of December 31, 1999, the yield on collateralized mortgage obligations held to maturity and available for sale was 6.49% and 6.47%, respectively.

  As of December 31, 2000 and 1999 the yield on the asset backed securities available for sale was 6.95% and 6.62%, respectively. There were no asset backed securities held to maturity as of December 31, 2000 and 1999.

  As of December 31, 2000 and 1999, trading account securities consisted of marketable equity securities with a fair value of $4.6 million and $1.1 million, respectively. As of December 31, 2000, there were no trading liabilities. As of December 31, 1999, trading liabilities consisted of forward sale transactions of marketable equity securities with a fair value of $0.8 million.

  The net gains on trading securities and forward sales included in trading account revenue are as follows:

                                                         Year Ended
                                                        December 31,
         ---------------------------------------------------------------
         (In Thousands)                               2000    1999  1998
         ---------------------------------------------------------------
         Marketable Equity Securities                $13,013 $1,463 $211
         Forward Sales-Marketable Equity Securities        -     62    -
                                                     ------- ------ ----
         Total:                                      $13,013 $1,525 $211
                                                     ======= ====== ====

  The following table discloses proceeds received and gross gains / losses recognized from the sale of securities for the years as indicated:

Security
Classification                2000                    1999                 1998
---------------------------------------------------------------------------------------
(In Thousands)      Proceeds  Gain   (Loss)   Proceeds Gain (Loss) Proceeds Gain (Loss)
---------------------------------------------------------------------------------------
Available for Sale  $201,021     55 $(10,396) $134,826    - $(751)   $  -      -  $ -
Held for Trading      11,151  9,577        -       369  366     -     257    107    -
                    -------- ------ --------- -------- ---- ------   ----   ----  ---
Total               $212,172 $9,632 $(10,396) $135,195 $366 $(751)   $257   $107  $ -
                    ======== ====== ========= ======== ==== ======   ====   ====  ===

  The amortized cost and fair value of securities as of December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Securities Held to
                                        Maturity          Securities Available for Sale
      ------------------------------------------------------------------------------------
       (In Thousands)           Amortized Cost Fair Value  Amortized Cost   Fair Value
      ------------------------------------------------------------------------------------
       Due in One Year or Less      $    -        $  -       $        3,314 $        9,212
       Due After One Year
        Through Five Years           1,025         968              104,754        106,172
       Due After Five Years
        Through Ten Years                -           -               51,701         53,205
       Due After Ten Years               -           -              678,533        686,794
                                    ------        ----       -------------- --------------
       Total                        $1,025        $968       $      838,302 $      855,383
                                    ======        ====       ============== ==============

  The following table summarizes the aggregate book value and fair value of securities of any one issuer which exceeds ten percent of stockholders' equity as of December 31, 2000. Securities issued by the U.S. government are not included:

(In Thousands)
---------------------------------------------------------
                                                   Fair
Issuer                                Book Value  Value
---------------------------------------------------------
American Business Financial Services   $ 20,088  $ 20,006
Bank of America                          20,036    20,395
Chase Mortgage                           23,238    23,757
Citicorp Mortgage Securities             26,786    26,649
Conti Mortgage Corp.                     23,148    23,323
Countrywide Corporation                  26,191    26,500
Equicredit Corp.                         19,844    20,181
First Horizon Mortgage                   19,151    19,442
Industry Mortgage Co.                    22,072    22,157
Norwest Capital                          24,677    24,932
PNC Mortgage Securities                  24,887    25,545
Provident Bank                           24,543    24,423
Residential Funding Bank                 24,923    25,501
United Companies Financial               21,272    21,363
Washington Mutual                        19,812    20,016
                                       --------  --------
Total                                  $340,668  $344,190
                                       ========  ========

  The above includes corporate notes, asset backed securities, mortgage backed securities and collateralized mortgage obligations. The rating for corporate notes is single A; all other issuers are triple A rated.

  As of December 31, 2000 and 1999, securities from the available for sale portfolio were pledged for the purposes indicated as follows:

                                      December 31,
---------------------------------------------------
(In Millions)                          2000   1999
---------------------------------------------------
Borrowings from Federal Reserve Bank  $ 19.5 $ 82.1
Public Time Deposits                   121.7  112.5
FHLB Advances                           57.8  101.3
Other Purposes                          10.2   10.2
                                      ------ ------
Total                                 $209.2 $306.1
                                      ====== ======

NOTE 5 - LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

  The composition of the Company's loan portfolio and leveraged leases as of December 31, 2000 and 1999, was as follows:

(In Thousands)                       2000      1999
------------------------------------------------------
Commercial                         $449,484  $398,379
Real Estate - Construction          166,656   195,133
Real Estate - Conventional          309,834   295,614
Installment                               2        11
Other Loans                          25,969    20,238
Leveraged Leases                     17,078    16,582
                                   --------- ---------
Total                               969,023   925,957
Less: Allowance for Credit Losses   (19,426)  (19,808)
   Deferred Loan Fees                (4,085)   (4,149)
                                   --------- ---------
Loan and Leases, Net               $945,512  $902,000
                                   ========= =========

  Construction loans are collateralized primarily by single family residences, condominiums, townhouses and multi-family buildings. Real estate loans are collateralized primarily by single family residences, condominiums, multi-family residences, commercial and industrial buildings, motels and hotels.

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

                                     December 31,
--------------------------------------------------------
(In Thousands)                  2000     1999     1998
--------------------------------------------------------
Balance at Beginning of Year  $ 2,713  $ 1,888  $ 4,159
New Loans and Advances          1,082    3,562    2,420
Repayments                     (2,760)  (2,737)  (4,691)
                              -------- -------- --------
Balance at End of Year        $ 1,035  $ 2,713  $ 1,888
                              ======== ======== ========

  In December 1997, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.0 million and a remaining estimated economic life of 28 years. The lease term ends in March, 2016, however, the lessee has an early buy out option in the year 2011. The Company's equity investment is $8.0 million. As of December 31, 2000, the aircraft is subject to $16.1 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the full-term lease is estimated to be $5.5 million.

  In December 1996, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.2 million and a remaining estimated economic life of 30 years. The lease term is through the year 2012. The Company's equity investment is $8.6 million. As of December 31, 2000, the aircraft is subject to $14.0 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $7.6 million.

  For federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.

  The Company's net investment in leveraged leases is composed of the following elements:

                                                          December 31,
--------------------------------------------------------------------------
(In Thousands)                                           2000      1999
--------------------------------------------------------------------------
Rentals Receivable (Net of Principal Interest on the
 Nonrecourse Debt)                                     $ 10,937  $ 10,964
Direct Cost                                               1,015     1,090
Estimated Residual Value of Leased Assets                13,869    13,868
Less: Unearned and Deferred Income                       (8,743)   (9,340)
                                                       --------- ---------
Investment in Leveraged Leases                           17,078    16,582
Less: Deferred Taxes Arising from Leveraged Leases      (16,601)  (13,037)
                                                       --------- ---------
Net Investment in Leveraged Leases                     $    477  $  3,545
                                                       ========= =========

  During 2000, pre-tax interest income recognized for leveraged leases was $672,000, all of which related to the two aircraft leases. Pre-tax income recognized for leveraged leases during 1999 and 1998 was $930,000, and $1,411,000, respectively.

  A summary of activity in the allowance for credit losses is as follows:

(In Thousands)                  2000     1999     1998
--------------------------------------------------------
Balance at Beginning of Year  $19,808  $19,381  $16,776
Provision for Credit Losses     1,200    3,500    1,500
Loans and Leases Charged Off   (4,390)  (6,337)  (2,287)
Recoveries                      2,808    3,264    3,392
                              -------- -------- --------
Balance at End of Year        $19,426  $19,808  $19,381
                              ======== ======== ========

  The following table provides information with respect to the Company's past due loans, non-accrual loans and restructured loans, as of the dates indicated:

                                                         December 31,
---------------------------------------------------------------------------
(In Thousands)                                       2000    1999    1998
---------------------------------------------------------------------------
Loans 90 Days or More Past Due and Still Accruing   $ 2,217 $     - $   780
Non-accrual Loans                                    14,823  44,521  20,790
Restructured Loans                                    4,978   7,249  10,440
                                                    ------- ------- -------
Total Past Due, Non-accrual and Restructured Loans  $22,018 $51,770 $32,010
                                                    ======= ======= =======

  The effect of non-accrual loans outstanding as of year-end on interest income for the years 2000, 1999 and 1998 is presented below:

(In Thousands)              2000    1999     1998
---------------------------------------------------
Contractual Interest Due  $ 2,043  $4,546  $ 2,192
Interest Recognized        (1,606)   (972)  (1,540)
                          -------- ------- --------
Net Interest Foregone     $   437  $3,574  $   652
                          ======== ======= ========

  Contractual interest due is based on original loan amounts. Any partial charge-offs are not considered in the determination of contractual interest due.

  The effect of restructured loans outstanding as of year-end on interest income for the years ended December 31, 2000, 1999 and 1998 is presented below:

(In Thousands)             2000   1999    1998
------------------------------------------------
Contractual Interest Due  $ 968  $ 993  $ 1,491
Interest Recognized        (684)  (764)  (1,150)
                          ------ ------ --------
Net Interest Foregone     $ 284  $ 229  $   341
                          ====== ====== ========

  There were no commitments to lend additional funds to borrowers associated with restructured loans, as of December 31, 2000.

  The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the years indicated:

                                                       As of and for the Year
                                                         Ended December 31,
-------------------------------------------------------------------------------
(In Thousands)                                         2000     1999     1998
-------------------------------------------------------------------------------
Recorded Investment with Related Allowance           $ 9,598  $42,881  $20,746
Recorded Investment with no Related Allowance          3,778    4,003    1,519
                                                     -------- -------- --------
Total Recorded Investment                             13,376   46,884   22,265
Allowance on Impaired Loans                           (2,626)  (5,806)  (3,250)
                                                     -------- -------- --------
Net Recorded Investment in Impaired Loans            $10,750  $41,078  $19,015
                                                     ======== ======== ========
Average Total Recorded Investment in Impaired Loans  $20,431  $46,479  $13,467
Interest Income Recognized                           $ 1,222  $   538  $   478

  Of the amount of interest income recognized in 2000, 1999 and 1998, no interest was recognized under the cash basis method.

  As of December 31, 2000 and 1999, the Bank was servicing approximately $1.7 million and $2.0 million of residential loan mortgages, respectively, on behalf of third party investors.

NOTE 6 - PREMISES AND EQUIPMENT

  A summary of premises and equipment is as follows:

                                                     December 31,
--------------------------------------------------------------------
(In Thousands)                                       2000     1999
--------------------------------------------------------------------
Land                                               $ 1,246  $ 1,246
Bank Premises                                        1,504    1,504
Leasehold Improvements                               2,555    2,498
Furniture, Fixtures and Equipment                   10,160    8,916
                                                   -------- --------
                                                    15,465   14,164
Less: Accumulated Depreciation and Amortization     (9,887)  (8,729)
                                                   -------- --------
Premises and Equipment, net                        $ 5,578  $ 5,435
                                                   ======== ========

  The range of estimated depreciable lives is twenty-five years for bank premises, five to fifteen years for leasehold improvements and three to five years for furniture, fixtures and equipment. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $1,291,000, $1,388,000, and $1,269,000, respectively.

  The Company conducts a portion of its operations in leased facilities under non-cancelable operating leases expiring at various dates through 2010. The following summarizes the Company's future minimum lease commitments as of December 31, 2000:

            Year    (In Thousands)
----------------------------------
         2001          $ 2,609
         2002            2,463
         2003            2,278
         2004            2,470
         2005            1,908
         Thereafter      5,684
                       -------
         Total         $17,412
                       =======

  Net rental expense included in occupancy expense was approximately $2,416,000, $2,409,000 and $2,287,000, for the years ended December 31, 2000,
1999 and 1998, respectively.

NOTE 7 - OTHER REAL ESTATE OWNED

  As of December 31, 2000, other real estate owned ("OREO") consisted of six properties with a net carrying value of $1.0 million. As of December 31, 1999, OREO consisted of twelve properties with a net carrying value of $8.2 million. One property sold in 2000, a manufacturing (retail) facility in northern California, had a net carrying value of $6.4 million, as of December 31, 1999. The following table sets forth OREO by type of property as of December 31, 2000 and 1999:

                                   December 31,
-------------------------------------------------
(In Thousands)                    2000     1999
-------------------------------------------------
Property Type
 Single-Family Residential       $    -  $   395
 Land                               471    1,099
 Retail Facilities                  803    1,141
 Industrial Facilities/ Building    652    8,550
 Less: Valuation Allowance         (891)  (3,015)
                                 ------- --------
Total OREO, net                  $1,035  $ 8,170
                                 ======= ========

  A summary of activity in the valuation allowance is as follows for the years indicated:

(In Thousands)                         2000    1999    1998
-------------------------------------------------------------
Balance at Beginning of Year         $ 3,015  $2,000  $2,060
Provision Charged to Operations          389   1,900       -
Other Real Estate Owned Charged Off   (2,513)   (885)    (60)
                                     -------- ------- -------
Balance at End of Year               $   891  $3,015  $2,000
                                     ======== ======= =======

  For the years ended December 31, 2000, 1999 and 1998, net other real estate owned expense (income) was comprised of the following:

(In Thousands)                                     2000     1999    1998
-------------------------------------------------------------------------
Net Gain on Sale of Other Real Estate Owned      $(1,841) $(2,604) $(744)
Provision for Losses on Other Real Estate Owned      389    1,900      -
Net Operating Expenses                               143      722    541
                                                 -------- -------- ------
Net Other Real Estate Owned (Income) Expense     $(1,309) $    18  $(203)
                                                 ======== ======== ======

NOTE 8 - REAL ESTATE HELD FOR INVESTMENT

  Real estate held for investment ("REI") at December 31, 2000 and 1999 was comprised of investments in low income housing projects.

  As of December 31, 2000 and 1999, the Company had three investments with a net investment of $3.8 million and $5.5 million, respectively, in limited partnerships formed for the purpose of investing in real estate projects. Such projects qualify for low income housing tax credits. The limited partnerships will generate tax credits over a weighted average remaining period of approximately 1 1/2 years. Please refer to note 12 of the notes to consolidated financial statements for income tax effects. The following table identifies the pertinent details of the three projects as of December 31, 2000 and 1999:

        (Dollars In Thousands)                December 31,
        ---------------------------------------------------
        Project                                2000   1999
        Name        % Ownership Date Acquired Amount Amount
        ---------------------------------------------------
        Liberty         7.1%       Mar-90     $1,403 $2,805
        Greenview      99.0%       Sep-92      2,171  2,381
        Las Brisas     49.5%       Dec-93        252    336
                                              ------ ------
        Total                                 $3,826 $5,522
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

  Expenses incurred for REI, consisting primarily of the amortization of the investment balances, and included in other expense, were $1,697,000, $1,512,000, and $1,329,000, for the years ended 2000, 1999 and 1998, respectively.

NOTE 9 - OTHER INVESTMENTS

  As of December 31, 2000 and 1999, other investments totaled $15.4 million and $9.8 million, respectively. Included in the balance as of December 31, 2000 and 1999 are investments in various venture capital funds that invest in technology companies, amounting to $7,529,000 and $2,715,000, respectively. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $7.5 million and $7.1 million, as of December 31, 2000 and 1999, respectively. AFT owns a number of aircraft on lease to different lessees in various countries. All these partnership interests are accounted for by the equity method. Finally, included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act, totaling $0.40 million and $0.02 million as of December 31, 2000, and 1999, respectively. Such investments are accounted for by using the cost method.

NOTE 10 - DEPOSITS

  The Bank obtains deposits primarily through a network of seventeen full service branches located in the state of California, primarily, Southern California, and one full service branch in the state of Washington. Deposits obtained by the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to a maximum of $100,000 for each depositor.

  The following table sets forth the average amount, the ratio to total average deposits and the average rate paid on each of the following deposit categories for the years ending December 31, 2000, 1999 and 1998:

                                    2000                        1999                        1998
------------------------------------------------------------------------------------------------------------
                                            Weighted                    Weighted                    Weighted
                          Average           Average   Average           Average   Average           Average
(Dollars In Thousands)     Amount    Ratio    Rate     Amount    Ratio    Rate     Amount    Ratio    Rate
------------------------------------------------------------------------------------------------------------
Deposits
 Noninterest-Bearing
  Demand Deposits        $  190,863  11.67%     -%   $  164,620  11.41%     -%   $  148,436  10.89%     -%
 Interest-Bearing Demand
  Deposits                  395,362  24.18   3.53       299,588  20.77   2.56       262,281  19.23   2.63
 Saving Deposits             74,324   4.55   2.46        82,356   5.71   2.20        86,776   6.36   2.58
 Time Deposits              974,346  59.60   5.45       895,875  62.11   4.57       866,229  63.52   5.10
                         ---------- -------  -----   ---------- -------  -----   ---------- -------  -----
Total                    $1,634,895 100.00%  4.77%   $1,442,439 100.00%  3.94%   $1,363,722 100.00%  4.38%
                         ========== =======  =====   ========== =======  =====   ========== =======  =====

  The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $826,157,000 and $712,398,000, respectively.

  As of December 31, 2000, and 1999, there were no brokered deposits outstanding. During 2000 and 1999, the Bank accepted deposits from the State of California. As of December 31, 2000, these deposits totaled $100.0 million, unchanged from December 31, 1999. The Company has pledged securities in excess of the required amount of 110 percent of this deposit amounting to $121.7 million, as of December 31, 2000. The securities pledged are collateralized mortgage obligations. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable.

  Deposits outstanding as of December 31, 2000, mature as follows:

(In Thousands)              Amount
------------------------------------
Immediately Withdrawable  $  666,014
Year Ending December 31
  2001                     1,000,871
  2002                         7,007
  2003                           377
  2004                           100
  2005                           200
                          ----------
Total                     $1,674,569
                          ==========

NOTE 11 - OTHER BORROWINGS

  As of December 31, 2000, the Bank had obtained three advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $25.0 million. The following relates to these advances:

                              Fixed Rate
Maturity            Amount    of Interest
-----------------------------------------
January 31, 2001  $10,000,000    5.19%
April 30, 2001     10,000,000    4.92%
July 15, 2002       5,000,000    5.61%

  On July 30, 1997, the Company issued, through a public offering, $40 million of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized over the 10 year life of the subordinated notes. The notes are not redeemable prior to August 1, 2002. Thereafter, the notes are redeemable, in whole or in part, at the option of the Company at decreasing redemption prices plus accrued interest to the date of redemption. The notes have no sinking fund. The indenture (the "Indenture") under which the notes are issued does not limit the ability of the Company or its subsidiaries to incur additional indebtedness. The Indenture provides that the Company cannot pay cash dividends or make any other distribution on, or purchase, redeem or acquire its capital stock, except that the Company may (1) declare and pay a dividend in capital stock of the Company and (2) declare and pay dividends, purchase, redeem or otherwise acquire for value its capital stock or make other distributions in cash or property other than capital stock of the Company if the amount of such dividend, purchase or distribution, together with the amount of all previous such dividends, purchases, redemptions and distributions of capital stock after December 31, 1996, would not exceed in the aggregate the sum of (a) $38 million, plus (b) 100% of the Company's consolidated net income (or minus 100% of the Company's consolidated net loss, as the case may be), based upon audited consolidated financial statements, plus (c) 100% of the net proceeds received by the Company on account of any capital stock issued by the Company (other than to a subsidiary of the Company) after December 31, 1996. As of December 31, 2000 and 1999, in the opinion of management, the Company was in compliance with all the terms, conditions and provisions of the Indenture.

NOTE 12 - INCOME TAXES

  Income tax (benefit) expense in the accompanying consolidated statements of income is comprised of the following:

                                                     Year Ended December 31,
-----------------------------------------------------------------------------
(In Thousands)                                        2000     1999    1998
-----------------------------------------------------------------------------
Current Taxes
  Federal                                            $12,974 $13,681  $ 7,609
  State                                                5,167   4,764    2,983
                                                     ------- -------- -------
  Total                                               18,141  18,445   10,592
Deferred Taxes
  Federal                                              3,233     143    3,422
  State                                                1,326    (578)   1,136
                                                     ------- -------- -------
  Total                                                4,559    (435)   4,558
Taxes Credited to Stockholders' Equity for Exercise
 of Stock Options                                        960     322    1,614
                                                     ------- -------- -------
Total Provision for Income Taxes per Consolidated
 Statements of Income                                $23,660 $18,332  $16,764
                                                     ======= ======== =======
Deferred Taxes Charged/(Credited) to Shareholders'
 Equity Related to Available for Sale Securities     $13,187 $(7,339) $   127
                                                     ======= ======== =======

  Tabulated below are the significant components of the net deferred tax asset (liability) as of December 31, 2000 and 1999:

                                          Year Ended December
                                                  31,
-------------------------------------------------------------
(In Thousands)                              2000      1999
-------------------------------------------------------------
Components of the Deferred Tax Asset

Provision for Credit Losses               $  9,676  $  8,584
California Franchise Taxes                   2,777     2,110
Allowance for Other Real Estate Owned          409     1,382
Unrealized Net Loss on Securities                -     6,005
Other                                        2,526     1,530
                                          --------- ---------
Deferred Tax Asset                          15,388    19,611
                                          --------- ---------
Components of the Deferred Tax Liability

Leveraged Leases                           (16,601)  (13,037)
Low Income Housing                          (3,994)   (3,957)
Unrealized Net Gain on Securities           (7,182)        -
Other                                       (3,097)     (356)
                                          --------- ---------
Deferred Tax Liability                     (30,874)  (17,350)
                                          --------- ---------
Net Deferred Tax (Liability) Asset        $(15,486) $  2,261
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

  A reconciliation of the statutory federal corporate income tax rate to the effective income tax rate on consolidated income before income tax expense follows:

                                                   Percent of Pre-
                                                  tax Earnings Year
                                                   Ended December
                                                         31,
    ---------------------------------------------------------------
                                                  2000  1999  1998
    ---------------------------------------------------------------
     Statutory Federal Corporate Income Tax Rate  35.0% 35.0% 35.0%
     State Tax, Net of Federal Income Tax Effect   6.8%  7.0%  6.6%
     Increase (Decrease) Resulting from:
       Low Income Housing Tax Credit              -2.9% -4.1% -4.6%
       Other, Net                                 -0.8%  0.0%  0.3%
                                                  ----- ----- -----
                                                  38.1% 37.9% 37.3%
                                                  ===== ===== =====

  The Company had a current income tax (receivable) payable of $(461,000) and $5,465,000 as of December 31, 2000 and 1999.

NOTE 13 - EARNINGS PER SHARE

  The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

                                                     For the Year Ended 2000          For the Year Ended 1999
------------------------------------------------------------------------------------------------------------------
                                                   Income               Per Share   Income               Per Share
(Dollars in Thousands, Except Per Share Amount)  (Numerator)   Shares    Amount   (Numerator)   Shares    Amount
------------------------------------------------------------------------------------------------------------------
Net Income                                         $38,476                         $29,988
                                                   -------                         -------
Basic EPS
Income available to common stockholders            $38,476   11,554,000  $ 3.33    $29,988    12,430,000  $ 2.41
                                                   -------   ----------  -------   -------    ----------  -------
Effect of Dilutive Securities
Options - common stock equivalent                               259,000   (0.07)                 242,000   (0.04)
                                                             ----------  -------              ----------  -------
Diluted EPS
Income available to common stockholders
  plus assumed conversions                         $38,476   11,813,000  $ 3.26    $29,988    12,672,000  $ 2.37
                                                   =======   ==========  =======   =======    ==========  =======

                                                     For the Year Ended 1998
------------------------------------------------------------------------------------------------------------------
                                                   Income               Per Share
(Dollars in Thousands, Except Per Share Amount)  (Numerator)   Shares    Amount
------------------------------------------------------------------------------------------------------------------

Net Income                                        $28,142
                                                 -----------
Basic EPS
Income available to common stockholders           $28,142    14,049,000  $ 2.00
                                                  ---------- ---------- ---------
Effect of Dilutive Securities
Options - common stock equivalent                               296,000   (0.04)
                                                             ---------- ---------
Diluted EPS
Income available to common stockholders
  plus assumed conversions                        $28,142    14,345,000  $ 1.96
                                                  ========== ========== =========

NOTE 14 - PENDING LITIGATION

Legal Action

  In the normal course of business, the Company is subject to pending and threatened legal actions. On March 2, 2001, the Company announced that General Bank had received a tentative verbal ruling against it in commercial litigation case for $2 million plus interest of approximately $0.4 million. The Company has recorded the financial impact of this tentative ruling in the financial statements for the year ended December 31, 2000. Management considers that after reviewing pending actions with counsel, the outcome of such actions, excluding the above, will not have a material adverse effect on the financial condition or the results of operations of the Company.

NOTE 15 - EMPLOYEE BENEFIT PLANS

  The Company adopted the 1999 Employee Stock Incentive Plan (the "Plan") as of April 22, 1999.

  The purpose of this plan, is to enable the Company and its subsidiaries to attract, retain and motivate their employees, non-employee directors and consultants by providing for or increasing the proprietary interests of such employees, non-employee directors and consultants in the Company, and, thereby, further align their interests with those of the shareholders of the Company.

  On January 26, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission (the "Commission") to register

2,484,120 shares (the "Shares") of the Registrant's Common Stock for issuance pursuant to the Registrant's 1999 Employee Stock Incentive Plan (the "Plan"), and such indeterminate number of shares as may become available under the Plan as a result of the adjustment provisions thereof. The Shares include (i) 1,000,000 shares, including any shares issuable pursuant to that certain Employment Agreement dated as of January 1, 1998, between the Registrant and Li-Pei Wu ("Mr. Wu"), as amended, (ii) 343,020 shares currently available for future awards under the Registrant's Amended and Restated 1988 Stock Option Plan (the "Prior Plan") and (iii) up to 1,141,100 shares subject to awards currently outstanding under the Prior Plan and which subsequently may be forfeited, canceled, or expired without delivery of shares.

  As of December 31, 2000, there were options outstanding that included three different vestings as described below:

  a) Options become vested over a four year period and include five vestings. If an option expires without having been exercised, usually two years from date of vesting, the unexercised shares are again available for future grants.

  b) Options become vested on the one year anniversary date of the grant and are exercisable over a ten year period from date of grant. Options with this vesting schedule are granted to non-employee directors.

  c) Options become vested over a four year period and include five vestings. All options expire on the sixth anniversary from date of grant.

As of December 31, 2000, authorized stock option shares were 3,640,000. As of December 31, 2000 options available for future grant were 1,080,155.

  A summary of stock option activity and related option prices for 2000, 1999 and 1998 follows:

                              Number of  Weighted Average Range of Option
                                Shares     Option Price   Price Per Share
                              ---------- ---------------- ---------------
Balance at January 1, 1998      864,400       $ 7.62      $6.59 - $ 15.75
-------------------------------------------------------------------------
     Granted                    478,000       $29.49      $27.13 - $31.75
     Exercised                 (187,200)      $ 7.31      $ 6.59 - $15.75
     Forfeited                  (16,400)      $21.39      $ 6.75 - $29.25
     Expired                       (400)      $27.13          $27.13
Balance at December 31, 1998  1,138,400       $16.65      $ 6.59 - $31.75
----------------------------  ----------      ------      ---------------
     Granted                    164,500       $23.63      $23.00 - $25.88
     Exercised                  (73,300)      $ 9.06      $ 6.94 - $15.75
     Forfeited                  (23,800)      $24.66      $ 8.69 - $29.25
     Expired                     (7,200)      $28.54      $27.13 - $29.25
Balance at December 31, 1999  1,198,600       $17.85      $ 6.59 - $31.75
----------------------------  ----------      ------      ---------------
     Granted                    161,500       $19.32      $18.88 - $19.44
     Exercised                 (161,250)      $18.45      $ 6.75 - $31.75
     Forfeited                  (10,600)      $21.29      $14.25 - $27.13
     Expired                    (45,000)      $27.01      $14.25 - $29.25
Balance at December 31, 2000  1,143,250       $17.59      $ 6.59 - $31.75
============================  ==========      ======      ===============

  The following table indicated relevant information for all stock options outstanding, as of December 31, 2000:

                            Weighted Average
                 Exercise Remaining Contractual
        Shares    Price      Life (in Years)
       --------- -------- ---------------------
         476,000  $ 6.59              1.0
           1,400    6.75              0.1
          11,200    8.69              0.8
          21,950   14.25              1.5
           6,000   15.75              1.3
         104,000   27.13              2.1
           3,200   29.25              1.6
         233,000   31.75              7.4
          36,000   25.88              8.0
         103,000   23.00              4.1
          33,000   18.88              9.0
         114,500   19.44              5.1
       ---------                ---------
Total  1,143,250                3.5 Years
       =========                =========

  For purposes of the above table, contractual life is defined as the time from balance sheet date to the expiration date of the option contract and may include a period of time during which the option is not vested.

  The following table indicates relevant information for all exercisable stock options, as of December 31, 2000:

               Exercise
       Shares   Price
       ------- --------
       476,000  $ 6.59
         1,400    6.75
        11,200    8.69
         8,750   14.25
         4,000   15.75
        25,600   27.13
         1,600   29.25
       233,000   31.75
        36,000   25.88
        32,300   23.00
        17,300   19.44
       -------
Total  847,150
       =======

  As of December 31, 2000, 1999 and 1998, exercisable options were 847,150, 891,400, and 597,400, shares respectively. The weighted average exercise price for all exercisable stock options as of December 31, 2000 and 1999 was $16.03 and $16.02, respectively.

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

Contingent Stock Option Plan

  A contingent stock option plan issued at market is in effect which allows certain key officers of the Bank to purchase up to an aggregate of 562,800 shares, as of December 31, 2000 of the Company's authorized but unissued common stock at a price of $1.86 - $14.25 per share. The stock options may be exercised by the optionee only in the event of certain triggering events, such as a merger, sale or disposition of all of the assets by the Company, or the Bank, or any similar event in which neither the Company nor the Bank is a survivor. Each of the contingent stock options is for a term of indefinite duration, provided, however, said options shall terminate upon the death of the optionee or in the event the optionee ceases to be employed by the Company. A summary of contingent stock option activity and related option prices for 2000, 1999 and 1998 follows:

                                                                   Range of
                                      Number   Weighted-Average  Option Price
                                     of Shares   Option Price     Per Share
                                     --------- ---------------- --------------
         Balance at January 1, 1998  574,900        $4.40       $1.86 - $14.25
         --------------------------  --------       -----       --------------
         Balance at December 31,
          1998                       574,900        $4.40       $1.86 - $14.25
         --------------------------  --------       -----       --------------
               Cancelled             (12,100)       $8.47            8.47
         Balance at December 31,
          1999                       562,800        $4.31       $1.86 - $14.25
         --------------------------  --------       -----       --------------
         Balance at December 31,
          2000                       562,800        $4.31       $1.86 - $14.25
         --------------------------  --------       -----       --------------

  The following table indicates relevant information for all contingent stock options outstanding, as of December 31, 2000:

            Shares  Exercise Price
            ------- --------------
            242,000     $ 1.86
             96,800       2.17
             31,460       6.51
             48,400       6.59
             16,940       6.61
             10,000       6.75
             50,000       6.94
             12,000       8.13
             11,000       8.30
             24,200      10.02
             20,000      14.25
            -------
     Total  562,800
            =======

  The weighted average exercise price of all the contingent stock options outstanding was $4.31, as of December 31, 2000 and 1999.

  There were no contingent stock options that were exercisable as of December 31, 2000.

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

(In Thousands, Except Per
Share Data)                 2000    1999    1998
--------------------------------------------------
Net Income as Reported     $38,476 $29,988 $28,142
Pro Forma Net Income       $38,003 $29,555 $27,643
EPS as Reported - Basic    $  3.33 $  2.41 $  2.00
EPS as Reported - Diluted  $  3.26 $  2.37 $  1.96
Pro Forma EPS - Basic      $  3.29 $  2.38 $  1.97
Pro Forma EPS - Diluted    $  3.22 $  2.33 $  1.93

  The Black-Scholes model was utilized for purposes of the option pricing. The volatility of 34.3%, 30.60%, and 28.00% for the options granted in 2000, 1999 and 1998, respectively, was based on historical weekly closing prices and historical annual dividend rates. The expected life of the options ranged from 1 month to 10 years. The dividend yield was 1.02%, 1.71% and 1.17% for 2000, 1999 and 1998, respectively. The risk-free interest rate which is based on the treasury bill/note rate, was 5.2%, 6.2% and 5.0% for options granted during 2000, 1999 and 1998, respectively. The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $4.25, $4.71, and $5.50, respectively.

  Pro forma net income only reflects the cost of options granted in 1995 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above for 1998. Pro forma net income does not reflect options granted under the contingent stock option plan as the options will become exercisable only upon the occurrence of certain triggering events, the dates of which cannot be determined.

General Bank 401(k) Plan

  In 1988, the Bank established a 401(k) Plan in which all employees of the Bank may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least one year prior to the semi-annual enrollment date. Employees may contribute up to 15 percent of their annual base salary up to limits established by the Internal Revenue Service with the Company matching 100 percent of the employee's contribution up to 5 percent of that employee's base salary. In 2000, 1999, and 1998, the Bank's contribution amounted to $401,000, $342,000, and $240,000, respectively.

Executive Incentive Savings Plan

  In 1992, the Board of Directors of the Bank authorized an Incentive Savings Plan which replaced the Executive Deferred Compensation Plan established in 1988. Under the plan, if any bonus or profit sharing award is received during the year by any vice president or any officer of the Bank ranking above such position (including officers who are also directors), he or she is allowed to set aside up to 30% of such bonus or profit sharing award received in the payment year, and the Bank will contribute additional funds for each participant to pay the federal income tax for the portion of the bonus or award so set aside. This arrangement is tied to a paid-up life insurance program having investment features and the participant has the right to choose different investment vehicles for the investment of the portion of the bonus or award set aside as described above. The Bank has contributed approximately $583,000, $473,000, and $592,000 to this plan in 2000, 1999 and 1998, respectively.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  The consolidated balance sheets do not reflect various commitments relating to financial instruments which are used in the normal course of business. These instruments include commitments to extend credit and letters of credit. Management does not anticipate that the settlement of these financial instruments will have a material adverse effect on the financial condition or the operations of the Company.

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

  Commitments to extend credit are legally binding loan commitments with fixed expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank receives a fee for providing a commitment. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon the extension of credit is based on management's evaluation. Collateral held varies but may include accounts receivable, inventory, property, equipment and real estate. As of December 31, 2000, the Company's undisbursed loan commitments amounted to approximately $526.7 million, of which $143.4 million related to construction loans. As of December 31, 1999, the Company's undisbursed loan commitments amounted to approximately $458.5 million, of which $126.1 million related to construction loans. As of December 31, 2000 and 1999, $152.3 million and $134.8 million of loan commitments were related to a program in which the Bank and various other minority-owned banks participate for the granting of credit to large U.S. corporations, all of which are rated A or better by one or both of the major rating services at the time of entering into the commitment agreement. All of the commitments are for one year or less. The Company does not anticipate funding in the majority of instances.

  In addition to loan commitments, the Company is also committed to meet capital calls to the various partnership interests of GBC Venture Capital, Inc. As of December 31, 2000 and 1999, these undisbursed commitments totaled $8.5 million and $3.8 million, respectively. These amounts are included as part of total undisbursed commitments.

  Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate foreign or domestic trade transactions. They represent a substitution of the Bank's credit for the customer's credit.

  The following is a summary of various financial instruments with off-balance sheet risk as of December 31, 2000 and 1999:

                                December 31,
-----------------------------------------------

(In Thousands)                  2000     1999
-----------------------------------------------
Undisbursed Commitments       $535,208 $462,333
Standby Letters of Credit      108,925   95,236
Bill of Lading Guarantees        1,118      632
Commercial Letters of Credit    70,154   84,002

  As of December 31, 2000, undisbursed commitments of $535.2 million include commitments to fund fixed-rate loans and adjustable-rate loans of $15.0 million and $511.7 million, respectively. As of December 31, 1999, undisbursed commitments of $462.3 million include commitments to fund fixed-rate loans and adjustable-rate loans of $8.4 million and $450.1 million, respectively.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks

  The carrying amount of cash and due from banks is considered fair value.

Federal funds sold and securities purchased under agreements to resell

  Outstanding amounts under these categories represented overnight transactions as of December 31, 2000 and 1999 and are considered to be carried at fair value.

Securities

  For securities including securities held to maturity, for trading and available for sale, fair values are based on quoted market prices or dealer quotations. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Warrants

  The fair value of warrants that meet the criteria of a derivative instrument were estimated at the individual warrant level by utilizing the Black-Scholes model.

Deposit liabilities

  The fair value of demand deposits, interest bearing demand, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated using the rates the Bank was offering as of December 31, 2000 and 1999 for deposits of similar remaining maturities.

Borrowings from the Federal Home Loan Bank

  The fair value of borrowings from the Federal Home Loan Bank is estimated using a discounted cash flow model.

Subordinated debt

  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of subordinated debt.

Accrued interest receivable/payable

  Accrued interest receivable and accrued interest payable are considered to be carried at fair value.

Off-Balance Sheet Financial Instruments

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

  The fair value disclosed hereinafter does not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are also not reflected in the amounts disclosed. The fair value estimates are dependent upon subjective estimates of market conditions and perceived risks of financial instruments at a point in time and involve significant uncertainties resulting in variation in estimates with changes in assumptions.

  The estimated fair values of the Company's financial instruments are as follows:

                                          2000                  1999
-----------------------------------------------------------------------------

                                   Carrying     Fair     Carrying     Fair
(In Thousands)                      Amount     Value      Amount     Value
-----------------------------------------------------------------------------
Financial Assets:
Cash and Due from Banks           $   40,306 $   40,306 $   26,120 $   26,120
Federal Funds Sold & Securities
 Purchased Under Agreement to
 Resell                               75,000     75,000     80,000     80,000
Securities Available for Sale        855,383    855,383    683,017    683,017
Securities Held to Maturity            1,025        968      1,300      1,241
Trading Securities                     4,637      4,637      1,114      1,114
Warrants                                   -      1,857          -          -
Loans, net                           945,512    928,296    902,000    881,398
Accrued Interest Receivable           13,181     13,181      9,853      9,853

Financial Liabilities:
Deposits                           1,674,569  1,675,037  1,490,811  1,490,443
Borrowings from the Federal Home
 Loan Bank                            25,000     24,994     50,000     49,173
Subordinated Debt                     39,138     31,938     39,007     37,007
Accrued Interest Payable               4,281      4,281      4,076      4,076

                                          2000                  1999
-----------------------------------------------------------------------------

                                   Contract     Fair     Contract     Fair
(In Thousands)                      Amount     Value      Amount     Value
-----------------------------------------------------------------------------
Off-balance Sheet
Financial Instruments:
Commercial Letters of Credit      $   70,154 $      175 $   84,002 $      210
Standby Letters of Credit            108,925      1,841     95,236      1,251
Bill of Lading Guarantees              1,118          4        632          2
Commitments to Extend Credit         535,208      4,693    462,333      3,566

NOTE 18 - CONDENSED FINANCIAL INFORMATION OF GBC BANCORP (PARENT COMPANY)

  Condensed balance sheets as of December 31, 2000 and 1999 follow:

                                                             December 31,
----------------------------------------------------------------------------
(Dollars in Thousands)                                      2000     1999
----------------------------------------------------------------------------
Assets
 Due From Bank Subsidiary                                 $    890 $    848
 Investment in Subsidiaries                                221,270  163,264
 Advance to Bank Subsidiary                                  2,900    7,000
 Other Assets                                                3,730    2,677
                                                          -------- ---------
 Total Assets                                             $228,790 $173,789
                                                          ======== =========
Liabilities and Stockholders' Equity
 Dividends Payable                                        $  1,163 $  1,037
 Other Liabilities                                             707      707
 Subordinated Debt                                          39,138   39,007
                                                          -------- ---------
  Total Liabilities                                         41,008   40,751
Stockholders' Equity
 Common stock, no par value or stated value; 40,000,000
  shares authorized; 11,628,734 and 11,523,019 shares
  outstanding at December 31, 2000 and 1999, respectively   63,625   57,289
 Retained Earnings                                         114,257   84,035
 Accumulated Other Comprehensive Income (Loss)               9,900   (8,286)
                                                          -------- ---------
 Total Stockholders' Equity                                187,782  133,038
                                                          -------- ---------
 Total Liabilities and Stockholders' Equity               $228,790 $173,789
                                                          ======== =========

  Condensed statements of income for the years ended December 31, 2000, 1999 and 1998 follow:

                                                      For the Year Ended
                                                         December 31,
----------------------------------------------------------------------------
(In Thousands)                                      2000     1999     1998
----------------------------------------------------------------------------
Interest Income from Bank Subsidiary              $   333  $ 1,058  $ 2,583
Dividends Received from Bank                       17,012   20,034    4,213
                                                  -------- -------- --------
Total Income                                       17,345   21,092    6,796

Interest Expense                                    3,481    3,481    3,481
Non-Interest Expense                                  196      135      139
                                                  -------- -------- --------
Total Expense                                       3,677    3,616    3,620

Income Before Income Taxes                         13,668   17,476    3,176
Benefit for Income Taxes                           (1,406)  (1,075)    (436)
                                                  -------- -------- --------
Income Before Equity in Undistributed
 Earnings of Subsidiaries                          15,074   18,551    3,612
Equity in Undistributed Earnings of Subsidiaries   23,402   11,437   24,530
                                                  -------- -------- --------
Net Income                                        $38,476  $29,988  $28,142
                                                  ======== ======== ========

  Condensed statements of cash flows for the years ended December 31, 2000, 1999, and 1998 follow:

                                              For the Year Ended December 31,
------------------------------------------------------------------------------
(In Thousands)                                   2000       1999       1998
------------------------------------------------------------------------------
Operating Activities
Net Income                                    $  38,476  $  29,988  $  28,142
Adjustments to Reconcile Net Income to Net
 Cash Provided by
 Operating Activities:
  Accretion of Discount on Subordinated Debt        131        131        131
  Net (Increase) Decrease in Other Assets           (91)     1,088      2,883
  Equity in Undistributed Earnings of Sub-
   sidiaries                                    (23,402)   (11,437)   (24,530)
  Net Decrease in Other Liabilities                   -        (13)        (1)
                                              ---------- ---------- ----------
   Net Cash Provided by Operating Activities     15,114     19,757      6,625
                                              ---------- ---------- ----------
Investing Activities
Net (Increase) Decrease of Investment in
 Subsidiaries                                   (12,329)    31,058      5,400
                                              ---------- ---------- ----------
   Net Cash (Used in) Provided by Investing
    Activities                                  (12,329)    31,058      5,400
                                              ---------- ---------- ----------
Financing Activities
Cash Dividends Paid                              (4,387)    (4,025)    (4,024)
Proceeds from Exercise of Stock Options and
 Issuance of Stock                                5,376        664      1,375
Payment to Repurchase Common Stock               (3,732)   (46,817)   (10,386)
                                              ---------- ---------- ----------
  Net Cash Used in Financing Activities          (2,743)   (50,178)   (13,035)
                                              ---------- ---------- ----------
  Net Change in Due from Bank                        42        637     (1,010)
Due from Bank at Beginning of Year                  848        211      1,221
                                              ---------- ---------- ----------
Due from Bank at End of Year                  $     890  $     848  $     211
                                              ========== ========== ==========
Supplemental Disclosures of Cash Flow Infor-
 mation
  Cash Paid (Received) During the Year for:
   Interest                                   $   3,350  $   3,350  $   3,350
   Income Tax Refunds                         $  (1,075) $    (436) $    (394)

NOTE 19 - REGULATORY MATTERS

  The Bank is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subjected.

  As of December 31, 2000 and 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes would change the institution's category.

  A "well capitalized" institution is one with capital ratios as shown in the following table. As of December 31, 2000, Tier 1 risk based capital, total risk based and leverage ratios for both the Company and the Bank exceeded the "well capitalized" ratio requirements as follows:

                                                  Minimum        Well
                  GBC Bancorp    General Bank    Regulatory  Capitalized
(In Thousands)   Amount  Ratio   Amount  Ratio  Requirements Requirements
-------------------------------------------------------------------------
Tier 1          $177,876 10.23% $190,227 11.13%      4%           6%
Total           $239,088 13.75% $209,652 12.26%      8%          10%
Leverage Ratio  $177,876  8.96% $190,227  9.63%      4%           5%

  As of December 31, 1999, Tier 1 risk based capital, total risk based capital and leverage ratios for both the Company and the Bank exceeded the "well capitalized" ratio requirements as follows:

                                                  Minimum        Well
                  GBC Bancorp    General Bank    Regulatory  Capitalized
(In Thousands)   Amount  Ratio   Amount  Ratio  Requirements Requirements
-------------------------------------------------------------------------
Tier 1          $141,257  9.07% $167,554 10.82%      4%           6%
Total           $199,726 12.83% $186,925 12.07%      8%          10%
Leverage Ratio  $141,257  8.06% $167,554  9.58%      4%           5%


  The Financial Code of the State of California provides that dividends paid by the Bank in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 2000, approximately $51.5 million of undivided profits of the Bank are available for dividends to the Company, subject to the subordinated debt covenant restrictions.

NOTE 20 - OTHER NON-INTEREST EXPENSE

  Components of other non-interest expense in excess of 1% of the sum of total interest income and non-interest income for each period were as follows:

(In Thousands)                              2000    1999   1998
----------------------------------------------------------------
Office Supplies and Communication Expense  $ 1,730 $1,644 $1,522
Professional Services Expense                1,933  1,592  1,606
FDIC Assessment Expense                        317    163    159
Real Estate Investment Expense               1,697  1,512  1,329
Litigation Expense                           2,410     49      -
Other                                        2,053  2,212  2,222
                                           ------- ------ ------
Total                                      $10,140 $7,172 $6,838
                                           ======= ====== ======

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                  Three Months Ended in 2000
(In Thousands, except Per
Share Data)                   March 31 June 30  Sept. 30 Dec. 31
----------------------------------------------------------------
Interest Income               $35,758  $41,870  $42,065  $43,428
Interest Expense               16,092   18,347   19,858   20,382
Net Interest Income            19,666   23,523   22,207   23,046
Provision for Credit Losses         -   (1,500)   1,000    1,700
Income Before Income Taxes     17,628   21,177   16,306    7,025
Net Income                     10,848   12,877   10,072    4,679
Earnings Per Share - Basic       0.94     1.12     0.87     0.40
Earnings Per Share - Diluted     0.92     1.10     0.85     0.39

                                  Three Months Ended in 1999
(In Thousands, except Per
Share Data)                   March 31 June 30  Sept. 30 Dec. 31
----------------------------------------------------------------
Interest Income               $31,154  $31,303  $33,119  $34,685
Interest Expense               13,427   13,733   14,273   14,850
Net Interest Income            17,727   17,570   18,846   19,835
Provision for Credit Losses     1,500      500    1,500        -
Income Before Income Taxes     10,484   11,232   12,076   14,528
Net Income                      6,565    7,016    7,492    8,915
Earnings Per Share - Basic       0.48     0.54     0.64     0.77
Earnings Per Share - Diluted     0.47     0.53     0.62     0.76

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GBC Bancorp and Subsidiaries Los Angeles, California

We have audited the accompanying consolidated balance sheets of GBC Bancorp and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche llp

Los Angeles, California
January 19, 2001
(March 2, 2001 as to Note 14)

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

General Bank                                           California

GBC Venture Capital, Inc.                              California

Subsidiaries of General Bank
----------------------------

GBC Investment & Consulting Company, Inc.              California

GBC Insurance Services, Inc.                           California

GBC Leasing Company, Inc.                              California

GBC Real Estate Investments, Inc.                      California