Form 10-Q
period 2001-03-31
GBC BANCORP
filed 2001-05-15
CIK 351710

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001 Commission file number 0-16213

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

Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common stock, no par value, 11,708,427 shares issued and outstanding as of March 31, 2001.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION .............................................................

Item 1.	Financial Statements ..............................................................................

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .............................................................................

PART II -	OTHER INFORMATION ......................................................................

Item 1.	Legal Proceedings ..................................................................................

Item 2.	Changes In Securities .............................................................................

Item 3.	Default Upon Senior Securities...........................................................

Item 4.	Submission Of Matters To A Vote Of Securities Holders .....................

Item 5.	Other Information ...................................................................................

Item 6.	Exhibits And Reports On Form 8-K ......................................................

PART III -	SIGNATURES .......................................................................................

PART I - FINANCIAL INFORMATION




GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars In Thousands)	2001	2000
Assets
Cash and Due From Banks	$ 40,470	$ 40,306
Federal Funds Sold and Securities Purchased Under Agreements to Resell	66,500	75,000
Cash and Cash Equivalents	106,970	115,306

Securities Available for Sale at Fair Value (Amortized Cost of $854,923
at March 31, 2001 and $838,302 at December 31, 2000, respectively)	878,293	855,383
Securities Held to Maturity (Fair Value of $959 at March 31, 2001
and $968 at December 31, 2000, respectively)	959	1,025
Trading Securities	1,335	4,637
Loans and Leases	1,016,052	969,023
Less: Allowance for Credit Losses	(22,298)	(19,426)
Deferred Loan Fees	(4,385)	(4,085)
Loans and Leases, Net	989,369	945,512
Bank Premises and Equipment, Net	5,602	5,578
Other Real Estate Owned, Net	1,054	1,035
Due From Customers on Acceptances	12,440	6,304
Real Estate Held for Investment	3,401	3,826
Other Investments	16,272	15,444
Accrued Interest Receivable and Other Assets	15,137	15,059
Total Assets	$ 2,030,832	$ 1,969,109

Liabilities and Stockholders' Equity

Deposits:
Demand	$ 207,080	$ 207,281
Interest Bearing Demand	377,869	389,347
Savings	65,778	69,386
Time Certificates of Deposit of $100,000 or More	840,258	826,157
Other Time Deposits	179,338	182,398
Total Deposits	1,670,323	1,674,569

Borrowings from the Federal Home Loan Bank	73,000	25,000
Subordinated Debt	39,170	39,138
Acceptances Outstanding	12,440	6,304
Accrued Expenses and Other Liabilities	36,825	36,316
Total Liabilities	1,831,758	1,781,327

Stockholders' Equity:
Common Stock, No Par or Stated Value;
40,000,000 Shares Authorized; 11,708,427 shares(net of 96,935 shares held in trust) at March 31, 2001 and 11,557,727 shares(net of 71,007 shares held in
trust) at December 31, 2000, respectively	$ 67,043	$ 62,054
Accumulated Other Comprehensive Income	13,534	9,891
Retained Earnings	116,023	114,266
Shares Held in Trust for Deferred Compensation	2,474	1,571
Total Stockholders' Equity	199,074	187,782
Total Liabilities and Stockholders' Equity	$ 2,030,832	$ 1,969,109

See Accompanying Notes to Consolidated Financial Statements





GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2001	2000
INTEREST INCOME
Loans and Leases, Including Fees	$ 23,244	$ 22,443
Securities Available for Sale	15,343	11,621
Securities Held to Maturity	16	20
Federal Funds Sold and Securities
Purchased under Agreements to Resell	1,047	1,671
Other	8	3

Total Interest Income	39,658	35,758

INTEREST EXPENSE
Interest Bearing Demand	2,909	2,827
Savings	352	475
Time Certificates of Deposits of $100,000 or More	11,701	9,050
Other Time Deposits	2,353	2,248
Federal Funds Purchased and Securities
Sold under Repurchase Agreements	12	9
Borrowings from the Federal Home Loan Bank	421	613
Subordinated Debt	870	870

Total Interest Expense	18,618	16,092

Net Interest Income	21,040	19,666
Provision for Credit Losses	6,000	-

Net Interest Income after Provision
for Credit Losses	15,040	19,666

NON-INTEREST INCOME
Service Charges and Commissions	1,887	1,966
Gain on Sale of Loans, Net	3	3
Gain on Sale of Fixed Assets	-	4
Trading Account Revenue	2,273	5,201
Expense from Other Investments	(135)	(2)
Other	31	67

Total Non-Interest Income	4,059	7,239

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,326	5,480
Occupancy Expense	830	797
Furniture and Equipment Expense	513	515
Net Other Real Estate Owned Expense	43	606
Other	2,192	1,879

Operating Non-interest Expense	8,904	9,277
Reduction of Fair Value of Derivatives	6,727	-

Total Non-Interest Expense	15,631	9,277

Income before Income Taxes	3,468	17,628
Provision for Income Taxes	1,083	6,780
Income before Cumulative Effect of a Change in Accounting Principle	2,385	10,848

Cumulative Effect of a Change in Accounting Principle, Net of Tax	4,962	-

Net Income	$ 7,347	$ 10,848
Earnings Per Share:
Income before Cumulative Effect of a Change in Accounting Principle
Basic	$ 0.20	$ 0.94
Diluted	0.20	0.92
Cumulative Effect of a Change in Accounting Principle, Net of Tax
Basic	$ 0.42	$ -
Diluted	0.41	-
Net Income
Basic	$ 0.62	$ 0.94
Diluted	0.61	0.92
Weighted Average Basic Shares Outstanding	11,790,083	11,518,119
Weighted Average Diluted Shares Outstanding	11,972,208	11,742,361
See Accompanying Notes to Consolidated Financial Statements





GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended March 31,
(In Thousands)	2001	2000

OPERATING ACTIVITIES
Net Income	$ 7,347	$ 10,848
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	325	370
Net (Accretion)/Amortization of Premiums on Securities	(1,061)	106
Accretion of Discount on Subordinated Notes	32	32
Writedown on Real Estate Held for Investment	424	424
Provision for Credit Losses	6,000	-
Provision for Losses on Other Real Estate Owned	-	389
Amortization of Deferred Loan Fees	(1,014)	(938)
Gain on Sale of Other Real Estate Owned	-	(29)
Gain on Sale of Fixed Assets	-	(4)
Net (Decrease)/Increase in Trading Securities	3,302	(5,379)
Net Decrease in Forward Sales Equity Securities	-	2,631
Net Increase in Accrued Interest Receivable and Other Assets	(2,213)	(3,391)
Net Increase in Accrued Expenses and Other Liabilities	2,656	5,023

Net Cash Provided by Operating Activities	15,798	10,082

INVESTING ACTIVITIES
Purchases of Securities Available for Sale	(59,415)	(75,862)
Proceeds from Maturities of Securities Available for Sale	43,855	20,009
Proceeds from Maturities of Securities Held to Maturity	66	49
Net (Increase)/Decrease in Loans and Leases	(48,861)	12,772
Purchase of Equity Interest in Limited Partnerships	(1,135)	(825)
Net Decrease in Other Investments	307	-
Proceeds from Sales of Other Real Estate Owned	-	463
Purchases of Premises and Equipment	(351)	(399)
Proceeds from Sales of Bank Premises and Equipment	3	4

Net Cash Used by Investing Activities	(65,531)	(43,789)

FINANCING ACTIVITIES
Net (Decrease)/Increase in Demand, Interest Bearing Demand and Savings Deposits	(15,287)	96,373
Net Increase in Time Certificates of Deposit	11,041	43,194
Net Increase in Borrowings from the Federal Home Loan Bank	48,000	-
Stock Repurchase Program	(4,174)	(3,177)
Cash Dividends Paid	(1,163)	(1,037)
Proceeds from Exercise of Stock Options	2,077	224
Issuance of Stock	903	829
	`	`
Net Cash Provided by Financing Activities	41,397	136,406

Net Change in Cash and Cash Equivalents	(8,336)	102,699
Cash and Cash Equivalents at Beginning of Period	115,306	106,120

Cash and Cash Equivalents at End of Period	$ 106,970	$ 208,819

Supplemental Disclosures of Cash Flow Information
Cash Paid During This Period for
Interest	$ 19,247	$ 15,688
Income Taxes	15	2,049

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned at Fair Value	$ 18	$ 21

See Accompanying Notes to Consolidated Financial Statements



GBC Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Basis of Presentation

  In the opinion of management, the unaudited consolidated financial statements of GBC Bancorp and its subsidiaries (the "Company") as of March 31, 2001 and December 31, 2000 and the quarter ended March 31, 2001 and 2000, reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United Stated of America.

  Change of Accounting Principle

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS No. 133"). On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's statements of income. The Company has received rights to acquire stock in the form of warrants, as an adjunct to its high technology banking relationships. Most of the warrants contain a cashless exercise provision thereby qualifying them as derivatives under FAS No. 133, requiring they be carried at fair value. The amount represents the difference between the carrying value of the Company's derivatives and their fair value.

  Commitments and Contingencies

  In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements.

  The following is a summary of the Company's commitments and contingencies as of March 31, 2001 and December 31, 2000:


	March 31,	December 31,
(In Thousands)	2001	2000

Undisbursed Commitments	$534,987	$535,208
Standby Letters of Credit	115,461	108,925
Bill of Lading Guarantees	1,669	1,118
Commercial Letters of Credits	82,191	70,154


  Pending Litigation

  In the normal course of business, the Company is subject to pending and threatened legal actions. In April, 2001 an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding at March 31, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and intends to appeal. Management believes that it's reasonably probable that the ruling will be overturned and no additional charge-offs nor additions to the allowance for credit losses have been provided as a result of the ruling. Management does not believe that the outcome of other actions where the Company is subject to pending and threatened legal action will have a material adverse effect on the Company's financial condition or results of operations.

  Earnings Per Share

  Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

  Quarterly Dividends

  On February 15, 2001, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share payable on or about April 15, 2001 to shareholders of record on March 31, 2001.

  Recent Accounting Developments

In September 2000, SFAS No. 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of FASB Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without consideration. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position, or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including, without limitation, statements containing the words "indicates," "anticipates," "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Market Risk, Liquidity and Interest Rate Sensitivity, and Recent Accounting Developments. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

For the quarter ended March 31, 2001, net income totaled $7,347,000, or $0.61 diluted earnings per share, compared to $10,848,000, or $0.92 diluted earnings per share for the first quarter of 2000.

The $3,501,000, or 32.3%, decrease in net income was primarily the result of $6,000,000 increase of the provision for credit losses. There was no provision for credit losses for the three months ended March 31, 2000. The increase in the provision for credit losses was due to deterioration in existing problem commercial loans. Non interest income also decreased $3,180,000 primarily due to a decline in trading revenue. Partially offsetting the above was a $1,374,000 increase of net interest income. In 2001, the Company adopted SFAS No.133 whereby the difference of a non-hedging derivative's carrying value and its fair value is recorded through the statement of income. The net impact of recording derivatives at fair value as required by SFAS No. 133 was to increase net income on a pre-tax basis by $1,834,000.

The annualized return on average assets ("ROA") for the Company was 1.52% and 2.42% for the quarter ended March 31, 2001 and 2000, respectively. The annualized return on average stockholders' equity ("ROE") for the quarter ended March 31, 2001 and 2000 was 15.3% and 31.8%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

For the quarter ended March 31, 2001 and 2000, net interest income before the provision for credit losses was $21,040,000 and $19,666,000, respectively, representing an increase of $1,374,000, or 7.0%. The reasons explaining this increase are discussed below.

Interest Income

Total interest income for the quarter ended March 31, 2001 was $39,658,000 compared to $35,758,000 for the corresponding period of a year ago. The increase of $3,900,000, or 10.9%, was due to both an increase of average earning assets and the yield earned thereon. For the quarter ended March 31, 2001 and 2000, average earning assets were $1,894.5 million and $1,733.1 million, respectively, representing a $161.4 million, or 9.3%, growth. The yield on earning assets increased from 8.30% to 8.49%, for the quarter ended March 31, 2000 and 2001, respectively.

The 19-basis point increase was mainly due to the higher yield from investment securities which increased 70 basis points from 6.62% to 7.32% for the quarter ended March 31, 2000 and 2001, respectively. The higher yield was primarily due to the restructuring of the portfolio in the fourth quarter of 2000.

Offsetting the above increase was the 17 basis point of the decline yield on loans and leases. The decrease was due to the decline of the average prime rate of interest from 8.69% in the first quarter of 2000 to 8.63% in the corresponding period of 2001. In addition, there was a decline of the loan yield because during the first quarter of 2001, there were net interest charge-offs of $339,000 as compared to net interest recoveries of $232,000 during the first quarter of 2000. Offsetting the above, there was a decline of the average non-accrual loans. For the quarter ended March 31, 2001 and 2000 non-accrual loans averaged $19.3 million and $32.9 million, respectively.

Interest Expense

Total interest expense for the quarter ended March 31, 2001 was $18,618,000 compared to $16,092,000 for the corresponding period of a year ago. The increase of $2,526,000, or 15.7%, was due to both the increase of the cost of funds and the increase of average interest-bearing deposits. The cost of funds increased from 4.47% for the quarter ended March 31, 2000 to 4.92% for the quarter ended March 31, 2001. The 45 basis point increase of the cost of funds was primarily the result of increased annualized costs for time certificates of deposit of $100,000 or more and other time deposits. Average interest-bearing deposits were $1,461.5 million and $1,357.2 million for the quarter ended March 31, 2001 and 2000, respectively, an increase of $104.3 million, or 7.7%. The growth was primarily in the higher costing time certificates of deposit of $100,000 or more which increased to 50.2% of total average deposits for the first quarter of 2001 from 46.8% for the first quarter of 2000. In addition, average interest bearing demand deposits increased $21.6 million. These increases were partially offset by a $14.5 million and $11.2 million decline of the average other time deposits and saving deposits, respectively.

For the quarter ended as indicated, the average balance and rates paid for the deposit categories were as follows (dollars in thousands):



	For the Quarter Ended March 31
	2001	2000

Interest bearing demand - Average balance	$ 380,109	$ 358,545
Rate	3.10%	3.17%

Savings - Average balance	68,494	79,696
Rate	2.09%	2.40%

Time certificates of deposit
of $100,000 or more - Average balance	830,005	721,608
Rate	5.72%	5.04%

Other time deposits - Average balance	182,920	197,379
Rate	5.22%	4.58%


Interest expense related to other borrowings declined $189,000 due to a reduced average balance of borrowings from the Federal Home Loan Bank. This was partially offset by an increase of the cost of the Federal Home Loan Bank borrowings.

The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, decreased to 3.57% for the quarter ended March 31, 2001 from 3.83% for the corresponding period of a year ago. The 26 basis point decrease is due to the 45 basis point increase of the cost of funds compared to the 19 basis point increase of the yield on earning assets.

The net interest margin, defined as the annualized difference between interest income and interest expense divided by average interest earning assets, decreased 6 basis points to 4.50% for the quarter ended March 31, 2001, from 4.56% for the corresponding period of a year ago. The decline of the net interest spread was partially offset by the increase of average non-costing funds. For the quarter ended March 31, 2001, average non-interest bearing demand deposits increased $8.6 million and average stockholders' equity, excluding the unrealized gain/loss on securities available for sale, increased $39.3 million.

Provision for Credit Losses

For the quarter ended March 31, 2000, there was no provision for credit losses. For the quarter ended March 31, 2001, the provision for credit losses was $6,000,000.

The $6,000,000 provision was based on the quarter-end review of existing problem commercial loans. The review determined there had been a further deterioration in the condition of certain loans with a resulting effect on charge-offs and non-accrual loans. For the first quarter ended March 31, 2001, net charge-offs were $3.1 million compared to net recoveries of $0.1 million for the corresponding period of a year ago. As of March 31, 2001, non-accrual loans totaled $23.6 million compared to $12.2 million, as of March 31, 2000.

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

Non-Interest Income

Non-interest income for the quarter ended March 31, 2001 totaled $4,059,000 compared to $7,239,000 for the same period ended March 31, 2000, representing a $3,180,000, or 43.9% decrease. The decline is primarily due to the $2,928,000 reduction of trading revenue. For the quarter ended March 31, 2001 and 2000, trading revenue was $2,273,000 and $5,201,000, respectively. $1,308,000 of the trading revenue earned for the quarter ended March 31, 2001, represents recognition of the fair value of securities subject to a lock-up provision which expires in April of 2001. This portion of the trading revenue is subject to revaluation until the securities are sold. Thus, they are subject to stock market conditions as well as the performance of the company.

Trading account revenue is income earned on securities classified as trading account securities. The Company's subsidiary, GBC Venture Capital, ("VC") receives equity securities which it holds as trading securities primarily from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The recognition of fair value and ultimate disposition of these securities results in trading account revenue.

Also included in other income is the income (expense) from other investments. This source of income is based on recording under the equity method the income or loss as reported by the partnerships of which the Company is a limited partner.

Non-Interest Expense

Operating non-interest expense for the quarter ended March 31, 2001, totaled $8,904,000, a $373,000, or 4.0%, decrease from the $9,277,000 recorded in the same period of 2000. The decline was primarily the result of a $563,000 reduction of net other real estate owned expense for the quarter ended March 31, 2001 compared to the corresponding period of a year ago. The reduction of net other real estate owned expense was primarily the result of a $389,000 provision for the valuation of OREO properties held as of March 31, 2000. The decline of net other real estate owned expense was partially offset by a $313,000 increase of other expense due mainly to the settlement of litigation in the first quarter of 2001.

As discussed below, as of January 1, 2001, there were warrants classified as derivatives totaling $8,561,000 pre-tax. One company's warrants valued at $6,245,000 as of this date, were converted into equity securities and $1,308,000 of trading revenue for the quarter-ended March 31, 2001 was recognized. The conversion of these warrants and a decline in the value of the underlying shares caused the majority of the $6,727,000 which was recognized as reduction of fair value of derivatives.

For the quarter ended March 31, 2001, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, declined to 38.8%, comparing favorably to 42.7% for the corresponding period of 2000. The efficiency ratios as reported exclude trading revenue and income (expense) from other investments, reduction of fair value of derivatives, and the cumulative effect of a change in accounting principle.

Provision for Income Taxes

For the quarter ended March 31, 2001, the provision for income taxes was $1,083,000, representing 31.2% of pre-tax income. The provision for the quarter ended March 31, 2000 was $6,780,000, representing 38.5% of pre-tax income. The Company's effective tax rate is less than the statutory rate, primarily due to low income housing tax credits, and the cumulative effect of a change in accounting principle is presented net of tax at the statutory rate thereby causing the reduction of the provision for taxes as a percentage of pre-tax income.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS No. 133"). On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's statements of income. The Company has received rights to acquire stock in the form of warrants, as an adjunct to its high technology banking relationships. Most of the warrants contain a cashless exercise provision thereby qualifying them as derivatives under FAS No. 133, requiring they be carried at fair value. The amount represents the difference between the carrying value of the Company's derivatives and their fair value.

Other Matters

In April 2001, an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding as of March 31, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and intends to appeal. Management believes that it is reasonably probable that the ruling will be overturned and no additional charge-offs or additions to the allowance for credit losses will be required.

FINANCIAL CONDITION

Total assets as of March 31, 2001 were $2,030.8 million representing a $61.7 million, or 3.1%, increase from total assets of $1,969.1 million as of December 31, 2000. The growth of total assets from December 31, 2000 to March 31, 2001 was primarily funded by an increase of total borrowings from the Federal Home Loan Bank of $48.0 million. Loans and leases and stockholders' equity were at record levels, as of March 31, 2001.

Loans and Leases

As of March 31, 2001, total loans and leases were $1,016.1 million compared to $969.0 million as of December 31, 2000, representing a $47.1 million, or 4.9% increase. The increase was due to growth of $19.9 million and $33.8 million in the commercial and real estate construction portfolios, respectively.

The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:


	March 31, 2001		December 31, 2000
(In Thousands)	Amount	Percentage	Amount	Percentage
Commercial	$ 469,423	46.20%	$ 449,484	46.39%
Real Estate - Construction	200,462	19.73%	166,656	17.20%
Real Estate - Conventional	306,860	30.20%	309,834	31.97%
Installment	14	N/A	2	N/A
Other Loans	22,097	2.18%	25,969	2.68%
Leveraged Leases	17,196	1.69%	17,078	1.76%
Total	$ 1,016,052	100.00%	$ 969,023	100.00%
</TABEL>

N/A = Percentage less than 0.01

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

The following table provides information on the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:



(IN THOUSANDS)	March 31, 2001	December 31, 2000

Loans 90 Days or More Past Due and Still Accruing	$ 10,145	$ 2,217
Non-accrual Loans	23,638	14,823
Total Past Due Loans	33,783	17,040
Restructured Loans (on Accrual Status)	3,491	4,978
Total Non-performing and Restructured Loans	37,274	22,018
Other Real Estate Owned, Net	1,054	1,035
Total Non-performing Assets	$ 38,328	$ 23,053


Total non-performing assets increased from $23.1 million to $38.3 million from December 31, 2000 to March 31, 2001. The $15.2 million, or 66.3%, increase was the result of the increase of total past due loans.

Loans 90 Days or More Past Due

Seven borrowers with loans totaling $10.1 million are past due 90 days but still accruing, representing an increase of $7.9 million compared to the prior quarter-end. In the case of five of the borrowers with past due loans totaling $7.7 million, interest is now current and the loan has either been renewed or the extension is in process. In the case of the sixth borrower with $2.0 million of past due notes, renewal is in process with interest to be brought current. The past due note of the seventh borrower totaling $0.4 million is cash collateralized. There is no loss of principal or interest expected on these credits.

Non-accrual loans

The non-accrual loans increased $8.8 million or 59.5%, to $23.6 million at March 31, 2001 from $14.8 million at December 31, 2000. The increase was primarily due to the deterioration in the condition of existing problem commercial loans.

The following table identifies the components of the increase in non-accrual loans during the three months ended March 31, 2001:

Non-Accrual Loans (In Thousands)



Non-Accrual Loans (In Thousands)

Balance, December 31, 2000	$14,823
Add: Loans placed on non-accrual	18,476
Less: Charge-offs	(3,075)
Returned to accrual status	(1,412)
Repayments	(5,151)
Transfer to OREO	(23)
Balance, March 31, 2001	$23,638


The following table breaks out the Company's non-accrual loans by category as of March 31, 2001 and December 31, 2000:


(IN THOUSANDS)	March 31, 2001	December 31, 2000
Commercial	$ 16,064	$ 14,823
Real Estate-Construction	6,157	-
Real Estate-Conventional	1,417	-
Total	$23,638	$14,823


Restructured Loans

As of March 31, 2001, the balance of restructured loans was $3.5 million compared to $5.0 million as of December 31, 2000. The decline was due to the pay off of a $1.5 million restructured loan, which resulted in a $0.5 million recovery to the allowance for credit losses. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of March 31, 2001, there was one restructured loan of $64,000 on non-accrual status. As of March 31, 2001, restructured loans, excluding the non-accrual loan noted above, consisted of five credits. The weighted average yield of the restructured loans as of March 31, 2001 was 10.26%.

There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned

As of March 31, 2001, other real estate owned ("OREO"), net of valuation allowance of $0.9 million, totaled $1.1 million, as compared to the net balance of $1.0 million, net of valuation allowance of $0.9 million, as of December 31, 2000. As of March 31, 2001, OREO consisted of 7 properties, up from 6 properties, as of December 31, 2000.

The OREO properties are all physically located in the Bank's market area. They include single family residences, commercial and industrial buildings, and land. Two properties comprise the land category of OREO. The Company intends to enter into a partnership to develop one of the land properties. There is no intent to develop the other land property.

The following table sets forth the Bank's OREO by property type, as of the dates indicated:



	March 31,	December 31,
(In Thousands)	2001	2000
Property Type
Single-Family Residential	$ 19	$ -
Land	471	471
Retail Facilities	803	803
Industrial Facilities	652	652
Less: Valuation Allowance	(891)	(891)

Total	$ 1,054	$ 1,035



Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $ 23.6 million of net recorded investment of impaired loans as of March 31, 2001, $1.5 million is included in the balance of restructured loans and is performing pursuant to the terms and conditions of the restructuring. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:



(IN THOUSANDS)	March 31, 2001	Dec. 31, 2000
Recorded Investment with Related Allowance	$21,203	$9,598
Recorded Investment with no Related Allowance	2,396	3,778
Gross Recorded Investment	23,599	13,376
Allowance for Impaired Loans	5,361	2,626
Net Investment in Impaired Loans	18,238	10,750


The average balance of total recorded investment in impaired loans was $18.5 million for the three months ended March 31, 2001 and $20.4 million for the twelve months ended December 31, 2000.

For the quarter ended March 31, 2001 and 2000, interest income recognized on impaired loans was $75,000 and $178,000, respectively. Of the amount of interest income recognized during the quarters ended March 31, 2001 and 2000, no interest was recognized under the cash basis method.

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

Allowance for Credit Losses

As of March 31, 2001, the balance of the allowance for credit losses was $22.3 million, representing 2.19% of outstanding loans and leases. This compares to an allowance for credit losses of $19.4 million as of December 31, 2000, representing 2.00% of outstanding loans and leases.

The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans), for the three-month period ended as indicated:


(IN THOUSANDS)	March 31, 2001	March 31, 2000
Balance, Beginning of Period	$19,426	$19,808
Provision for Credit Losses	6,000	-
Charge-offs	(3,804)	(20)
Recoveries	676	157
Net (Charge-offs) / Recoveries	(3,128)	137
Balance, End of Period	$22,298	$19,945


As of March 31, 2001, the allowance represents 94.3% of non-accrual loans and 59.8% of non-performing and restructured loans combined. As of December 31, 2000, the allowance represented 131% of non-accrual loans and 88.2% of non-performing and restructured loans combined.

The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay, in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of March 31, 2001. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

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

Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of March 31, 2001.

Securities

The Company classifies its securities as held to maturity, trading or available for sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

Common shares of companies held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value with unrealized gains/losses included in earnings.

Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available for sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in accumulated other comprehensive income.

As of March 31, 2001, the Company recorded net unrealized gains of $23,370,000 on its available for sale portfolio. Accumulated other comprehensive income includes $13,544,000, representing the net unrealized gains, net of tax.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities as of March 31, 2001 and December 31, 2000 were as follows:


		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2001	Cost	Gains	Losses	Value
Securities Held to Maturity
U.S. Government Agencies	$ 959	$ -	$ -	$ 959

Total	$ 959	$ -	$ -	$ 959

Securities Available for Sale
U.S. Government Agencies	$ 20,662	$ 925	$ -	$ 21,587
Mortgage Backed Securities	88,111	1,612	-	89,723
Commercial Mortgage Backed Securities	68,317	3,484	-	71,801
Corporate Notes	96,743	5,361	-	102,104
Collateralized Mortgage Obligations	289,729	6,078	-	295,807
Asset Backed Securities	287,521	5,910	-	293,431
Other Securities	3,840	-	-	3,840

Total	$854,923	$23,370	$ -	$878,293

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 1,335

Total	$ -	$ -	$ -	$ 1,335


		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2000	Cost	Gains	Losses	Value
Securities Held to Maturity
U.S. Government Agencies	$ 1,025	$ -	$ (57)	$ 968

Total	$ 1,025	$ -	$ (57)	$ 968

Securities Available for Sale
U.S. Government Agencies	$ 20,854	$ 526	$ -	$ 21,380
Mortgage Backed Securities	93,147	1,115	-	94,262
Commercial Mortgage Backed Securities	69,504	2,898	-	72,402
Corporate Notes	84,975	900	-	85,875
Collateralized Mortgage Obligations	263,287	3,414	-	266,701
Asset Backed Securities	303,221	2,330	-	305,551
Other Securities	3,314	5,898	-	9,212

Total	$ 838,302	$ 17,081	$ -	$ 855,383

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 4,637

Total	$ -	$ -	$ -	$ 4,637



As of March 31, 2001, the net book value of total investment securities was $855.9 million, of which $96.7 million is unsecured corporate debt, as shown below (dollars in millions):


Lehman Brothers	$15.0
Aristar Inc.	10.1
Bear Stearns	9.8
Household Financial	9.7
American General	4.8
CIT Group	9.9
Heller Financial	10.0
Countrywide Credit	1.9
Ford Motor Credit	10.0
Finova Capital Corp	9.4
Daimler Chrysler	6.1
Total:	$96.7


As of March 31, 2001, trading securities totaled $1.3 million and were comprised of three equity issues. The equity securities are non-interest bearing instruments.

There were no sales of securities available for sale or securities held to maturity during the quarter ended March 31, 2001 and 2000.

Other Investments

As of March 31, 2001, other investments totaled $16.3 million. The balance is comprised of various venture capital funds that invest in technology companies. As of March 31, 2001, undisbursed commitments to invest in these various funds totaled $7.3 million. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $7.5 million as of March 31, 2001. AFT owns a number of aircraft which it leases to different lessees in various countries. All these partnership interests are accounted for by the equity method.

Deposits

The Company's deposits totaled $1,670.3 million as of March 31, 2001, a decrease of $4.3 million from $1,674.6 million as of December 31, 2000. All deposit categories reflected declines with the exception of time certificate of deposit of $100,000 or more, which increased $14.1 million from $826.2 million as of December 31, 2000 to $840.3 million, as of March 31, 2001.

There were no brokered deposits outstanding as of March 31, 2001 and December 31, 2000. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, and has experienced growth in this area, the depositors have generally renewed their deposits in the past at their maturity.

The maturity schedule of time certificates of deposit of $100,000 or more as of March 31, 2001 is as follows:


(IN THOUSANDS)
3 Months or Less	$338,108
Over 3 Months Through 6 Months	246,685
Over 6 Months through 12 Months	249,066
Over 12 Months	6,399
Total	$840,258


Other Borrowings

Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized as a yield adjustment over the 10-year life of the notes.

The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $73.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. The following relates to the outstanding advances as of March 31, 2001:


Maturity	Amount	Fixed Rate of Interest
	(In Thousands)
April 30, 2001	$10,000	4.92%
April 18, 2002	10,000	4.71%
July 15, 2002	5,000	5.61%
January 15, 2003	5,000	4.96%
March 14, 2003	10,000	4.98%
April 25, 2003	10,000	4.91%
May 27, 2003	10,000	5.25%
March 15,2004	13,000	5.25%


The total outstanding of $73 million of advances as of March 31, 2001 has a composite fixed rate of interest of 5.05%.

Capital Resources

Stockholders' equity totaled $199.1 million as of March 31, 2001, an increase of $11.3 million, or 6.0%, from $187.8 million, as of December 31, 2000.

An analysis of the change in stockholders' equity is as follows:



Stockholders' Equity	Amount
(In Thousands)
Balance as of December 31, 2000	$187,782
Repurchase of Stock	(4,174)
Net Income	7,347
Cash Dividends Declared	(1,417)
Change in Securities Valuation, Net of Tax	3,644
Stock Issuance (includes $2,077 of stock options exercised)	2,980
Tax Benefits related to Exercise of Stock Options	2,912

Balance as of March 31, 2001	$199,074


On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of the Company's stock. For the three months ended March 31, 2001, 140,100 shares had been repurchased at an average cost of $29.80 per share for a total of $4.2 million. As of April 25, 2001, this program was completed. 384,154 shares had been repurchased for a total of $10 million at an average cost per share of $26.03.

In February, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of May 11, 2001, 68,400 shares had been repurchased at an average cost of $24.23 per share for a total of $1.7 million

Capital ratios for the Company and for the Bank were as follows as of the dates indicated:



	Well-Capitalized	March 31,	December 31,
	Requirements	2001	2000
GBC Bancorp
Tier 1 Leverage Ratio	5%	9.53%	8.96%
Tier 1 Risk-Based Capital Ratio	6%	10.41%	10.23%
Total Risk-Based Capital Ratio	10%	13.86%	13.75%
General Bank
Tier 1 Leverage Ratio	5%	10.08%	9.63%
Tier 1 Risk-Based Capital Ratio	6%	11.06%	11.13%
Total Risk-Based Capital Ratio	10%	12.31%	12.26%


For the quarter ended March 31, 2001, the ratio of the Company's average stockholders' equity to average assets was 9.92%. For the year ended December 31, 2000, this ratio was 8.12%.

GBC Bancorp Executive Obligation Trust (The "Trust")

In the first quarter, 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. As of March 31, 2001, 96,935 shares of Company stock have been issued and transferred to the Trust. Such shares represent the earned deferred compensation of the Company's Chairman.

In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of retained earnings. As of March 31, 2001, this amount was $2,474,000, representing the cost of the 96,935 shares held in the Trust.

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $784.4 million, or 38.6%, of total assets, as of March 31, 2001, compared to $785.0 million, or 39.9%, of total assets, as of December 31, 2000.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. As of March 31, 2001, the Company has $73 million outstanding under this financing facility. Management believes its liquidity sources to be stable and adequate.

As of March 31, 2001, total loans and leases represented 60.8% of total deposits. This compares to 57.9% as of December 31, 2000.

The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the three months ending March 31, 2001, General Bank declared cash dividends of $1.4 million to GBC Bancorp.

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

As of March 31, 2001 there is a cumulative one year negative "gap" of $650.7 million. As of December 31, 2000, there was a cumulative one year negative "gap" of $667.8 million.

The following table indicates the Company's interest rate sensitivity position as of March 31, 2001, and is based on contractual maturities. It may not be representative of positions in subsequent periods.




	March 31, 2001
			INTEREST SENSITIVITY PERIOD
	0 to 90	91 to 365	Over 1 Year	Over	Non-Interest
(In Thousands)	Days	Days	to 5 Years	5 Years	Earning/Bearing	Total
Earning Assets
Securities Available for Sale	$ 9,322	$ -	$ 122,815	$ 746,156	$ -	$ 878,293
Securities Held to Maturity	-	-	959	-	-	959
	-	-	-	-	-
Trading Account Securities	-	-	-	-	1,335	1,335
Federal Funds Sold & Securities
Purchased Under Agreement to Resell	66,500	-	-	-	-	66,500
Loans and Leases (1) (2)	714,082	24,445	135,639	118,248	-	992,414
Non-Earning Assets (2)	-	-	-	-	91,331	91,331

Total Earning Assets	$ 789,904	$ 24,445	$ 259,413	$ 864,404	$ 92,666	$ 2,030,832

Source of Funds for Assets

Deposits:
Demand - N/B	$ -	$ -	$ -	$ -	$ 207,080	$ 207,080
Interest Bearing Demand	377,869	-	-	-	-	377,869
Savings	65,778	-	-	-	-	65,778
TCD'S Under $100,000	68,431	109,074	1,833	-	-	179,338
TCD'S $100,000 and Over	338,108	495,751	6,399	-	-	840,258

Total Deposits	$ 850,186	$ 604,825	$ 8,232	$ -	$ 207,080	$ 1,670,323

Borrowings from the Federal Home Loan Bank	$ 10,000	$ -	$ 63,000	$ -	$ -	$ 73,000
Subordinated Debt	-	-	-	39,170	-	39,170
Other Liabilities	-	-	-	-	49,265	49,265
Stockholders' Equity	-	-	-	-	199,074	199,074

Total Liabilities and
Stockholders' Equity	$ 860,186	$ 604,825	$ 71,232	$ 39,170	$ 455,419	$ 2,030,832

Interest Sensitivity Gap	$ (70,282)	$ (580,380)	$ 188,181	$ 825,234	$ (362,753)

Cumulative Interest Sensitivity
Gap	($70,282)	($650,662)	($462,481)	$362,753	-

Gap Ratio (% of Total Assets)	-3.5%	-28.6%	9.3%	40.6%	-17.8%

Cumulative Gap Ratio	-3.5%	-32.1%	-22.8%	17.8%	0.0%

(1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
(2) Non-accrual loans are included in non-earning assets.



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

Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table indicates the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of March 31, 2001:




	0 to 90	91 to 365	Over 1 Year	Over
(In Thousands)	Days	Days	to 5 Years	5 Years	Total
Interest-sensitive Assets
Securities Available for Sale	$ 53,115	$ 168,879	$ 552,617	$ 103,682	$ 878,293
Securities Held to Maturity	959	-	-	-	959
Federal Funds Sold & Securities
Purchased Under Agreements to Resell	66,500	-	-	-	66,500
Loans and Leases (1)	714,082	24,445	135,639	118,248	992,414

Total Interest-earning Assets	$ 834,656	$ 193,324	$ 688,256	$ 221,930	$ 1,938,166

Interest-sensitive Liabilities

Deposits
Interest Bearing Demand	$ 19,322	$ 57,972	$ 188,505	$ 112,070	$ 377,869
Savings	2,212	6,637	24,278	32,651	65,778
Time Certificates of Deposit	406,539	604,825	8,232	-	1,019,596

Total Deposits	$ 428,073	$ 669,434	$ 221,015	$ 144,721	$ 1,463,243

Borrowing from FHLB	$ 10,000	$ -	$ 63,000	$ -	$ 73,000

Subordinated Debt	-	-	-	39,170	39,170

Total Interest-sensitive Liabilities	$ 438,073	$ 669,434	$ 284,015	$ 183,891	$ 1,575,413

(1) Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses.



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

The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of from 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2001 :




	Net Interest	Market Value of
Change in Interest	Income Volatility	Portfolio Equity Volatility
Rates (Basis Points)	March 31, 2001 (1)	March 31, 2001 (2)
+200	2.9%	-9.6%
+100	1.6%	-4.1%
-100	-3.3%	-0.4%
-200	-8.1%	-2.3%

(1) The percentage change in this column represents net interest income of the Company for
12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.



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

Recent Accounting Developments

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of FASB Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without consideration. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position, or cash flows.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In April, 2001 an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding at March 31, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and intends to appeal. Management believes that it is reasonably probable that the ruling will be overturned and no additional charge-offs nor additions to the allowance for credit losses have been provided as a result of the ruling. Management does not believe that the outcome of other actions where the Company is subject to pending and threatened legal action will have a material adverse effect on the Company's financial condition or results of operations.

Item 2. CHANGES IN SECURITIES

There have been no changes in the securities of the Registrant during the quarter ended March 31, 2001.

Item 3. DEFAULT UPON SENIOR SECURITIES

This item is not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company security holders during the quarter ended March 31, 2001.

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

GBC Bancorp

(Registrant)

Dated: May 14, 2001

/s/Peter Wu

Peter Wu, President and

Chief Executive Officer

Dated: May 14, 2001

/s/Peter Lowe

Peter Lowe, Executive

Vice President and

Chief Financial Officer