Form 10-Q
period 2001-06-30
GBC BANCORP
filed 2001-08-14
CIK 351710

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of The Securities Exchange Act of 1934

For Quarter Ended June 30, 2001 Commission file number 0-16213

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

Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common stock, no par value, 11,511,327 shares issued and outstanding as of June 30, 2001.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION .............................................................	3

Item 1.	Financial Statements ..............................................................................	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .............................................................................	11

Item 3.	Qualitative and Quantative Disclosures about Market Risk	32

PART II -	OTHER INFORMATION ......................................................................	35

Item 1.	Legal Proceedings ..................................................................................	36

Item 2.	Changes In Securities .............................................................................	36

Item 3.	Default Upon Senior Securities........................................................	36

Item 4.	Submission Of Matters To A Vote Of Securities Holders .....................	36

Item 5.	Other Information ...................................................................................	37

Item 6.	Exhibits And Reports On Form 8-K ......................................................	37

PART III -	SIGNATURES .......................................................................................	38

PART I - FINANCIAL INFORMATION




GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unauditied)
	June 30,	December 31,
(Dollars In Thousands)	2001	2000

ASSETS
Cash and Due From Banks	$ 36,276	$ 40,306
Federal Funds Sold and Securities Purchased Under Agreements to Resell	83,750	75,000
Cash and Cash Equivalents	120,026	115,306

Securities Available-for-Sale at Fair Value (Amortized Cost of $875,204 at
June 30, 2001 and $838,302 at December 31, 2000, respectively)	898,158	855,383
Securities Held to Maturity (Fair Value of $720 at June 30, 2001 and
$968 at December 31, 2000, respectively)	720	1,025
Trading Securities	681	4,637
Loans and Leases	1,083,543	969,023
Less: Allowance for Credit Losses	(22,795)	(19,426)
Deferred Loan Fees	(5,236)	(4,085)

Loans and Leases, net	1,055,512	945,512
Bank Premises and Equipment, net	5,745	5,578
Other Real Estate Owned, net	383	1,035
Due From Customers on Acceptances	9,196	6,304
Real Estate Held for Investment	2,977	3,826
Other Investments	15,673	15,444
Accrued Interest Receivable and Other Assets	16,119	15,059

Total Assets	$ 2,125,190	$ 1,969,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand	$ 198,388	$ 207,281
Interest Bearing Demand	362,709	389,347
Savings	65,881	69,386
Time Certificates of Deposit of $100,000 or More	912,110	826,157
Other Time Deposits	181,785	182,398

Total Deposits	1,720,873	1,674,569

Borrowings from the Federal Home Loan Bank	113,000	25,000
Subordinated Debt	39,203	39,138
Acceptances Outstanding	9,196	6,304
Accrued Expenses and Other Liabilities	44,260	36,316

Total Liabilities	1,926,532	1,781,327

Stockholders' Equity
Common Stock, No Par or Stated Value;
40,000,000 Shares Authorized; 11,511,327 shares(net of 96,935 shares held in trust) at June 30, 2001 and 11,557,727 shares (net of 71,007
shares held in trust) at December 31, 2000, respectively	68,597	62,054
Retained Earnings	115,208	114,266
Accumulated Other Comprehensive Income	12,379	9,891
Shares Held in Trust for Deferred Compensation	2,474	1,571

Total Stockholders' Equity	198,658	187,782

Total Liabilities and Stockholders' Equity	$ 2,125,190	$ 1,969,109
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share and Per Share Data)	2001	2000	2001	2000
INTEREST INCOME
Loans and Leases, Including Fees	$ 23,468	$ 26,800	$ 46,712	$ 49,243
Securities Available-for-Sale	15,478	12,833	30,821	24,454
Securities Held to Maturity	14	19	30	39
Federal Funds Sold and Securities
Purchased under Agreements to Resell	686	2,212	1,733	3,883
Other	6	6	14	9

Total Interest Income	39,652	41,870	79,310	77,628

INTEREST EXPENSE
Interest Bearing Demand	1,877	3,412	4,786	6,239
Savings	239	487	591	962
Time Certificates of Deposits of $100,000 or More	11,055	10,385	22,756	19,435
Other Time Deposits	2,031	2,555	4,384	4,803
Federal Funds Purchased and Securities
Sold under Repurchase Agreements	9	25	21	34
Borrowings from the Federal Home Loan Bank	1,189	612	1,610	1,225
Subordinated Debt	871	871	1,741	1,741

Total Interest Expense	17,271	18,347	35,889	34,439

Net Interest Income	22,381	23,523	43,421	43,189
Provision (Benefits) for Credit Losses	1,800	(1,500)	7,800	(1,500)

Net Interest Income after Provision (Benefit)
for Credit Losses	20,581	25,023	35,621	44,689

NON-INTEREST INCOME
Service Charges and Commissions	2,032	2,269	3,919	4,235
Gain on Sale of Loans, Net	3	2	6	5
Gain on Sale of Fixed Assets	38	3	38	7
Trading Account (Expense)Revenue	(103)	2,831	2,170	8,032
Expense from Other Investments	(44)	(280)	(179)	(282)
Other	630	61	661	128

Total Non-Interest Income	2,556	4,886	6,615	12,125

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,086	5,698	10,412	11,178
Occupancy Expense	863	880	1,693	1,677
Furniture and Equipment Expense	531	489	1,044	1,004
Loss on Sale of Securities Available-for-Sale	-	104	-	104
Net Other Real Estate Owned (Income)Expense	(437)	(297)	(394)	309
Other	2,243	1,858	4,435	3,737
Reduction of Fair Value of Derivatives	388	-	7,115	-
Total Non-Interest Expense	8,674	8,732	24,305	18,009

Income before Income Taxes	14,463	21,177	17,931	38,805
Provision for Income Taxes	5,658	8,300	6,741	15,080

Net Income before Cumulative Effect of a Change in Accounting Principle	8,805	12,877	11,190	23,725

Cumulative Effect of a Change in Accounting Principle	-	-	4,962	-

Net Income	$ 8,805	$ 12,877	$ 16,152	$ 23,725
Earnings Per Share:
Net Income before Cumulative Effect of a Change in Accounting Principle
Basic	$ 0.75	$ 1.12	$ 0.95	$ 2.06
Diluted	0.75	1.10	0.94	2.02
Cumulative Effect of a Change in Accounting Principle
Basic	$ -	$ -	$ 0.42	$ -
Diluted	-	-	0.42	-
Net Income
Basic	$ 0.75	$ 1.12	$ 1.37	$ 2.06
Diluted	0.75	1.10	1.36	2.02
Weighted Average Basic Shares Outstanding	11,728,510	11,517,794	11,759,127	11,517,957
Weighted Average Diluted Shares Outstanding	11,783,009	11,710,200	11,877,633	11,726,439
See Accompanying Notes to Unaudited Consolidated Financial Statements





GBC BANCORP SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(unaudited)
(In Thousands, Except per Share Amounts)				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Income (Loss)	Equity
Balance at December 31, 1999	11,523	$ 57,289	$ 84,035	$ (8,286)		$ 133,038

Comprehensive Income
Net Income for the year			38,476		$ 38,476	38,476
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance				18,178	18,178	18,178
Foreign Currency Translation Adjustment				(1)	(1)	(1)
Comprehensive Income					$ 56,654
Stock Issued for Executive Compensation	114	2,401				2,401
Stock Held by Executive Obligation Trust	(71)	(1,571)	1,571			-
Stock Issuance	161	2,975				2,975
Tax Benefit-Stock Options Exercised		960				960
Stock Repurchase	(169)		(3,732)			(3,732)
Cash Dividend- $0.39 per Share			(4,513)			(4,513)

Balance at December 31, 2000	11,558	$ 62,054	$ 115,837	$ 9,891		$ 187,782

Comprehensive Income
Net Income for the Period			16,152		$ 16,152	16,152
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance				3,402	3,402	3,402
Net Changes in Investment Valuation Allowance				(914)	(914)	(914)
Comprehensive Income					$ 18,640
Stock Issued for Executive Compensation	-	-				-
Stock Held by Executive Obligation Trust	(26)	(903)	903			-
Stock Issuance	425	3,759				3,759
Tax Benefit-Stock Options Exercised		3,687				3,687
Stock Repurchase	(446)		(12,401)			(12,401)
Cash Dividend- $0.24 per Share			(2,809)			(2,809)

Balance at June 30, 2001	11,511	$ 68,597	$ 117,682	$ 12,379		$ 198,658



Disclosure of Reclassification Amount:					For the Six Months	For the Year
					Ended 6/30/2001	Ended 12/31/2000
Net Change of Unrealized Gains on Securities Arising During Period, Net of Tax
Expense (Benefit) of $2,468 and $8,839 in 2001 and 2000, respectively					$ 3,402	$ 12,185
Less: Reclassification Adjustment for Losses on Securities Included in Net Income, Net of Tax
Benefit of $0 and $4,348 in 2001 and 2000, respectively.					-	5,993
Net Change of Unrealized Gains on Securities, Net of Tax
Expense of $2,468 and $13,187 in 2001 and 2000, respectively.					$ 3,402	$ 18,178
See Accompanying Notes to Unaudited Consolidated Financial Statements





GBC BANCORP AND SUSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
(In Thousands)	2001	2000
OPERATING ACTIVITIES
Net Income	$ 16,152	$ 23,725
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	630	745
Net (Accretion)/Amortization of Premium/Discounts on Securities	(2,038)	20
Accretion of Discount on Subordinated Notes	65	65
Writedown on Real Estate Held for Investment	849	848
Write-off of Securities	190	-
Provision/(Benefit) for Credit Losses	7,800	(1,500)
Provision for Losses on Other Real Estate Owned	-	389
Amortization of Deferred Loan Fees	(2,144)	(1,866)
Loss on Sale of Securities Available-for-Sale	-	104
Gain on Sale of Other Real Estate Owned	(439)	(116)
Gain on Sale of Fixed Assets	(38)	(7)
Net Increase in Fair Value of Derivative Instruments	(1,446)	-
Net Decrease/(Increase) in Trading Securities	3,956	(384)
Net (Decrease)/Increase in Forward Sales Equity Securities	-	(95)
Net Increase in Accrued Interest Receivable and Other Assets	386	(3,297)
Net Increase in Accrued Expenses and Other Liabilities	9,596	4,073
Other, net	(2)	-

Net Cash Provided by Operating Activities	33,517	22,704

INVESTING ACTIVITIES
Purchases of Securities Available-for-Sale	(146,806)	(169,793)
Proceeds from Maturities of Securities Available-for-Sale	111,752	48,202
Proceeds from Maturities of Securities Held-to-Maturity	305	112
Proceeds from Sales of Securities Available-for-Sale	-	6,762
Net Increase in Loans and Leases	(115,674)	(11,590)
Purchase of Equity Interest in Limited Partnerships	(2,190)	(4,260)
Net Decrease in Other Investments	384	-
Proceeds from Sales of Other Real Estate Owned	1,109	1,186
Purchases of Premises and Equipment	(802)	(903)
Proceeds from Sales of Premises and Equipment	43	8

Net Cash Used by Investing Activities	(151,879)	(130,276)

FINANCING ACTIVITIES
Net (Decrease)/Increase in Demand, Interest Bearing Demand and Savings Deposits	(39,036)	61,378
Net Increase in Time Certificates of Deposit	85,340	75,429
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements
to Repurchase	-	8,500
Net Increase in Borrowings from the Federal Home Loan Bank	88,000	-
Repurchase of Company Stock	(12,401)	(3,473)
Cash Dividends Paid	(2,580)	(2,190)
Proceeds from Exercise of Stock Options	2,856	671
Issuance of Stock	903	829
	`	`
Net Cash Provided by Financing Activities	123,082	141,144

Net Change in Cash and Cash Equivalents	4,720	33,572
Cash and Cash Equivalents at Beginning of Period	115,306	106,120

Cash and Cash Equivalents at End of Period	$ 120,026	$ 139,692

Supplemental Disclosures of Cash Flow Information
Cash Paid During This Period for
Interest	$ 35,497	$ 35,011
Income Taxes	1,115	9,899

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned at Fair Value	$ 18	$ 21

See Accompanying Notes to Unaudited Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The financial statements include the accounts of GBC Bancorp (the"Bancorp") and its wholly owned subsidiaries, GBC Venture Capital, Inc., General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., and GBC Real Estate Investments, Inc. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

  Change of Accounting Principle

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("Statement 133"). On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's consolidated statements of income. The Company has received rights to acquire stock in the form of warrants, as an adjunct to its high technology banking relationships. Most of the warrants contain a cashless exercise provision thereby qualifying them as derivatives under Statement 133, requiring they be carried at fair value. The amount represents the difference between the carrying value of the Company's derivatives and their fair value.

  Commitments

  In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements.

  The following is a summary of the Company's commitments and as of June 30, 2001 and December 31, 2000:




	June 30,	December 31,
(In Thousands)	2001	2000
Undisbursed Commitments	$574,774	$535,208
Standby Letters of Credit	111,464	108,925
Bill of Lading Guarantees	2,451	1,118
Commercial Letters of Credits	79,936	70,154



  Pending Litigation

  In the normal course of business, the Company is subject to pending and threatened legal actions. In April, 2001 an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding at June 30, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and has appealed the ruling. Management believes that it's reasonably probable that the ruling will be overturned and no additional charge-offs nor additions to the allowance for credit losses have been provided as a result of the ruling. Management does not believe that the outcome of other actions where the Company is subject to pending and threatened legal action will have a material adverse effect on the Company's financial condition or results of operations.

  Earnings Per Share

  Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. The following table sets forth basic and diluted earnings per share calculations:




	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
(Dollars in Thousands Except Share and per Share Data)

Net Income	$ 8,805	$ 12,877	$ 16,152	$ 23,725

Weighted-average shares:
Basic Shares Outstanding	11,728,510	11,517,794	11,759,127	11,517,957
Dilutive Effect Equivalent Shares Outstanding	54,499	192,406	118,506	208,482
Dilutive Shares Outstanding	11,783,009	11,710,200	11,877,633	11,726,439

Earnings per Share Basic	$ 0.75	$ 1.12	$ 1.37	$ 2.06
Earnings per Share Diluted	$ 0.75	$ 1.10	$ 1.36	$ 2.02



  Quarterly Dividends

  In May, 2001, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share payable on or about July 15, 2001 to shareholders of record on June 30, 2001.

  Recent Accounting Developments

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As permitted by Statement 142, the Company plans to adopt the new standard in the first quarter of the fiscal year 2002. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments by the end of the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Although it replaces FASB Statement No. 125, it carries over most of Statement 125's provisions without reconsideration. The accounting provisions are effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 15, 2001.  The Company adopted Statement 140 on April 1, 2001. The adoption of this statement did not have a material impact on the Company's results of operations, financial position, or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including, without limitation, statements containing the words "indicates," "anticipates," "believes," intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Market Risk, Liquidity and Interest Rate Sensitivity, and Recent Accounting Developments. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

Net income for the second quarter of 2001 was $8,805,000, or $0.75 diluted earnings per share compared to $12,877,000, or $1.10 diluted earnings per share for the corresponding period of 2000. The $4,072,000 decrease, or 31.6% of net income is primarily the result of a $3,300,000 increase of the provision for credit losses, a $1,142,000 reduction of net interest income and a $2,330,000 reduction of non-interest income.

For the six months ended June 30, 2001, net income totaled $16,152,000, a decrease of $7,573,000, or 31.9%, from the $23,725,000 earned during the corresponding period of 2000. Diluted earnings per share for the six months ended June 30, 2001 were $1.36, compared to the $2.02 for the same period of 2000. The decrease in net income was primarily the result of a $9,300,000 increase of the provision for credit losses and a $5,510,000 reduction of non-interest income, partially offset by a $232,000 increase of net interest income and a $1,446,000 positive impact on pre-tax income as a result of the adoption of Statement 133, in the year 2001.

For the quarter ended June 30, 2001 and 2000, the annualized return on average assets ("ROA") was 1.72% and 2.75%, respectively, and the annualized return on average stockholders' equity ("ROE") was 17.6% and 35.7%, respectively.

For the six months ended June 30, 2001 and 2000, the ROA was 1.62% and 2.59%, respectively. For the six months ended June 30, 2001 and 2000, the ROE was 16.5% and 33.8%, respectively.

RESULTS OF OPERATIONS

Net Interest Income-Quarterly Results

For the quarter ended June 30, 2001 and 2000, net interest income before the provision/ (benefit) for credit losses decreased $1,142,000 or 4.9%, from $23,523,000 to $22,381,000.

Total interest income for the quarter ended June 30, 2001 was $39,652,000, representing a $2,218,000, or 5.3%, decrease from the corresponding quarter of a year ago. The decrease was primarily related to the decline of the yield on earning assets. For the quarter ended June 30, 2001 and 2000, the yield was 7.98% and 9.27%, respectively. The 129 basis point decline is primarily due to the 275 basis point reduction of the prime rate of interest starting on January 4, 2001 with a 50 basis point decline. The daily average prime rate of interest was 7.34% and 9.25%, respectively, or a reduction of 191 basis points. The yield on loans and leases declined to 9.05% from 11.68% for the quarter ended June 30, 2001 and 2000, respectively. In addition to the decline of the prime rate, the decreases of the yield on loans and leases is attributed to the interest income recovery of $2,700,000 in the second quarter of 2000. Excluding this recovery, the decline of the yield on loans and leases was 146 basis points, to 9.05% from 10.51%. Partially offsetting the reduced yield on average earning assets was the $176.9 million increase of average earning assets to $1,992.8 million from $1,815.9 million for the quarter ended June 30, 2001 and 2000, respectively. Also, the yield on securities for the quarter ended June 30, 2001 was 6.98%, as compared to 6.83% for the quarter ended June 30, 2000.

The $176.9 million growth of average interest earning assets was comprised of increases of $117.0 million and $132.9 million for loans and leases and investment securities, respectively, partially offset by a $73.1 million decline in average federal funds sold and securities purchased under agreements to resell. The composition of earning assets also helped to mitigate the decline of the yield. Federal funds sold and securities purchased under agreement to resell, the lowest yielding of earning assets represented 3.2% and 7.5% of total average earning assets for the quarter ended June 30, 2001 and 2000, respectively.

Total interest expense for the quarter ended June 30, 2001 was $17,271,000, representing a $1,076,000, or 5.9%, decrease over the corresponding quarter of a year ago. The decrease was due to a lower cost of funds. For the quarter ended June 30, 2001 and 2000, the cost of funds was 4.29% and 4.84%, respectively, representing a 55-basis point decline.

The decrease in the cost of funds was primarily the result of a decrease in interest rates as explained above. The rates paid on all categories of interest-bearing deposits decreased. For the three months ended June 30, 2001 and 2000, rates paid on interest-bearing deposits were 4.12% and 4.72%, respectively. The following table displays the average balance and rates paid for the deposit products of the Bank for the quarter ended June 30, 2001 and 2000:




	For the Quarter Ended	June 30,
(Dollars In Thousands)	2001	2000
Interest-bearing demand - Average balance	$362,282	$392,877
Rate	2.08%	3.49%

Savings - Average balance	67,350	76,431
Rate	1.42%	2.56%

Time certificates of deposit
of $100,000 or more - Average balance	871,620	763,622
Rate	5.06%	5.47%

Other time deposits -Average balance	178,513	202,624
Rate	4.68%	5.07%


Partially offsetting the reduction of the cost of funds was an increase of average interest bearing liabilities. For the quarter ended June 30, 2001 average interest bearing liabilities were $1,614.5 million compared to $1,526.1 million for the corresponding period of a year ago, representing an $88.4 million, or 5.8%, increase. Average time certificates of deposit increased $83.9 million with all other categories reflecting decreases. Other borrowed funds, represented by advances from the Federal Home Loan Bank, increased by $44.8 million, to an average $94.8 million for the quarter ended June 30, 2001.

The net interest spread is defined as the yield on interest earning assets less the rates paid on interest-bearing liabilities. For the three months ended June 30, 2001 and 2000, the net interest spread decreased 74 basis points to 3.69% from 4.43%, respectively. Excluding the $2,700,000 interest income recovery received in the second quarter of 2000, the net interest spread for the quarter ended June 30, 2000 was 3.84%. Thus, the interest spread for the second quarter ended June 30, 2001 of 3.69% represented a 15-basis point decrease.

The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the three months ended June 30, 2001 and 2000, the net interest margin was 4.50% and 5.21%, respectively, representing a decline of 71 basis points. Excluding the $2,700,000 interest income recovery referenced above, the net interest margin for the second quarter ended June 30, 2000 was 4.62%. The decline of the net interest spread was partially offset by the increase of average non-costing funds. For the quarter ended June 30, 2001, average non-interest bearing demand deposits increased $8.7 million and average stockholders' equity, excluding the unrealized gain/loss, increased $30.6 million, compared to the corresponding period of a year ago.

Net Interest Income-Six-Month Results

For the six months ended June 30, 2001, net interest income before the provision for credit losses was $43,421,000, representing a $232,000, or 0.5%, growth over the corresponding period of a year ago.

Total interest income for the six months ended June 30, 2001 was $79,310,000 compared to $77,628,000, a $1,682,000, or 2.2%, growth over the corresponding period of a year ago. The increase is the result of the growth of average interest earning assets offset by the 57 basis point decline of the yield on average earning assets. For the six months ended June 30, 2001 and 2000, the yield was 8.21% and 8.80%, respectively.

The net growth of average earning assets was $169.4 million represented by increases of $87.4 million and $138.3 million for loans and leases and investment securities, respectively. The increases were partially offset by a $56.2 million decrease of federal funds sold and securities purchased under agreement to resell.

The yields on all categories of earning assets decreased with the exception of an increased yield on investment securities. For the six months ended June 30, 2001 and 2000, the yield on loans and leases was 9.37% and 10.79%, respectively. As was the case with the quarterly comparison for net interest income, the loan yield for the six months ended June 30, 2000 of 10.79% included a net interest income recovery of $2,700,000 received in the second quarter of 2000. Excluding this net interest recovery, the yield on average earning assets for the six months ended June 30, 2000 was 10.08%.

The decreased yield for the six months ended June 30, 2001 compared to the corresponding period of a year ago was due in large measure to the direction of short-term money market rates. For the six months ended June 30, 2001 and 2000, the Bank's daily average prime rate of interest was 7.98% and 8.97%, respectively, a decline of 99 basis points. The Bank's loan portfolio is comprised of approximately 75% prime-based credits.

The yield on securities increased from 6.73% to 7.15% for the six months ended June 30, 2000 and 2001, respectively. The yield on securities increased 42 basis points mainly due to restructuring of the portfolio during the fourth quarter of 2000. The yield on federal funds sold and securities purchased under agreements to resell decreased from 6.29% to 5.14% for the six months ended June 30, 2000 and 2001, respectively, and is due to the decline of money market rates.

Total interest expense for the six months ended June 30, 2001 and 2000, was $35,889,000 and $34,439,000, respectively, representing a $1,450,000, or 4.2%, increase. This increase is due to the growth of average interest bearing liabilities.

The $88.1 million growth of average interest bearing liabilities was largely due to both a $74.3 million growth of interest bearing deposits and a $14.0 million growth of borrowings from the Federal Home Loan Bank. Of the average interest-bearing deposits, the growth was entirely in the time certificates of deposit of $100,000 or more, in the amount of $108.3 million. All other categories of interest bearing deposits reflected decreases totaling $14.7 million in their average balances comparing the two six-month periods ending June 30, 2001 and 2000.

The cost of funds decreased 6 basis points to 4.60% from 4.66%, for the six-month period ended June 30, 2001 and 2000, respectively. The annualized costs on all categories of interest bearing deposits reflected decreases with the exception of time deposits, which increased to 5.31% from 5.17%. Effective January 4, 2001 through June 30, 2001, the Bank's prime rate declined 275 basis points causing the decline of annualized costs of deposits other than time deposits. Because of the maturity structure of time deposits the annualized costs of time deposits is not immediately reflected in the cost of funds.

The average balance and the rate paid for the deposit products were as follows for the six months ended as indicated:




                                                                      For the Six Months Ended June 30,

(Dollars In Thousands)                                                             2001             2000

Interest-bearing demand - Average balance	$ 371,146	$ 375,711
Rate	2.60%	3.34%

Savings - Average balance	$67,919	$78,062
Rate	1.75%	2.48%

Time certificates of deposit
of $100,000 or more - Average balance	$ 850,927	$ 742,615
Rate	5.38%	5.26%

Other time deposits - Average balance	$ 180,705	$ 200,001
Rate	4.95%	4.83%



For the six months ended June 30, 2001 and 2000, the net interest spread decreased 51 basis points to 3.63% from 4.14%, respectively. The net interest spread excluding the interest income recovery of $2,700,000 in the year 2000 was 3.83% for the first six months of 2000. Past decreases in the rates paid on time deposit are not immediately reflected in the cost of funds due to the average maturity of these deposits. Accordingly, absent other factors, the spread will improve in subsequent quarters.

For the six months ended June 30, 2001 and 2000, the net interest-margin was 4.50% and 4.89%, respectively. The net interest margin excluding the interest income recovery of $2,700,000 was 4.59% for the first six months of 2000.

Provision for Credit Losses

For the quarter ended June 30, 2001, there was a provision for credit losses of $1,800,000, compared to a negative provision of $1,500,000 for the corresponding period of a year ago. At quarter-end, the review of existing problem loans resulted in $1.3 million of net charge-offs for the quarter.

For the six months ended June 30, 2001 and 2000, the provision / (benefit) for credit losses was $7,800,000 and ($1,500,000), respectively.

The amount of the provision for credit losses is determined by management and is based upon the quality of the loan portfolio, management's assessment of the economic environment, evaluations made by regulatory authorities, historical loan loss experience, collateral values, assessment of borrowers' ability to repay, and estimates of potential losses. Please refer to the discussion "Allowance for Credit Losses", following.

Non-Interest Income

Non-interest income for the quarter ended June 30, 2001 totaled $2,556,000, representing a $2,330,000, or 47.7%, decrease over the $4,886,000 for the quarter ended June 30, 2000. This decrease was primarily due to the decline of trading account revenue (loss) from $2,831,000 to ($103,000) recorded in the second quarter of 2000 and 2001, respectively. Trading account revenue is income earned on securities classified as trading account securities. The Company's subsidiary, GBC Venture Capital, ("VC") receives equity securities which it holds as trading securities primarily from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The recognition of fair value and ultimate disposition of these securities results in trading account revenue.

Service charges and commissions decreased $237,000, or 10.4%, compared to the corresponding quarter of a year ago. Expense from other investments was $44,000 and $280,000 for the three months ended June 30, 2001 and 2000, respectively. Expense from other investments is based on recording under the equity method the income or loss as reported by the partnerships of which the Company is a limited partner.

Included in other income for the three months ended June 30, 2001 is the receipt of $600,000 from fees associated with a paid-off construction loan.

For the six months ended June 30, 2001, non-interest income totaled $6,615,000, representing a $5,510,000, or 45.4%, decrease compared to $12,125,000 for the six months ended June 30, 2000. As was the case for the quarterly comparison, the reduction of non-interest income was primarily due to the decrease of trading account revenue. For the six months ended June 30, 2001 and 2000, the trading revenue account revenue was $2,170,000 and $8,032,000, respectively.

Non-Interest Expense

For the three months ended June 30, 2001, non-interest expense was $8,674,000, representing a $58,000, or 0.7%, decrease over $8,732,000 for the corresponding period of a year ago. The decrease was primarily due to the decline of salaries and employee benefits which decreased $612,000 and is due to the reduction of the incentive compensation and the deferred compensation expense for the Company's Chairman. The incentive compensation is also reduced due to the reduced pre-tax earnings for the three months ended June 30, 2001 compared to the corresponding period of a year ago. Also contributing to the reduction of non-interest expense is net other real estate owned income which increased $140,000. Offsetting the above decreases was a reduction of fair value of derivatives of $388,000. This amount represents the decline of fair valve of derivatives as measured at March 31, 2001 and June 30, 2001. As Statement 133 was implemented on January 1, 2001, there was no such account during the year 2000. See also "Cumulative Effect of a Change in Accounting Principle," following. As discussed in the following section entitled "Cumulative Effect of a Change in Accounting Principle", as of January 1, 2001, warrants classified as derivatives totaled $8,561,000 pre-tax. The conversion of these warrants and a decline in the value of the underlying shares caused the majority of the $6,727,000 which was recognized as reduction of fair value of derivatives, as of March 31, 2001. As of June 30, 2001, the fair value of derivatives was $ 1,431,000, requiring a $388,000 further reduction of the fair value of derivatives.

For the quarter ended June 30, 2001, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, was 33.0%, about the same as the 33.4% for the corresponding period of 2000. The efficiency ratios as reported exclude trading revenue and income (expense) from other investments, the adoption of Statement 133 and loss on sale of securities.

For the six months ended June 30, 2001, non-interest expense was $24,305,000, representing a $6,296,000, or 35.0%, increase over the $18,009,000 reported for the corresponding period of a year ago. The increase was primarily due to the reduction of fair value of derivatives of $7,115,000.

For the six months ended June 30, 2001 and 2000, the Company's efficiency ratio was 35.8%, comparing favorably to 37.6% for the corresponding period of 2000. The computation of the efficiency ratio excludes trading account revenue, expense from other investments, loss on sale of securities and the income statement impact of adopting Statement 133.

Provision for Income Taxes

For the quarter ended June 30, 2001 and 2000, the provision for income taxes was $5,658,000 and $8,300,000, respectively, representing effective tax rates of 39.1% and 39.2%. The $2,642,000, or 31.8%, decrease was primarily the result of lower pre-tax earnings.

For the six months ended June 30, 2001 and 2000, the provision for income taxes was $6,741,000, and $15,080,000, respectively, representing 37.6% and 38.9% of pre-tax income. The $8,339,000 decrease was primarily the result of lower pre-tax earnings.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("Statement 133"). On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's statements of income. The Company has received rights to acquire stock in the form of warrants, as an adjunct to its high technology banking relationships. Most of the warrants contain a cashless exercise provision thereby qualifying them as derivatives under Statement 133, requiring they be carried at fair value. The amount represents the difference between the carrying value of the Company's derivatives and their fair value on January 1, 2001.

Other Matters

In April 2001, an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding as of June 30, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and has appealed. Management believes that it is reasonably probable that the ruling will be overturned and no additional charge-offs or additions to the allowance for credit losses will be required.

FINANCIAL CONDITION

As of June 30, 2001, total assets increased $156.1 million, or 7.9%, to $2,125.2 million from $1,969.1 million as of December 31, 2000, representing a record total asset level.

The growth of total assets from December 31, 2000 to June 30, 2001 is reflected in a $165.8 million increase in earning assets funded by $46.3 million growth of total deposits and by an $88.0 million increase of other borrowings from the Federal Home Loan Bank.

Loans and Leases

As of June 30, 2001, total loans and leases were $1,083.5 million compared to $969.0 million as of December 31, 2000, representing a $114.5 million, or 11.8%, growth. This also represented a record level for total loans and leases. The growth was represented primarily by increases of the commercial loan and construction loan portfolios.

Commercial loans reflected an increase of $67.0 million, or 14.9%. This growth included $38.6 million of unsecured commercial loans and $28.3 million of trade financing loans. Trade financing loans are made by the Bank's Corporate Lending and International Division which, in addition to granting loans to finance the import and export of goods between the United States and countries in the Pacific Rim, also provides letters of credit and other related services. The Bank does not make loans to foreign banks, foreign governments or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis. All loan transactions are U.S. dollar denominated.

Construction loans reflected an increase of $69.7 million.

The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to total loans and leases outstanding:




	June 30, 2001		December 31, 2000

(In Thousands)	Amount	Percentage	Amount	Percentage
Commercial	$ 516,449	47.66%	$ 449,484	46.39%
Real Estate - Construction	236,347	21.81%	166,656	17.20%
Real Estate - Conventional	291,887	26.94%	309,834	31.97%
Installment	11	N/A	2	N/A
Other Loans	21,708	2.00%	25,969	2.68%
Leveraged Leases	17,141	1.59%	17,078	1.76%
Total	$ 1,083,543	100.00%	$ 969,023	100.00%



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

The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:




	June 30,	December 31,
(In Thousands)	2001	2000
Loan 90 Days or More Past Due
and Still Accruing	$ 10,455	$ 2,217
Non-accrual Loans	19,911	14,823
Total Past Due Loans	30,366	17,040
Restructured Loans	3,450	4,978
Total Non-performing Loans	33,816	22,018
Other Real Estate Owned, Net	383	1,035
Total Non-Performing Assets	$ 34,199	$ 23,053


Total non-performing assets increased to $34.2 million, as of June 30, 2001, from $23.1 million, as of December 31, 2000, representing a $11.1 million, or 48.3%, increase. The majority of this increase was in the category of loans 90 days or more past due and still accruing.

Loans 90 Days or More Past Due

Nine borrowers with loans totaling $10.5 million are past due 90 days or more but still accruing. One loan at $0.6 million has subsequently paid off, while interest is current for loans with outstandings of $5.4 million and the loans have either been renewed or extension is in process. Interest is current on a loan of $1.5 million and is well secured by real estate but will remain in a matured status while seeking outside financing. For the 9th loan at $3.0 million, the borrower has agreed to bring interest current over the near term. No loss of either principal or interest is expected on these credits.

Non-Accrual Loans

As of June 30, 2001, non-accrual loans were $19.9 million, representing an increase of $5.1 million, or 34.3%, from year-end 2000.

The following table breaks out the Company's non-accrual loans by category as of June 30, 2001 and December 31, 2000:




(In Thousands)	June 30, 2001	December 31, 2000
Commercial	$14,234	$ 14,823
Real Estate-Construction	5,564	-
Real Estate-Conventional	113	-
Total	$19,911	$14,823



The non-accrual commercial loans are comprised of 22 borrowers, of which only three have non-accrual loans of greater than $1 million. The total non-accrual construction loans are comprised primarily of one credit. There was a $600,000 charge off related to this loan during the second quarter of 2001.

The following table analyzes the net increase in non-accrual loans during the six months ended June 30, 2001:




Non-Accrual Loans

(In Thousands)
Balance, December 31, 2000	$14,823
Add: Loans placed on non-accrual	20,165
Less: Charge-offs	(4,570)
Returned to accrual status	(3,673)
Repayments	(6,816)
Transfer to OREO	(18)
Balance, June 30, 2001	$19,911



Restructured Loans

The balance of restructured loans as of June 30, 2001 was $3.5 million compared to $5.0 million as of December 31, 2000, representing a $1.5 million, or 30.7%, decrease. The decrease was primarily due to the pay-off in full of one restructured loan of $1.5 million in the first quarter of 2001, as well as normal monthly principal repayments received in compliance with the terms of the restructuring. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not, however, included in the balance of restructured loans, but are included in the total of non-accrual loans. As of June 30, 2001, there was one restructured loan of $63,000 on non-accrual status. The weighted average yield of the restructured loans was 10.25% as of June 30, 2001.

There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned

As of June 30, 2001, other real estate owned, net of valuation allowance of $512,000, totaled $383,000. This represents a decrease of $652,000, or 63.0%, from the balance of $1,035,000, net of valuation allowance of $891,000, as of December 31, 2000. As of June 30, 2001 and December 31, 2000, OREO consisted of 2 properties and 7 properties, respectively. For the six months ended June 30, 2001, five properties were sold for cash netting gains of $439,000.

As of June 30, 2001 the two outstanding OREO properties are physically located in the Bank's market area. They include one piece of land for single family residence development and one retail facility. The Company intends to enter into a partnership to develop the land property.

The following table sets forth OREO by property type as of the dates indicated:




	June 30,	December 31,
(In Thousands)	2001	2000
Property Type
Land	$ 92	$ 471
Retail Facilities	803	803
Industrial Facilities	-	652
Less: Valuation Allowance	(512)	(891)

Total	$ 383	$ 1,035



Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:




(In Thousands)	June 30, 2001	Dec. 31, 2000
Recorded Investment with Related Allowance	$19,341	$9,598
Recorded Investment with no Related Allowance	2,250	3,778
Total Recorded Investment	21,591	13,376
Allowance on Impaired Loans	(5,186)	(2,626)
Net Recorded Investment in Impaired Loans	$16,405	$10,750



The average balance of impaired loans before the allowance was $20.5 million for the six months ended June 30, 2001 and $20.4 million for the year ended December 31, 2000.

For the six months ended June 30, 2001 and 2000, interest income recognized on impaired loans was $147,000 and $197,000, respectively.

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

Allowance for Credit Losses

As of June 30, 2001, the balance of the allowance for credit losses was $22.8 million, representing 2.10% of outstanding loans and leases. This compares to an allowance for credit losses of $19.4 million as of December 31, 2000, representing 2.00% of outstanding loans and leases.

The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans) for the six months ended as indicated:




(In Thousands)	June 30, 2001	June 30, 2000
Balance, Beginning of Period	$19,426	$19,808
Provision/(Benefit) for Credit Losses	7,800	(1,500)
Charge-offs	(5,348)	(194)
Recoveries	917	2,319
Balance, End of Period	$22,795	$20,433



As of June 30, 2001, the allowance represents 67.4% and 114% of non-performing loans and of non-accrual loans, respectively. As of December 31, 2000, the allowance represented 88.2% and 131% of non-performing and of non-accrual loans, respectively. Non-performing loans are reviewed individually and management believes they are adequately provided for as of June 30, 2001.

The provision for credit losses is the amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay, in order to determine the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed incurred losses in the Bank's loan portfolio as of June 30, 2001. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

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

Management believes that the allowance for credit losses approximates the probable but unconfirmed losses existing in the Bank's loan portfolio, as of June 30, 2001.

Securities

The Company classifies its securities as held to maturity, trading or Available-for-Sale. Securities classified as held to maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

Securities that are obtained and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Equity securities received upon the exercise of warrants and security distributions from venture capital funds are classified as trading.

Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available-for-sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in other comprehensive income.

As of June 30, 2001, the Company recorded net unrealized gains of $22,954,000 on its available-for-sale portfolio. Accumulated other comprehensive income includes $13,303,000, representing the net unrealized gains, net of tax.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at June 30, 2001 and December 31, 2000 were as follows:




		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2001	Cost	Gains	Losses	Value
Securities Held to Maturity
U.S. Government Agencies	$ 720	$ -	$ -	$ 720

Total	$ 720	$ -	$ -	$ 720

Securities Available-for-Sale
U.S. Government Agencies	$ 20,671	$ 923	$ -	$ 21,594
Mortgage Backed Securities	79,770	1,298	19	81,049
Commercial Mortgage Backed Securities	77,586	3,055	-	80,641
Corporate Notes	97,303	6,389	-	103,692
Collateralized Mortgage Obligations	331,437	5,484	342	336,579
Asset Backed Securities	262,787	6,166	-	268,953
Other Securities	5,650	-	-	5,650

Total	$875,204	$23,315	$ 361	$898,158

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 681

Total	$ -	$ -	$ -	$ 681

		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2000	Cost	Gains	Losses	Value

Securities Held to Maturity
U.S. Government Agencies	$ 1,025	$ -	$ (57)	$ 968
Collateralized Mortgage Obligations

Total	$ 1,025	$ -	$ (57)	$ 968

Securities Available-for-Sale
U. S. Treasuries	-	-	-	-
U.S. Government Agencies	$ 20,854	$ 526	$ -	$ 21,380
Mortgage Backed Securities	93,147	1,350	235	94,262
Commercial Mortgage Backed Securities	69,504	2,898	-	72,402
Corporate Notes	84,975	955	55	85,875
Collateralized Mortgage Obligations	263,287	3,704	290	266,701
Asset Backed Securities	303,221	3,371	1,041	305,551
Other Securities	3,314	5,898	-	9,212

Total	$ 838,302	$ 18,702	$ 1,621	$ 855,383

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 4,637

Total	$ -	$ -	$ -	$ 4,637



As of June 30, 2001, trading securities totaled $681,000 and were comprised of three equity issues. The equity securities are non-interest bearing instruments.

There were no sales of securities available-for-sale or securities held to maturity during the six months ended June 30, 2001. During the six months ended June 30, 2000 there were sales of securities from the Available-for-Sale portfolio wherein proceeds of $6.8 million were received and a pre-tax loss of $104,000 incurred. There were no sales of securities held to maturity during the six months ended June 30, 2001 and 2000.

Other Investments

As of June 30, 2001, other investments totaled $15.7 million. Included in the balance is $9.2 million of investments in various venture capital funds which in turn invest in technology companies. As of June 30, 2001, undisbursed commitments to invest in these various funds totaled $6.8 million. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $6.0 million. This amount recorded in the second quarter of 2001 is the result of adjusting the investment for the Bank's share of the unrealized loss included in other comprehensive loss of AFT's financial statements. The loss is the result of the implementation of Statement 133 requiring cash flow derivatives be carried at fair value on the balance sheet. AFT owns a number of aircraft which it leases to different lessees in various countries. All of these interests- the equity interest in AFT and the partnership interests in venture capital funds - are accounted for by the equity method.

Deposits

The Company's deposits totaled $1,720.9 million as of June 30, 2001, representing a $46.3 million, or 2.8%, increase from total deposits of $1,674.6 million as of December 31, 2000. The increase is due to time certificates of deposit of $100,000 or more which increased $86.0 million. This increase was partially offset by decreases totaling $39.7 million in all other deposit categories. Included in the $86.0 million growth of time certificates of deposit of $100,000 or more is a $40 million increase of deposits from the State of California (the "State") bringing total deposits from the State to $140 million as of June 30, 2001.

There were no brokered deposits outstanding as of June 30, 2001 and December 31, 2000. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, in the past the depositors have generally renewed their deposits at their maturity. Accordingly, the Company believes its deposit source to be stable.

The maturity schedule of time certificates of deposit of $100,000 or more, as of June 30, 2001, is as follows:




(In Thousands)	Amount
3 Months or Less	$430,692
Over 3 Months Through 6 Months	271,913
Over 6 Months Through 12 Months	202,272
Over 12 Months	7,233
Total	$912,110



Other Borrowings

The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $113.0 million. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal up to 25 percent of its assets.

The maturity schedule of outstanding advances as of June 30, 2001 is as follows:




(In Thousands)	Amount	Fixed Rate of Interest
3 Months or Less	$ -
Over 3 Months Through 12 Months	10,000	4.71%
Over 1 Year Through 3 Years	103,000	4.66%-5.61%
Total	$ 113,000	4.66%-5.61%



The total outstanding of $113.0 million of advances as of June 30, 2001 has a composite fixed rate of interest of 4.91%.

Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

Capital Resources

Stockholders' equity totaled $198.7 million as of June 30, 2001, an increase of $10.9 million, or 5.8%, from $187.8 million as of December 31, 2000.

An analysis of the change in stockholders' equity is as follows:




Stockholders' Equity	Amount
(In Thousands)
Balance as of December 31, 2000	$187,782
Repurchase of Stock	(12,401)
Net Income	16,152
Cash Dividends Declared	(2,809)
Change in Securities Valuation, Net of Tax	3,402
Change in Investment Valuation, Net of Tax	(914)
Stock Issuance (Includes $2,856 of stock options exercised)	3,759
Tax Benefits related to Exercise of Non-qualified Stock Options	3,687

Balance as of June 30, 2001	$198,658



As more fully described in the preceding section entitled Other Investments, the Bank has an investment in an aircraft finance trust ("AFT"). Because AFT holds cash flow derivatives, upon implementation of Statement 133, AFT reflected accumulated other comprehensive loss of $15.8 million, requiring a valuation reserve for the Bank's 10% equity interest. This resulted in the above captioned $914,000 change in investment valuation, net of tax.

On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of the Company's stock. As of April 25, 2001, this program was completed. 384,154 shares were repurchased for a total of $10 million at an average cost per share of $26.03.

In February, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of August 10, 2001, 299,646 shares had been repurchased at an average cost of $ 26.65 per share for a total of $8.0 million.

Capital ratios for the Company and for the Bank were as follows as of the dates indicated:




	Well-Capitalized	June 30,	December 31,
	Requirements	2001	2000
GBC Bancorp
Tier 1 Leverage Ratio	5%	8.71%	8.96%
Tier 1 Risk-Based Capital Ratio	6%	9.47%	10.23%
Total Risk-Based Capital Ratio	10%	12.80%	13.75%
General Bank
Tier 1 Leverage Ratio	5%	9.87%	9.63%
Tier 1 Risk-Based Capital Ratio	6%	10.77%	11.13%
Total Risk-Based Capital Ratio	10%	12.01%	12.26%



For the six months ended June 30, 2001, the ratio of the Company's average stockholders' equity to average assets was 9.84%. For the year ended December 31, 2000, this ratio was 8.12%.

GBC Bancorp Executive Obligation Trust (the "Trust")

In the first quarter of 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. As of June 30, 2001, 96,935 shares of Company stock have been issued and transferred to the Trust. Such shares represent the earned deferred compensation of the Company's Chairman.

In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of shareholders' equity. As of June 30, 2001, this amount was $2,474,000, representing the cost of the 96,935 shares held in the Trust.

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities Available-for-Sale. These sources of liquidity amounted to $708.8 million, or 33.4% of total assets, as of June 30, 2001, compared to $785.0 million, or 39.9% of total assets, as of December 31, 2000.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In addition, in August of 1992, the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit equal to 25 percent of assets with payment terms up to 360 months. As of June 30, 2001, the Company has $113 million outstanding under this financing facility. Management believes its liquidity sources to be stable and adequate.

As of June 30, 2001, total loans and leases represented 63.0% of total deposits. This compares to 60.8% and 57.9% as of March 31, 2001 and December 31, 2000, respectively.

The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2001, the Bank declared cash dividends of $7.0 million to GBC Bancorp.

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

As of June 30, 2001, there was a cumulative one-year negative "gap" of $596.7 million, down from $667.8 million as of December 31, 2000.

The following table indicates the Company's interest rate sensitivity position as of June 30, 2001, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:




	June 30, 2001
			INTEREST SENSITIVITY PERIOD
	0 to 90	91 to 365	Over 1 Year	Over	Non-Interest
(In Thousands)	Days	Days	to 5 Years	5 Years	Earning/Bearing	Total
Earning Assets
Securities Available-for-Sale	$ 10,856	$ -	$ 124,416	$ 762,886	$ -	$ 898,158
Securities Held to Maturity	-	-	720	-	-	720
Trading Account Securities	-	-	-	-	681	681
Federal Funds Sold & Securities
Purchased Under Agreement to Resell	83,750	-	-	-	-	83,750
Loans and Leases (1) (2)	798,083	24,004	130,546	110,999	-	1,063,632
Non-Earning Assets (2)	-	-	-	-	78,249	78,249

Total Earning Assets	$ 892,689	$ 24,004	$ 255,682	$ 873,885	$ 78,930	$ 2,125,190

Source of Funds for Assets

Deposits:
Demand - N/B	$ -	$ -	$ -	$ -	$ 198,388	$ 198,388
Interest Bearing Demand	362,709	-	-	-	-	362,709
Savings	65,881	-	-	-	-	65,881
TCD'S Under $100,000	86,378	93,540	1,867	-	-	181,785
TCD'S $100,000 and Over	430,692	474,185	7,233	-	-	912,110

Total Deposits	$ 945,660	$ 567,725	$ 9,100	$ -	$ 198,388	$ 1,720,873

Borrowings from the Federal Home Loan Bank	$ -	$ -	$ 113,000	$ -	$ -	$ 113,000
Subordinated Debt	-	-	-	39,203	-	39,203
Other Liabilities	-	-	-	-	53,456	53,456
Stockholders' Equity	-	-	-	-	198,658	198,658

Total Liabilities and
Stockholders' Equity	$ 945,660	$ 567,725	$ 122,100	$ 39,203	$ 450,502	$ 2,125,190

Interest Sensitivity Gap	$ (52,971)	$ (543,721)	$ 133,582	$ 834,682	$ (371,572)

Cumulative Interest Sensitivity
Gap	($52,971)	($596,692)	($463,110)	$371,572	-

Gap Ratio (% of Total Assets)	-2.5%	-25.6%	6.3%	39.3%	-17.5%

Cumulative Gap Ratio	-2.5%	-28.1%	-21.8%	17.5%	0.0%

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

Item 3. Qualitative and Quantatative Disclosures about Market Risk

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

Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of June 30, 2001:




	Expected Maturity Date June 30, 2001
	(Dollars in Thousands)
	0 to 90	91 to 365	Over 1 Year	Over
(In Thousands)	Days	Days	to 5 Years	5 Years	Total
Interest-sensitive Assets:
Securities Available-for-Sale	$ 64,510	$ 171,473	$ 568,191	$ 93,984	$ 898,158
Securities Held to Maturity	720	-	-	-	720
Federal Funds Sold & Securities
Purchased Under Agreements to Resell	83,750	-	-	-	83,750
Loans and Leases (1)	798,083	24,004	130,546	110,999	1,063,632

Total Interest-earning Assets	$ 947,063	$ 195,477	$ 698,737	$ 204,983	$ 2,046,260

Interest-sensitive Liabilities:

Deposits:
Interest Bearing Demand	$ 18,411	$ 55,233	$ 181,079	$ 107,986	$ 362,709
Savings	1,647	4,941	19,764	39,529	65,881
Time Certificates of Deposit	517,070	567,725	9,100	-	1,093,895

Total Deposits	$ 537,128	$ 627,899	$ 209,943	$ 147,515	$ 1,522,485

Borrowing from FHLB	$ -	$ -	$ 113,000	$ -	$ 113,000

Subordinated Debt	-	-	-	39,203	39,203

Total Interest-sensitive Liabilities	$ 537,127	$ 627,899	$ 322,944	$ 186,718	$ 1,674,688

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

The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2001:




	NET INTEREST	MARKET VALUE OF
CHANGE IN INTEREST	INCOME VOLATILITY	EQUITY VOLATILITY
RATES (BASIS POINTS)	JUNE 30, 2001 (1)	JUNE 30, 2001 (2)
+200	3.9%	-9.4%
+100	2.2%	-4.2%
-100	-4.0%	n
-200	-10.5%	-2.9%

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to pending and threatened legal actions. In April of 2001, an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding as of June 30, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and has appealed the ruling. It is believed that it is reasonably probable that the ruling will be overturned, and no additional charge-offs nor additions to the allowance for credit losses have been provided as a result of the ruling. Management believes that the outcome of other actions where the Company is subject to pending and threatened legal action will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. CHANGES IN SECURITIES

There have been no changes in the securities of the Registrant during the quarter ended June 30, 2001.

Item 3. DEFAULT UPON SENIOR SECURITIES

This item is not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 19, 2001, a proposal to elect fourteen directors to the Board of Directors of the Registrant to hold office until the next meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:




	For	Withheld
Benard Chen	10,510,597	22,290
Thomas C.T. Chiu	10,510,597	22,290
Chuang-I Lin	10,491,785	41,102
Ko-Yen Lin	10,510,597	22,290
Ting-Yung Liu	10,510,597	22,290
John Wang	10,500,997	31,890
Kenneth Wang	10,500,997	31,890
Chien-Te Wu	10,443,951	88,936
Julian Wu	10,443,951	88,936
Li-Pei Wu	9,768,158	764,729
Peter Wu	9,768,158	764,729
Ping C. Wu	10,450,097	82,790
Walter Wu	10,510,597	22,290
Chin-Liang Yen	10,510,597	22,290



In addition, a proposal to approve the incentive compensation plan included in the employment agreement between GBC Bancorp and Peter Wu, the Registrant's President and Chief Executive Officer, was approved by shareholders. This proposal received the following votes:




For                  Against            Withheld


9,903,705        609,204             19,978



Item 5. OTHER INFORMATION

There are no events to be reported under this item.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits: Exhibit 11. (Reference footnote 5 of Notes to Consolidated           Financial Statements, Part I, Item 1.)

        b) Reports on Form 8-K: None

PART III - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GBC Bancorp

                                                    (Registrant)

Dated: August 14, 2001             /s/ Peter Wu

                                                    Peter Wu, President and

                                                    Chief Executive Officer

Dated: August 14, 2001             /s/ Peter Lowe

                                                    Peter Lowe, Executive

                                                    Vice President and

                                                    Chief Financial Officer