Form 10-Q
period 2001-09-30
GBC BANCORP
filed 2001-11-14
CIK 351710

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Quarterly Report Under Section 13 or 15(d)

of The Securities Exchange Act of 1934

For Quarter Ended September 30, 2001 Commission file number 0-16213

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

Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common stock, no par value, 11,541,877 shares issued and outstanding as of September 30, 2001.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION .............................................................	3

Item 1.	Financial Statements ..............................................................................	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .............................................................................	11

Item 3.	Qualitative and Quantitative Disclosure about Market Risk ......................	35

PART II -	OTHER INFORMATION ......................................................................	39

Item 1.	Legal Proceedings ..................................................................................	40

Item 2.	Changes In Securities .............................................................................	40

Item 3.	Default Upon Senior Securities ..............................................................	40

Item 4.	Submission Of Matters To A Vote Of Securities Holders .....................	40

Item 5.	Other Information ...................................................................................	40

Item 6.	Exhibits And Reports On Form 8-K ......................................................	40

PART III -	SIGNATURES .......................................................................................	41

PART I - FINANCIAL INFORMATION




GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
(Dollars In Thousands)	2001	2000

ASSETS
Cash and Due From Banks	$ 41,109	$ 40,306
Federal Funds Sold and Securities Purchased Under Agreements to Resell	83,000	75,000
Cash and Cash Equivalents	124,109	115,306

Securities Available for Sale at Fair Value (Amortized Cost of $907,731 at
September 30, 2001 and $838,302 at December 31, 2000, respectively)	939,175	855,383
Securities Held to Maturity (Fair Value of
$968 at December 31, 2000)	-	1,025
Trading Securities	20	4,637
Loans and Leases	1,123,540	969,023
Less: Allowance for Credit Losses	(25,533)	(19,426)
Deferred Loan Fees	(5,124)	(4,085)

Loans and Leases, net	1,092,883	945,512
Bank Premises and Equipment, net	5,779	5,578
Other Real Estate Owned, net	383	1,035
Due From Customers on Acceptances	8,643	6,304
Real Estate Held for Investment	2,553	3,826
Other Investments	15,548	15,444
Accrued Interest Receivable and Other Assets	15,788	15,059

Total Assets	$ 2,204,881	$ 1,969,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand	$ 195,399	$ 207,281
Interest Bearing Demand	343,491	389,347
Savings	73,669	69,386
Time Certificates of Deposit of $100,000 or More	963,826	826,157
Other Time Deposits	176,707	182,398

Total Deposits	1,753,092	1,674,569

Borrowings from the Federal Home Loan Bank	142,000	25,000
Subordinated Debt	39,236	39,138
Acceptances Outstanding	8,643	6,304
Accrued Expenses and Other Liabilities	49,616	36,316

Total Liabilities	1,992,587	1,781,327

Stockholders' Equity

40,000,000 Shares Authorized; 11,541,877 shares(net of 96,935 shares held in trust) at September 30, 2001 and 11,557,727 shares (net of 71,007
shares held in trust) at December 31, 2000, respectively	$ 70,622	$ 62,054
Retained Earnings	121,730	114,266
Accumulated Other Comprehensive Income	17,468	9,891
Deferred Compensation	2,474	1,571

Total Stockholders' Equity	212,294	187,782

Total Liabilities and Stockholders' Equity	$ 2,204,881	$ 1,969,109
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2001	2000	2001	2000
INTEREST INCOME
Loans and Leases, Including Fees	$ 22,866	$ 25,834	$ 69,578	$ 75,077
Securities Available for Sale	15,509	13,807	46,330	38,261
Securities Held to Maturity	3	17	33	56
Federal Funds Sold and Securities
Purchased under Agreements to Resell	816	2,404	2,549	6,287
Other	3	3	17	12
Total Interest Income	39,197	42,065	118,507	119,693
INTEREST EXPENSE
Interest Bearing Demand	1,470	3,717	6,256	9,956
Savings	180	437	771	1,399
Time Certificates of Deposits of $100,000 or More	10,366	11,614	33,122	31,049
Other Time Deposits	1,901	2,587	6,285	7,390
Federal Funds Purchased and Securities
Sold under Repurchase Agreements	1	13	22	47
Borrowings from the Federal Home Loan Bank	1,649	620	3,259	1,845
Subordinated Debt	870	870	2,611	2,611
Total Interest Expense	16,437	19,858	52,326	54,297
Net Interest Income	22,760	22,207	66,181	65,396
Provision for Credit Losses	6,000	1,000	13,800	(500)
Net Interest Income after Provision
for Credit Losses	16,760	21,207	52,381	65,896
NON-INTEREST INCOME
Service Charges and Commissions	2,108	2,041	6,027	6,276
Gain on Sale of Loans, Net	3	3	9	8
Gain on Sale of Securities Available for Sale	4,927	-	4,927	-
Gain on Sale of Fixed Assets	-	-	38	7
Trading Account (Expense)Revenue	(224)	(226)	1,946	7,806
(Expense) Income from Other Investments	(560)	658	(739)	376
Other	1,019	144	1,680	272
Total Non-Interest Income	7,273	2,620	13,888	14,745
NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,181	5,698	15,593	16,876
Occupancy Expense	904	807	2,597	2,484
Furniture and Equipment Expense	522	502	1,566	1,506
Loss on Sale of Securities Available for Sale	-	-	-	104
Net Other Real Estate Owned Income	(14)	(1,447)	(408)	(1,138)
Other	2,269	1,961	6,704	5,698
Reduction of Fair Value of Derivatives	286	-	7,401	-
Total Non-Interest Expense	9,148	7,521	33,453	25,530
Income before Income Taxes	14,885	16,306	32,816	55,111
Provision for Income Taxes	5,121	6,234	11,862	21,314
Net Income before Cumulative Effect of a Change in Accounting Principle	9,764	10,072	20,954	33,797

Cumulative Effect of a Change in Accounting Principle	-	-	4,962	-
Net Income	$ 9,764	$ 10,072	$ 25,916	$ 33,797
Earnings Per Share:
Net Income before Cumulative Effect of a Change in Accounting Principle
Basic	$ 0.84	$ 0.87	$ 1.79	$ 2.93
Diluted	0.84	0.85	1.78	2.87
Cumulative Effect of a Change in Accounting Principle
Basic	$ -	$ -	$ 0.42	$ -
Diluted	-	-	0.42	-
Net Income
Basic	$ 0.84	$ 0.87	$ 2.21	$ 2.93
Diluted	0.84	0.85	2.20	2.87
Weighted Average Basic Shares Outstanding	11,607,091	11,569,516	11,707,891	11,535,268
Weighted Average Diluted Shares Outstanding	11,652,904	11,889,530	11,802,292	11,780,917
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In Thousands, Except per Share Amounts)					Accumulated
					Other		Total
	Common Stock		Retained	Deferred	Comprehensive	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Compensation	Income (Loss)	Income (Loss)	Equity
Balance at December 31, 1999	11,523	$ 57,289	$ 84,035	$ -	$ (8,286)		$133,038

Comprehensive Income
Net Income for the period			38,476			$ 38,476	38,476
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					18,178	18,178	18,178
Foreign Currency Translation Adjustment					(1)	(1)	(1)
Comprehensive Income						$ 56,654
Stock Issued for Executive Compensation	114	2,401					2,401
Stock Held by Executive Obligation Trust	(71)	(1,571)		1,571			-
Stock Issuance	161	2,975					2,975
Tax Benefit-Stock Options Exercised		960					960
Stock Repurchase	(169)		(3,732)				(3,732)
Cash Dividend- $0.39 per Share			(4,513)				(4,513)

Balance at December 31, 2000	11,558	$ 62,054	$ 114,266	$ 1,571	$ 9,891		$187,782

Comprehensive Income
Net Income for the period			25,916			$ 25,916	25,916
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					8,323	8,323	8,323
Net Changes in Investment Valuation Allowance					(746)	(746)	(746)

Comprehensive Income						$ 33,493
Stock Held by Executive Obligation Trust	(26)	(903)		903			-
Stock Issuance	525	4,864					4,864
Tax Benefit-Stock Options Exercised		4,607					4,607
Stock Repurchase	(515)		(14,251)				(14,251)
Cash Dividend- $0.36 per Share			(4,201)				(4,201)

Balance at September 30, 2001	11,542	$ 70,622	$ 121,730	$ 2,474	$ 17,468		$212,294

Disclosure of Reclassification Amount:						For the Nine Months	For the Year
						Ended 9/30/2001	Ended 12/31/2000

Net Change of Unrealized Gains on Securities Arising During Period, Net of Tax
Expense of $9,631 and $8,839 in 2001 and 2000, respectively						$ 11,178	$ 12,185
Less: Reclassification Adjustment for (Gains) Losses on Securities Included in Net Income, Net of Tax
(Expense) Benefit of ($2,072) and $4,348 in 2001 and 2000, respectively.						(2,855)	5,993
Net Change of Unrealized Gains on Securities, Net of Tax
Expense of $7,559 and $13,187 in 2001 and 2000, respectively.						$ 8,323	$ 18,178

See Accompanying Notes to Unaudited Consolidated Financial Statements






GBCBANCORP AND SUBIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
(In Thousands)	2001	2000
OPERATING ACTIVITIES
Net Income	$ 25,916	$ 33,797
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	931	1,054
Net (Accretion)/Amortization of Discount/Premiums on Securities	(2,750)	(304)
Accretion of Discount on Subordinated Notes	98	98
Writedown on Real Estate Held for Investment	1,273	1,272
Write-off of Securities	190	-
Provision/(Benefit) for Credit Losses	13,800	(500)
Provision for Losses on Other Real Estate Owned	-	389
Amortization of Deferred Loan Fees	(3,383)	(2,799)
(Gain)/Loss on Sale of Securities Available - for-Sale	(4,927)	104
Gain on Sale of Other Real Estate Owned	(475)	(1,593)
Gain on Sale of Fixed Assets	(38)	(7)
Net Increase in Fair Value of Derivative Instruments	(1,161)	-
Net Increase in Trading Securities	4,617	3,344
Net (Decrease)/Increase in Forward Sales Equity Securities	-	(828)
Net (Increase)/Decrease in Accrued Interest Receivable and Other Assets	432	(1,580)
Net Increase in Accrued Expenses and Other Liabilities	12,181	255
Other, net	(47)	1

Net Cash Provided by Operating Activities	46,657	32,703

INVESTING ACTIVITIES
Purchases of Securities Available - for - Sale	(363,649)	(233,451)
Proceeds from Maturities of Securities Available - for - Sale	187,362	74,945
Proceeds from Maturities of Securities Held - to - Maturity	1,025	203
Proceeds from Sales of Securities Available - for - Sale	114,392	6,762
Net Increase in Loans and Leases	(157,806)	(22,939)
Purchase of Equity Interest in Limited Partnerships	(2,314)	(5,240)
Net Decrease in Other Investments	924	-
Proceeds from Sales of Other Real Estate Owned	1,145	8,733
Purchases of Premises and Equipment	(1,341)	(1,114)
Proceeds from Sale/Disposal of Premises and Equipment	246	8

Net Cash Used by Investing Activities	(220,016)	(172,093)

FINANCING ACTIVITIES
Net (Decrease)/Increase in Demand, Interest Bearing Demand and Savings Deposits	(53,455)	168,653
Net Increase in Time Certificates of Deposit	131,978	93,008
Proceeds from Borrowings from FHLB	137,000	-
Repayments of Borrowings from FHLB	(20,000)	-
Repurchase of Company Stock	(14,251)	(3,473)
Cash Dividends Paid	(3,974)	(3,226)
Proceeds from Exercise of Stock Options	3,961	2,345
Issuance of Stock	903	829
		`
Net Cash Provided by Financing Activities	182,162	$ 258,136

Net Change in Cash and Cash Equivalents	8,803	118,746
Cash and Cash Equivalents at Beginning of Period	115,306	106,120

Cash and Cash Equivalents at End of Period	$ 124,109	224,866

Supplemental Disclosures of Cash Flow Information
Cash Paid During This Period for
Interest	$ 51,820	53,536
Income Taxes	2,160	19,872

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned at Fair Value	$ 18	$ 21

See Accompanying Notes to Unaudited Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The financial statements include the accounts of GBC Bancorp (the "Bancorp") and its wholly owned subsidiaries, GBC Venture Capital, Inc., General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc. and GB Capital Trust. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

  During the third quarter of 2001, the Bank formed a new subsidiary , GB Capital Trust, to provide both the flexibility of raising additional capital for future business opportunities and to provide tax benefits.

  Change of Accounting Principle

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("Statement 133"). On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's consolidated statements of income. The Company has received rights to acquire stock in the form of warrants, as an adjunct to its high technology banking relationships. Most of the warrants contain a cash less exercise provision thereby qualifying them as derivatives under Statement 133, requiring they be carried at fair value. The amount represents the difference between the carrying value of the Company's derivatives and their fair value on January 1, 2001.

  Commitments

  In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements.

  The following is a summary of the Company's commitments as of September 30, 2001 and December 31, 2000:






	September 30,	December 31,
(In Thousands)	2001	2000
Undisbursed Commitments	$ 566,959	$535,208
Standby Letters of Credit	111,248	108,925
Bill of Lading Guarantees	799	1,118
Commercial Letters of Credit	75,396	70,154

  Pending Litigation

  In the normal course of business, the Company is subject to pending and threatened legal actions. In April, 2001 an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding as of September 30, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and has appealed the ruling. Management believes that it's reasonably probable that the ruling will be overturned and no additional charge-offs nor additions to the allowance for credit losses have been provided as a result of the ruling. Management does not believe that the outcome of other actions where the Company is subject to pending and threatened legal action will have a material adverse effect on the Company's financial condition or results of operations.

  Earnings Per Share

  Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. The following table sets forth basic and diluted earnings per share calculations:






	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

(In Thousands Except per Share Data)
Net Income	$9,764	$10,072	$25,916	$33,797
Weighted-average Shares
Basic Shares Outstanding	11,607	11,570	11,708	11,535
Dilutive Effect Equivalent Shares	46	320	94	246
Dilutive Shares Outstanding	11,653	11,890	11,802	11,781
Earnings per Share- Basic	$0.84	$0.87	$2.21	$2.93
Earnings per Share- Diluted	$0.84	$0.85	$2.20	$2.87

  Quarterly Dividends

  In September 2001, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share payable on or about October 15, 2001 to shareholders of record on September 30, 2001.

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

Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed Of." As permitted by Statement 142, the Company plans to adopt the new standard in the first quarter of the fiscal year 2002. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Although it replaces FASB Statement No. 125, it carries over most of Statement 125's provisions without reconsideration. The accounting provisions are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 15, 2001. The Company adopted Statement 140 on April 1, 2001. The adoption of this Statement did not have a material impact on the Company's results of operations, financial position, or cash flows.

In June 2001, the FASB issued Statement SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. Two provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of Statement No. 143.

In August 2001, the FASB issued Statement No. 144, " Accounting for the Impairment or Disposal of Long-lived Assets." For long-lived assets to be held and used, Statement No. 144 retains the requirements of Statement No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, Statement No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-assets" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spin off), Statement No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, Statement No. 144 retains the requirement of Statement No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. Statement No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issue of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used". The provisions of Statement No. 144 are effective for fiscal years beginning after December 15 2001. Management has not yet determined the impact, if any of adoption Statement No. 144.

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

OVERVIEW

Net income for the third quarter of 2001 was $9,764,000 or $0.84 diluted earnings per share, compared to $10,072,000, or $0.85 diluted earnings per share, for the corresponding period of 2000. The provision for credit losses increased by $5,000,000 which was offset by $4,927,000 net gain on the sale of available-for-sale securities.

For the nine months ended September 30, 2001, net income totaled $25,916,000, a decrease of $7,881,000, or 23.3%, from the $33,797,000 earned during the corresponding period of 2000. Diluted earnings per share for the nine months ended September 30, 2001 were $2.20 compared to $2.87 for the same period of 2000. The decrease in net income was primarily due to a $14,300,000 increase of the provision for credit losses partially offset by $4,927,000 net gain on the sale of available-for-sale securities in 2001 compared to a net loss of $104,000 for the corresponding period of a year ago. For the nine months ended September 30, 2001 the diluted earnings per share decreased to $2.20 from $2.87 during the corresponding period of 2000, representing a $0.67, or 23.3%, decrease.

For the quarter ended September 30, 2001 and 2000, the annualized return on average assets ("ROA") was 1.79% and 2.04%, respectively, and the annualized return on average stockholders' equity ("ROE") was 19.1% and 25.2%, respectively.

For the nine months ended September 30, 2001 and 2000, the ROA was 1.68% and 2.40%, respectively, and the ROE was 17.4% and 30.7%, respectively.

RESULTS OF OPERATIONS

Net Interest Income-Quarterly Results

For the quarter ended September 30, 2001 and 2000, net interest income before the provision for credit losses was $22,760,000 and $22,207,000, respectively, representing an increase of $553,000, or 2.5%.

Total interest income for the quarter ended September 30, 2001 was $39,197,000, representing a $2,868,000, or 6.8%, decrease from the corresponding quarter of a year ago. The decrease was primarily related to the decline of the yield on earning assets. For the quarter ended September 30, 2001 and 2000, the yield was 7.36% and 8.83% respectively. The 147 basis point decline is primarily due to the reduction of the prime rate of interest. During the period ended September 30, 2001, the prime rate of interest declined 350 basis points from 9.50% to 6.00%. This decline contrasts to a 100 basis point increase during the corresponding period of a year ago. The yield on all earning assets categories declined compared with those of the corresponding quarter of a year ago. The yield on loans and leases declined to 8.23% from 10.80% for the quarter ended September 30, 2001 and 2000, respectively. The 257 basis point decline is primarily a function of the prime rate movement. The average prime rate of interest for the three months ended September 30, 2001 and 2000 was 6.57% and 9.50%, respectively. As of September 30, 2001, excluding non-accrual loans, 77.3% of the Bank's loan portfolio has yields based upon prime. The yield on securities declined to 6.69% from 6.85% for the quarter ended September 30, 2001 and 2000 respectively. The yield on federal funds sold and securities purchased under agreements to resell declined to 3.58% from 6.79% for the quarter ended September 30, 2001 and 2000, respectively.

The impact of the declining yields on interest income was partially offset by a $216.7 million growth of average interest earning assets to $2,112.1 million from $1,895.4 million for the quarter ended September 30, 2001 and 2000 respectively. This growth of average earning assets was comprised of increases of $150.8 million and $116.4 million for loans and leases and investment securities, respectively, partially offset by a $50.5 million decline in average federal funds sold and securities purchased under agreements to resell. The composition of earning asset growth also helped to mitigate the decline of the yield. Average federal funds sold and securities purchased under agreement to resell, the lowest yielding of earning assets, represented 4.3% and 7.4% of total average earning assets for the quarter ended September 30, 2001 and 2000, respectively. Average loans and leases, the highest yielding of earning assets, increased to 52.2% of average earning assets from 50.2%.

Total interest expense for the quarter ended September 30, 2001 was $16,437,000, representing a $3,421,000 or 17.2%, decrease from the corresponding quarter of a year ago. The decrease was due primarily to the decline of the cost of funds. For the quarter ended September 30, 2001, the cost of funds was 3.79% compared to 5.03% for the corresponding period of a year ago, a decline of 124 basis points. The rates paid on all interest bearing deposits decreased to 3.57% from 4.93% for the quarter ended September 30, 2001 and 2000, respectively.

The main reason for the 136 basis point decrease of the rates paid on interest bearing deposits was the movement of the prime rate of interest as discussed above. The following table displays the average balance and rates paid for the deposit products of the Bank for the quarters ended as indicated:






	For the Quarter Ended September 30,
	2001	2000
Interest bearing demand - Average balance	$358,650	$405,272
Rate	1.63%	3.65%

Savings - Average balance	68,538	71,075
Rate	1.04%	2.45%

Time certificates of deposit
of $100,000 or more - Average balance	942,107	808,634
Rate	4.39%	5.71%

Other time deposits - Average balance	179,175	196,460
Rate	4.09%	5.24%

For the quarter ended September 30, 2001, average interest-bearing demand and time deposits represented 23.2% and 72.4% of average interest bearing deposits, respectively. For the quarter ended September 30, 2000 average interest-bearing demand and time deposits represented 27.4% and 67.8% of total average interest bearing deposits, respectively. Interest bearing demand represents a lower costing source of interest bearing deposits whereas time deposits represents the most expensive source. The shift in composition of deposits partially offset the decline of rates paid as explained above.

In addition, offsetting the impact of the decline of the rates paid on interest expense was the growth of average total interest bearing liabilities. For the three months ended September 30 2001 and 2000, average interest bearing liabilities was $1,719.8 million compared to $1,571.2 million, respectively, representing a growth of $148.6 million, or 9.5%.

The increase of borrowings from the Federal Home Loan Bank (the "FHLB") also partially offset the decline of short-term interest rates. The average balance of this source of funds increased to $132.1 million from $50.0 million for the three months ended September 30, 2001 and 2000, respectively. The cost of these funds was 4.95% and 4.93% for the three months ended September 30, 2001 and 2000, respectively.

The net interest spread is defined as the yield on interest earning assets less the rates paid on interest-bearing liabilities. For the three months ended September 30, 2001 and 2000, the net interest spread decreased 23 basis points to 3.57% from 3.80%, respectively.

The net interest margin is defined as the annualized difference between interest income and interest expense divided by average interest earning assets. For the three months ended September 30, 2001 and 2000, the net interest margin was 4.28% and 4.66%, respectively, representing a decline of 38 basis points.

Net Interest Income - Nine-Month Results

For the nine months ended September 30, 2001, net interest income before the provision for credit losses was $66,181,000, representing a $785,000, or 1.2%, growth over the corresponding period of a year ago.

Total interest income for the nine months ended September 30, 2001 was $118,507,000 compared to $119,693,000 for the corresponding period of a year ago. The $1,186,000, or 1.0%, decrease is primarily related to the decline of the yield on earning assets. The yield on average earning assets decreased 89 basis points to 7.92% from 8.81% for the nine months ended September 30, 2001 and 2000, respectively. The yield on loans and leases declined to 8.96% from 10.79% for the nine months ended September 30, 2001 and 2000, respectively. The year 2000 yield of 10.79% was favorably impacted by significant interest recoveries amounting to $3,892,000. Excluding the interest recoveries, the yield on loans and leases would have been 10.23%. For the year 2001, there were no significant net interest recoveries or charge-offs. The 127 basis point decline relates to the reductions of the prime rate of interest as discussed above. For the nine months ended September 30, 2001 and 2000, the average prime rate was 7.51% and 9.15%, respectively, a 164 basis point reduction.

The yield on federal funds sold and securities purchased under agreements to resell was 4.51% and 6.47% for the nine months ended September 30, 2001 and 2000, respectively. The yield on securities was 6.99% and 6.77% for the nine months ended September 30, 2001 and 2000, respectively. The yield on securities increased 22 basis points mainly due to restructuring of the portfolio during the fourth quarter of 2000.

The impact on interest income as a result of the decline of the prime rate was partially offset by the increase of average interest earning assets. For the nine months ended September 30, 2001 and 2000, average interest earning assets was $2,000.6 million and $1,815.1 million, respectively, representing growth of $185.5 million, or 10.22%. The growth was represented primarily by increases of $108.8 million and $131.0 million for loans and leases and for investment securities, respectively. The average balance of federal funds sold and securities purchased under agreements to resell declined to $75.5 million from $129.7 million for the nine month period ended September 30, 2001 and 2000, respectively.

Total interest expense for the nine months ended September 30, 2001, was $52,326,000 compared to $54,297,000 for the corresponding period of a year ago. The decrease of $1,971,000, or 3.6%, was due to the 48 basis point decrease in the cost of funds from 4.79% to 4.31%. The decrease of the cost of funds is due to rate decreases in all the categories of interest bearing deposits which in turn is related to the prime rate reductions. The rates paid declined on all interest bearing deposits, which decreased to 4.15% from 4.67% for the nine months ended September 30, 2001 and 2000, respectively.

The average balance and the rates paid on deposit categories for the nine months ended as indicated were as follows:






	For the nine months ended September 30,
	2001	2000
Interest bearing demand - Average balance	$366,935	$385,637
Rate	2.28%	3.45%

Savings - Average balance	68,128	75,716
Rate	1.51%	2.47%
Time certificates of deposit
of $100,000 or more - Average balance	881,654	764,782
Rate	5.02%	5.42%

Other time deposits - Average balance	180,188	198,813
Rate	4.66%	4.97%

Partially offsetting the across-the-board decrease of the rates paid on deposits was the growth of the average interest-bearing deposits. The $108.6 million growth of average interest bearing liabilities was largely due to both a $72.0 million growth of interest bearing deposits and a $36.9 million growth of borrowings from the Federal Home Loan Bank. The growth of interest bearing deposits was entirely in the time certificates of deposit of $100,000 or more, in the amount of $116.9 million.

For the nine months ended September 30, 2001 and 2000, the net interest spread was 3.61% and 4.02%, respectively, representing a 41 basis point decrease. Excluding the year 2000 interest recoveries, the net interest spread for the year 2000 would have been 3.73%. Thus, the net interest spread was 12 basis points less in 2001.

For the nine months ended September 30, 2001 and 2000, the net interest margin was 4.42% and 4.81%, respectively, representing a 39 basis point decrease. The net interest margin for the year 2001 excluding the interest income recoveries was 4.53%. Accordingly, the net interest margin was 11 basis points less in 2001.

Provision for Credit Losses

For the quarter ended September 30, 2001, a provision for credit losses of $6,000,000, was recorded compared to $1,000,000 provision for credit losses for the corresponding quarter of a year ago. At quarter-end, a review of existing problem loans resulted in net charge-offs of $3.3 million for the quarter. In addition, non-accrual loans increased from $19.9 million as of June 30, 2001 to $27.4 million as of September 30, 2001.

For the nine months ended September 30, 2001 and 2000, the provision / (benefit) for credit losses was $13,800,000 and ($500,000), respectively.

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

Non-Interest Income

Non-interest income for the quarter ended September 30, 2001 totaled $7,273,000, representing a $4,653,000, or 178%, increase compared to $2,620,000 for the quarter ended September 30, 2000. The increase was primarily due to the gain on sale of available for sale securities of $4,927,000. In addition, $1,000,000 of other non-interest income was recorded in the quarter from fees associated with a paid-off construction loan. Partially offsetting the above was a $560,000 loss from reported losses from venture capital fund investments compared to income of $658,000 from the same source for the corresponding period of a year ago.

For the nine months ended September 30, 2001, non-interest income totaled $13,888,000 representing an $857,000, or 5.8%, decrease compared to $14,745,000 for the nine months ended September 30, 2000. Non-interest income decreased primarily due to the reduction of trading account revenue of $5,860,000 during the nine months ended September 30, 2001 and the (losses) / gains from venture capital fund investment of $(739,000) and $376,000 for the nine month ended September 30, 2001 and 2000 respectively. Offsetting the above was the gain on sale of available-for-sale securities of $4,927,000 and by the fees received of $1,600,000 for the above referenced paid-off construction loan.

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

Non-Interest Expense

For the three months ended September 30, 2001, non-interest expense was $9,148,000, representing a $1,627,000, or 21.6%, increase from $7,521,000 for the corresponding period of a year ago. The increase was primarily due to the reduction of income from other real estate owned. For the three months ended September 30, 2001 and 2000, income from OREO was $14,000 and $1,447,000, respectively, representing a reduction of $1,433,000. For the three months ended September 30, 2001 and 2000, the net gain on sale of OREO was $36,000 and $1,477,000, respectively. The net gain / loss on sale of OREO is included as a component of net other real estate owned (income) expense.

For the quarter ended September 30, 2001, and 2000, the Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income plus non-interest income, was 34.2% and 30.8%, respectively. The efficiency ratios as reported exclude trading revenue, income (expense) from other investments, the adoption of Statement 133 and gain / (loss) on sale of available-for-sale securities.

For the nine months ended September 30, 2001, non-interest expense was $33,453,000, representing a $7,923,000, or 31.0%, increase from the $25,530,000 reported for the corresponding period of a year ago. The net increase was primarily due to the reduction of fair value of derivatives of $7,401,000. This amount represents the decline of fair value of derivatives as measured at September 30, 2001 compared to January 1, 2001. As Statement 133 was implemented on January 1, 2001, there was no such account during the year 2000. See also "Cumulative Effect of a Change in Accounting Principle," following. As discussed in the following section entitled "Cumulative Effect of a Change in Accounting Principle", as of January 1, 2001, warrants classified as derivatives totaled $8,561,000 pre-tax. The conversion of these warrants and a decline in the value of the underlying shares caused the majority of the $7,401,000 which was recognized as reduction of fair value of derivatives, as of September 30, 2001. In addition to the reduction of fair value of derivatives, the income from OREO decreased $730,000 during the nine months ended September 30, 2001, contributing to the increase of non-interest expense.

Partially offsetting the above was the decrease of salaries and employees benefit of $1,283,000. The reduction is due to reduced incentive compensation and deferred compensation expense for the Company's Chairman.

For the nine months ended September 30, 2001, the Company's efficiency ratio was 35.2%, compared to 35.3% for the corresponding period of 2000. The efficiency ratios as reported exclude trading revenue income, income (expense) from other investments, the adoption of Statement 133 and gain / (loss) on sale of available-for-sale securities.

Provision for Income Taxes

For the quarter ended September 30, 2001 and 2000, the provision for income taxes was $5,121,000 and $6,234,000, respectively, representing effective tax rates of 34.4% and 38.2%. In the third quarter, GB Capital Trust, a Real Estate Investment Trust (the "REIT"), was formed as a subsidiary of General Bank and capitalized by the contribution of assets. The formation of this entity provides the flexibility of raising additional capital for future business opportunities, if desired. It also provides tax benefits, resulting in the provision for taxes in the third quarter, 2001 being accrued at a 34.4% effective tax rate, as compared to the 38.2% effective tax rate for the corresponding quarter of the prior year.

For the nine months ended September 30, 2001 and 2000, the provision for income taxes was $11,862,000 and $21,314,000, representing effective tax rates of 36.1% and 38.7%, respectively. Again, as was the case for the third quarter of 2001, the formation of the REIT provided for a reduced effective tax rate.

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

Other Matters

In April 2001, an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding as of September 30, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and has appealed. Management believes that it is reasonably probable that the ruling will be overturned and no additional charge-off or additions to the allowance for credit losses will be required.

On October 11, 2001, the Bank announced the approved agreement between Liberty Bank and Trust Co. of Boston ("Liberty") and the Bank to acquire the outstanding shares of Liberty. Liberty, founded in 1965, is a state chartered commercial bank operating two branches in Boston, Massachusetts. As of June 30, 2001, Liberty's total assets were $37.4 million. The acquisition will be effected on an all cash basis and is subject to approval by appropriate regulatory authorities and by shareholders of Liberty.

FINANCIAL CONDITION

As of September 30, 2001, the total assets were $2,204.9 million, a $235.8 million, or 12.0%, increase from $1,969.1 million, as of December 31, 2000. The balance of total assets as of September 30, 2001 represents a record level.

As of September 30, 2001, total deposits were $1,753.1 million, up $78.5 million, or 4.7%, from $1,674.6 million, as of December 31, 2000. Stockholders' equity was $212.3 million, up $24.5 million, or 13.1%, from $187.8 million, as of December 31, 2000.

Loans and Leases

As of September 30, 2001, total loans and leases were $1,123.5 million compared to $969.0 million as of December 31, 2000, representing a $154.5 million, or 15.9% growth. This also represented a record level for total loans and leases. The loan growth from year-end 2000 was mainly due to increases in the commercial loan and construction loan portfolios.

Commercial loans reflected an increase of $96.9 million, or 21.6%. The growth of commercial loans included $38.2 million of unsecured commercial loans and $58.6 million of trade financing loans. The two largest concentrations of the commercial loan portfolio are the apparel/textile industry and the computer/electronic goods industry (excluding early-stage technology companies). The approximate amount of commercial loans represented by these two segments as of September 30, 2001 is $100 million and $89 million, respectively. There are $36 million of loans to early high technology companies.

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

The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding as of the dates indicated:






	September 30, 2001		December 31, 2000
(In Thousands)	Amount	Percentage	Amount	Percentage
Commercial	$546,407	49	$449,484	46
Real Estate - Construction	225,370	20	166,656	17
Real Estate - Conventional	312,754	28	309,834	32
Installment	108	N/A	2	N/A
Other Loans	21,659	1	25,969	3
Leveraged Leases	17,242	2	17,078	2
Total	$1,123,540	100	$969,023	100
N/A = Percentage less than 0.01

The two largest concentrations in commercial loans are apparel/textile industry and the computer/electronic goods industry (excluding early-stage technology companies). The approximate amounts of commercial loans for these two segments as of September 30, 2001 are $100 million and $89 million, respectively. There are $36 million of loans to early stage high technology companies.

Construction loans reflected an increase of $58.7 million. Construction loans are real estate loans secured by first trust deeds. The following table sets forth the break down by type of collateral for construction and conventional real-estate loans as of September 30, 2001 and December 31, 2000:






	September 30, 2001				December 31, 2000
(In Thousands)			Conventional				Conventional
	Construction		Real Estate		Construction		Real Estate
Project Type	Loans	Percentage	Loans	Percentage	Loans	Percentage	Loans	Percentage
Residential:
Single-Family	$ 96,617	43%	$ 14,960	5%	$ 79,280	48%	$ 18,584	6%
Townhouse	6,189	3	510	-	6,161	4	519	1
Condominums	82,342	37	4,443	1	59,838	36	4,371	1
Multi-Family	16,538	7	39,645	13	12,107	7	40,328	13
Land Development	19,342	9	975	-	-	-	-	-

Total Residential	$ 221,028	98%	$ 60,533	19%	$ 157,386	95%	$ 63,802	21%

Non-Residential:
Warehouse	$ -	-	$ 50,529	16%	$ -	-	$ 50,584	16%
Retail Facilities	-	-	62,471	20	-	-	57,806	19
Industrial Use	-	-	23,467	8	3,864	2	32,240	10
Office	2,919	1	38,331	12	1,510	1	24,634	8
Hotel and Motel	-	-	54,364	18	-	-	56,098	18
Other	1,423	1	23,059	7	3,896	2	24,670	8

Total Non-Residential	$ 4,342	2%	$ 252,221	81%	$ 9,270	5%	$ 246,032	79%

Total	$ 225,370	100%	$ 312,754	100%	$ 166,656	100%	$ 309,834	100%

As of September 30, 2001, the Company had an ownership interest in two leveraged leases of Boeing 737s leased by two major U.S. airlines. As of September 30, 2001, the total investment was $17.0 million, including an estimated residual value of $13.1 million. As a result of the September 11 incident, the airlines leasing the aircraft have incurred substantial operating losses, though federal grants are being given the airlines to offset these losses. In addition, the market value of aircraft is not determinable until sometime in the future. If it is determined that there has been an other-than-temporary decline in the forecast residual values at the end of the lease terms, the income recognized from the inception of the purchase of the leases will be recalculated, with the cumulative reduction of income recognized at the time of recalculation. The leases were acquired in 1996 and 1997, with terms of 16 years and 19 years, respectively.

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

The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:






(IN THOUSANDS)	September 30, 2001	December 31, 2000
Loans 90 Days or More Past Due and Still Accruing	$ 11,676	$ 2,217
Non-accrual Loans	27,438	14,823
Total Past Due Loans	39,114	17,040
Restructured Loans (on Accrual Status)	1,014	4,978
Total Non-performing and Restructured Loans	40,128	22,018
Other Real Estate Owned, Net	383	1,035
Total Non-performing Assets	$ 40,511	$ 23,053

Total non-performing assets increased to $40.5 million, as of September 30, 2001, from $23.1 million, as of December 31, 2000, representing a $17.4 million, or 75.3%, increase. The increase is primarily the result of the level of non-accrual loans, as discussed further below.

Loans 90 Days or More Past Due and Still Accruing

The category of loans 90 days or more past due and still accruing totaling $11.7 million is represented by 13 borrowers, one of which subsequently paid off in October 2001. The credits have all been renewed with the exception of one where interest is current. Management does not anticipate any losses on these credits.

Non-Accrual Loans

As of September 30, 2001 non-accrual loans totaled $27.4 million, compared to $14.8 million as of December 31, 2000, an increase of $12.6 million, or 85.1%.

The following table breaks out the Company's non-accrual loans by category as of the dates indicated:






(IN THOUSANDS)	September 30, 2001	December 31, 2000
Commercial	$ 20,363	$ 14,823
Real Estate-Construction	5,064	-
Real Estate-Conventional	2,011	-
Total	$ 27,438	$ 14,823

The non-accrual commercial loans are comprised primarily of trade financing loans. Trade financing loans have represented the largest growth sector of the Bank's loan portfolio over the past several years. Of the $20.4 million of commercial loans included in the above, the apparel / textile industry and the computer / electronic goods represent $4.7 million and $1.3 million, respectively. The apparel / textile industry and the computer / electronic goods industry are the largest concentrations of the commercial loan portfolio, as of September 30, 2001. There are $1.2 million of loans to early stage high technology companies on non-accrual status as of September 30, 2001

The following table details the change in non-accrual loans during the nine months ended September 30, 2001:

Non-Accrual Loans






(In Thousands)
Balance, December 31, 2000	$ 14,823
Add: Loans placed on non-accrual	30,692
Less: Charge-offs	(5,903)
Returned to accrual status	(3,974)
Repayments	(8,182)
Transfer to OREO	(18)
Balance, September 30, 2001	$ 27,438

Restructured Loans

The balance of restructured loans as of September 30, 2001 was $1.0 million compared to $5.0 million as of December 31, 2000, representing a $4.0 million, or 80.0% decrease. The decline was due to the $1.5 million pay-off in full of one credit, a $0.9 million restructured loan becoming non-accrual in the third quarter of 2001 and a $1.5 million restructured loan becoming 90 days or more past due and still accruing. There were no new restructured loans during 2001.

A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, is modified due to deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans, which are non-accrual loans, are not included in the balance of restructured loans. Restructured loans which are 90 days or more past due and still accruing are not included in the balance of restructured loans. As of September 30, 2001, restructured loans consisted of four loans compared to eleven loans as of December 31, 2000. The weighted average yield of the restructured loans was 10.72% as of September 30, 2001.

There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned

As of September 30, 2001, other real estate owned ("OREO"), net of valuation allowance of $0.4 million, totaled $0.4 million, representing a decrease of $0.7 million, or 63.0%, from the net balance of $1.0 million, net of valuation allowance of $0.9 million, as of December 31, 2000. As of September 30, 2001, OREO consisted of 1 property compared with six properties as of December 31, 2000.

As of September 30, 2001, the outstanding OREO property, a retail facility, is physically located in the Los Angeles area.

The following table sets forth OREO by property type as of the dates indicated:






	September 30,	December 31,
(In Thousands)	2001	2000
Property Type
Land	$ -	$ 471
Retail Facilities	803	803
Industrial Facilities	-	652
Less: Valuation Allowance	(420)	(891)

Total	$ 383	$ 1,035

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

The following information discloses pertinent information as it relates to the Company's impaired loans as of the dates requested:






(IN THOUSANDS)	September 30, 2001	December 31, 2000
Recorded Investment with Related Allowance	$ 24,493	$ 9,598
Recorded Investment with no Related Allowance	3,190	3,778
Total Recorded Investment	27,683	13,376
Allowance for Impaired Loans	(6,926)	(2,626)
Net Recorded Investment in Impaired Loans	$ 20,757	$ 10,750

The average balance of impaired loans before the allowance was $21.9 million for the nine months ended September 30, 2001 and $20.4 million for the twelve months ended December 31, 2000.

For the nine months ended September 30, 2001 and 2000, interest income recognized on impaired loans was $307,000 and $472,000, respectively. Of the amount of interest income recognized during the nine months ended September 30, 2001 and 2000, no interest was recognized under the cash basis method.

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

Allowance for Credit Losses

As of September 30, 2001, the balance of the allowance for credit losses was $25.5 million, representing 2.27% of outstanding loans and leases. This compares to an allowance for credit losses of $19.4 million as of December 31, 2000, representing 2.00% of outstanding loans and leases.

The table below summarizes the activity in the total allowance for credit losses (which amount includes the specific allowance on impaired loans) for the nine-month periods ended as indicated:






(IN THOUSANDS)	September 30, 2001	September 30, 2000
Balance, Beginning of Period	$ 19,426	$ 19,808
Provision (Benefit) for Credit Losses	13,800	(500)
Charge-offs	(8,783)	(1,008)
Recoveries	1,090	2,718
Balance, End of Period	$ 25,533	$ 21,018

As of September 30, 2001, the allowance represents 63.6% and 93.1% of non-performing and restructured loans and of non-accrual loans, respectively. As of December 31, 2000, the allowance represented 88.2% and 131% of non-performing and restructured loans and of non-accrual loans, respectively.

The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of September 30, 2001. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the adequacy of the allowance consists primarily of the use of a formula allowance.

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

Management believes that the allowance for credit losses approximates the probable but unconfirmed losses existing in the Bank's loan portfolio, as of September 30, 2001.

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

In the third quarter, 2001, $99 million of available-for-sale securities having an estimated remaining life of 2 years and a book yield of 7.0% were sold for a gain of $4.6 million. The proceeds were immediately reinvested in the same amount of investment securities having an estimated life of 6 years and a book yield of 6.0%. Unrealized gains on available-for-sale securities at September 30, 2001 were $31.4 million. Also in the quarter, $11.4 million of payments from the restructuring of Finova were received, resulting in the elimination of the book value of the Finova debt previously held plus a $0.3 million gain. In addition, $4.5 million par value of new Finova senior secured notes having a term of 8 years and a coupon rate of 7.5% were received. In October 2001, the $4.5 million Finova debt was sold and a $1,788,000 gain was recognized. Currently, the Company holds no Finova debt.

As of September 30, 2001, the Company recorded net unrealized holding gains of $31,444,000 on its available-for-sale portfolio. Accumulated other comprehensive income includes $18,223,000 representing the net unrealized holding gain, net of tax on securities available-for-sale.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at September 30, 2001 and December 31, 2000 were as follows:






		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2001	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Government Agencies	$ 50,594	$ 1,963	$ -	$ 52,557
Mortgage Backed Securities	227,960	3,023	-	230,983
Commercial Mortgage Backed Securities	105,494	6,296	-	111,790
Corporate Notes	87,501	6,494	-	93,995
Collateralized Mortgage Obligations	296,397	10,481	-	306,878
Asset Backed Securities	132,685	3,187	-	135,872
Other Securities	7,100	-	-	7,100

Total	$907,731	$31,444	$ -	$939,175

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 20

Total	$ -	$ -	$ -	$ 20

		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2000	Cost	Gains	Losses	Value

Securities Held to Maturity
U.S. Government Agencies	$ 1,025	$ -	$ (57)	$ 968
Total	$ 1,025	$ -	$ (57)	$ 968

Securities Available for Sale
U.S. Government Agencies	$ 20,854	$ 526	$ -	$ 21,380
Mortgage Backed Securities	93,147	1,350	235	94,262
Commercial Mortgage Backed Securities	69,504	2,898	-	72,402
Corporate Notes	84,975	955	55	85,875
Collateralized Mortgage Obligations	263,287	3,704	290	266,701
Asset Backed Securities	303,221	3,371	1,041	305,551
Other Securities	3,314	5,898	-	9,212

Total	$ 838,302	$ 18,702	$ 1,621	$ 855,383

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 4,637

Total	$ -	$ -	$ -	$ 4,637

The following table discloses proceeds received and gross gains/(losses) recognized from the sale of available-for-sale securities for the nine month periods ended as indicated (Proceeds do not include amounts representing accrued interest):






(In Thousands)	September 30, 2001	September 30, 2000
Proceeds	$ 114,095	$ 6,762
Gain	5,058	-
Loss	131	104

Other Investments

As of September 30, 2001, other investments totaled $15.5 million. Included in the balance is $8.6 million of investments in various venture capital funds which in turn invest in technology companies. As of September 30, 2001 undisbursed commitments to invest in these various funds totaled $7.1 million. In addition to seeking an appropriate return from such investments, the Company attempts to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $6.5 million as of September 30, 2001. AFT owns a number of aircraft, which it leases to different lessees in various countries. Its results may be adversely affected in the future as a result of the September 11 incident. All these partnership interests are accounted for by the equity method. Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate.

Deposits

The Company's deposits totaled $1,753.1 million as of September 30, 2001, representing an $78.5 million, or 4.7%, increase from total deposits of $1,674.6 million as of December 31, 2000. The growth for the nine months ended September 30, 2001, was primarily due to increases in time certificates of deposit of $100,000 or more which grew $137.7 million, or 16.7%. This increase was partially offset by decreases totaling $59.2 million in all other deposit categories.

As of September 30, 2001 and December 31, 2000, there were no brokered deposits outstanding. The Company believes that the majority of its deposit customers has strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, historically, the depositors have generally renewed their deposits upon maturity. Accordingly, the Company believes its deposit source to be stable.

The maturity schedule of time certificates of deposit of $100,000 or more, as of September 30, 2001, is as follows:






(IN THOUSANDS)
3 Months or Less	$ 484,971
Over 3 Months Through 6 Months	293,540
Over 6 Months Through 12 Months	175,254
Over 12 Months	10,061
Total	$ 963,826

Other Borrowings

As of September 30, 2001, the Company has two sources of outstanding borrowings.

Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $142.0 million, as of September 30, 2001. The advances are under an existing line of credit whereby the FHLB has granted the Bank an amount equal to 25 percent of its assets.

The maturity schedule of outstanding advances as of September 30, 2001 is as follows:






(In Thousands)	Amount	Fixed Rate of Interest
Over 3 Months Through 12 Months	$ 15,000	4.71% - 5.61%
Over 1 Year Through 3 Years	118,000	4.33% - 5.25%
Over 3 Years	9,000	5.06%
Total	$ 142,000	4.33% - 5.61%

The total outstanding of $142.0 million of advances as of September 30, 2001 has a composite fixed rate of interest of 4.87%.

Capital Resources

As of September 30, 2001, stockholders' equity totaled $212.3 million, an increase of $24.5 million, or 13.1%, from $187.8 million as of December 31, 2000.

The detail of the change in stockholders' equity is as follows:






Stockholders' Equity	Amount
(In Thousands)
Balance as of December 31, 2000	$ 187,782
Repurchase of Stock	(14,251)
Net Income	25,916
Cash Dividends	(4,201)
Change in Securities Valuation, Net of Tax	8,323
Change in Investment Valuation, Net of Tax	(746)
Stock Issuance (Includes $3,961 of stock options exercised)	4,864
Tax Benefits related to Exercise of Non-qualified stock Options	4,607
Balance as of September 30, 2001	$ 212,294

As more fully described in the preceding section entitled Other Investments, the Bank has an investment in an aircraft finance trust ("AFT"). Because AFT holds cash flow derivatives, upon implementation of Statement 133, AFT reflected accumulated other comprehensive loss of $12.9 million, requiring a valuation reserve for the Bank's 10% equity interest. This resulted in the above captioned $746,000 change in investment valuation, net of tax.

On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of the Company's stock. As of April 25, 2001, this program was completed. 384,154 shares were repurchased for a total of $10 million at an average cost per share of $26.03.

In February 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of October 11, 2001, 367,529 shares had been repurchased at an average cost of $26.72 per share for a total of $9.8 million under this program.

On October 11, 2001, the Board of Directors authorized another stock repurchase program approving the buy-back of up to 300,000 shares of the Company's stock under conditions which allow such repurchases to be accretive to earnings.

A "well capitalized" institution is one with capital ratios as shown in the following table. As of September 30, 2001, Tier 1 risk based capital, total risk based and leverage ratios for both the Company and Bank exceeded the "well capitalized" ratio requirements as follows:






	Well-Capitalized	September 30,	December 31,
	Requirements	2001	2000
GBC Bancorp
Tier 1 Leverage Ratio	5%	9.08%	8.96%
Tier 1 Risk-Based Capital Ratio	6%	10.92%	10.23%
Total Risk-Based Capital Ratio	10%	14.38%	13.75%
General Bank
Tier 1 Leverage Ratio	5%	9.59%	9.63%
Tier 1 Risk-Based Capital Ratio	6%	11.55%	11.13%
Total Risk-Based Capital Ratio	10%	12.80%	12.26%

For the nine months ended September 30, 2001, the ratio of the Company's average stockholders' equity to average assets was 9.66%. For the year ended December 31, 2000, this ratio was 8.12%.

GBC Bancorp Executive Obligation Trust (the "Trust")

In the first quarter of 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. As of September 30, 2001, 96,935 shares of Company stock have been issued and transferred to the Trust. Such shares represent the earned deferred compensation of the Company's Chairman.

In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of shareholders' equity. As of September 30, 2001, this amount was $2,474,000, representing the cost of the 96,935 shares held in the Trust.

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available for sale. These sources of liquidity amounted to $747.6 million, or 33.9% of total assets, as of September 30, 2001, compared to $785.0 million, or 39.9% of total assets, as of December 31, 2000.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the Federal Home Loan Bank of San Francisco ("FHLB") granted the Bank a line of credit currently equal to 25 percent of assets with terms up to 360 months. As of September 30, 2001, the Company has $142 million outstanding under this financing. Management believes its liquidity sources to be stable and adequate.

As of September 30, 2001, total loans and leases represented 64.1% of total deposits. This compares to 63.0% and 57.9% as of June 30, 2001 and December 31, 2000, respectively.

The liquidity of the parent company, GBC Bancorp ("GBC"), is primarily dependent on the payment of cash dividends by its subsidiary companies in general, and General Bank (the "Bank"), in particular, subject to the limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2001, the Bank and GBC Venture Capital, Inc. declared cash dividends of $11.4 million and $14.0 million, respectively.

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

As of September 30, 2001, there was a cumulative one-year negative "gap" of $612.7 million, compared to a one-year negative gap of $667.8 million as of December 31, 2000.

The following table indicates the Company's interest rate sensitivity position as of September 30, 2001, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:






			September 30 , 2001 INTEREST SENSITIVITY PERIOD
	0 to 90	91 to 365	Over 1 Year	Over	Non-Interest
(In Thousands)	Days	Days	to 5 Years	5 Years	Earning/Bearing	Total
Earning Assets
Securities Available for Sale	$ 7,879	$ 10,268	$ 133,764	$ 787,264	$ -	$939,175
Trading Account Securities	-	-	-	-	20	20
Federal Funds Sold & Securities
Purchased Under Agreement to Resell	83,000	-	-	-	-	83,000
Loans and Leases (1) (2)	822,326	24,623	133,818	115,335	-	1,096,102
Non-Earning Assets (2)	-	-	-	-	86,584	86,584

Total Earning Assets	$ 913,205	$ 34,891	$ 267,582	$ 902,599	$ 86,604	$2,204,881

Source of Funds for Assets

Deposits:
Demand - N/B	$ -	$ -	$ -	$ -	$ 195,399	$ 195,399
Interest Bearing Demand	343,491	-	-	-	-	343,491
Savings	73,669	-	-	-	-	73,669
TCD'S Under $100,000	91,215	83,699	1,793	-	-	176,707
TCD'S $100,000 and Over	484,971	468,794	10,061	-	-	963,826

Total Deposits	$ 993,346	$ 552,493	$ 11,854	$ -	$ 195,399	$1,753,092

Borrowings from the Federal Home Loan Bank	$ -	$ 15,000	$ 127,000	$ -	$ -	$ 142,000
Subordinated Debt	-	-	-	39,236	-	39,236
Other Liabilities	-	-	-	-	58,259	58,259
Stockholders' Equity	-	-	-	-	212,294	212,294

Total Liabilities and
Stockholders' Equity	$ 993,346	$ 567,493	$ 138,854	$ 39,236	$ 465,952	$2,204,881

Interest Sensitivity Gap	$ (80,141)	$ (532,602)	$ 128,728	$ 863,363	$ (379,348)

Cumulative Interest Sensitivity
Gap	($80,141)	($612,743)	($484,015)	$379,348	-

Gap Ratio (% of Total Assets)	-3.6%	-24.2%	5.8%	39.2%	-17.2%

Cumulative Gap Ratio	-3.6%	-27.8%	-22.0%	17.2%	0.0%

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

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

Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of September 30, 2001:






	Expected Maturity Date as of September 30, 2001
	0 to 90	91 to 365	Over 1 Year	Over
(In Thousands)	Days	Days	to 5 Years	5 Years	Total
Interest-sensitive Assets:
Securities Available for Sale	$ 77,472	$ 260,087	$ 508,472	$ 93,144	$ 939,175
Federal Funds Sold & Securities
Purchased Under Agreements to Resell	83,000	-	-	-	83,000
Loans and Leases (1)	822,326	24,623	133,818	115,335	1,096,102

Total Interest-earning Assets	$ 982,798	$ 284,710	$ 642,290	$ 208,479	$ 2,118,277

Interest-sensitive Liabilities:

Deposits:
Interest Bearing Demand	$ 17,405	$ 52,217	$ 171,515	$ 102,354	$ 343,491
Savings	1,842	5,525	22,101	44,201	73,669
Time Certificates of Deposit	576,186	552,493	11,854	-	1,140,533

Total Deposits	$ 595,433	$ 610,235	$ 205,470	$ 146,555	$ 1,557,693

Borrowing from FHLB	$ -	$ 15,000	$ 127,000	$ -	$ 142,000

Subordinated Debt	-	-	-	39,236	39,236

Total Interest-sensitive Liabilities	$ 595,433	$ 625,235	$ 332,470	$ 185,791	$ 1,738,929

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

The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital, respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2001:






	Net Interest	Market Value of
Change in Interest	Income Volatility	Portfolio Equity Volatility
Rates (Basis Points)	September 30, 2001 (1)	September 30, 2001 (2)
+200	6.15%	-10.26%
+100	3.82%	-4.66%
-100	-6.25%	-0.94%
-200	-14.03%	-3.65%

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to pending and threatened legal actions. In April of 2001, an adverse verbal ruling was issued with respect to a claim by the Bank against a borrower relating to a non-accrual loan with $3.1 million of principal outstanding as of September 30, 2001. This ruling disallowed the Bank's claim for principal and interest with respect to the loan. The Bank has conferred with its counsel and has appealed the ruling. It is believed that it is reasonably probable that the ruling will be overturned, and no additional charge-offs nor additions to the allowance for credit losses have been provided as a result of the ruling. Management believes that the outcome of other actions where the Company is subject to pending and threatened legal action will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. CHANGES IN SECURITIES

There have been no changes in the securities of the Registrant during the quarter ended September 30, 2001.

Item 3. DEFAULT UPON SENIOR SECURITIES

This item is not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5. OTHER INFORMATION

There are no events to be reported under this item.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits:Exhibit11.(Referencefootnote5ofNotestoConsolidatedFinancialStatements,

PartI,Item1.)

                                                            b) Reports on Form 8-K: None.

PART III - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GBC Bancorp

(Registrant)

Dated: 13 Nov 2001   /s/     Peter Wu

Peter Wu, President and

Chief Executive Officer

Dated: 13 November, 2001    /s/        Peter Lowe

Peter Lowe, Executive

Vice President and

Chief Financial Officer