Form 10-K
period 2001-12-31
GBC BANCORP
filed 2002-03-25
CIK 351710

                FORM 10-K. - ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the fiscal year ended   December 31, 2001
                                      ---------------------
                                       or

            [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                  to
                                          -----------------    -----------------
            Commission file Number                      0-16213
                                  ----------------------------------------------
                                       GBC Bancorp
            --------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                     California                               95-3586596
            -------------------------------          ---------------------------
            (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)              Identification No.)

              800 West Sixth Street,     Los Angeles,      CA             90017
            --------------------------------------------------------------------
             (Address of principal executive offices)                (Zip Code)

            Registrant's telephone number, including area code  (213) 972 - 4172
                                                                ----------------
            Securities registered pursuant to Section 12(b)of the Act:

                 Title of each class            Name of each exchange on which
                                                          registered

            -----------------------------     ----------------------------------
            -----------------------------     ----------------------------------

                    Securities pursuant to Section 12(g) of the Act:
                               Common Stock, No Par Value
            --------------------------------------------------------------------
                                (Title of class)

            --------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [X] Yes             [_] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). $273,761,207
     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

             11,523,662 shares outstanding as of February 28, 2002.

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

Documents Incorporated by Reference    Part of Form 10-K Into Which Incorporated
-----------------------------------    -----------------------------------------
Definitive Proxy Statement for the
Annual Meeting of Shareholders
Filed within 120 days of the fiscal
Year ended December 31, 2001           Part III

                         Exhibit Index on Pages 85 - 87

                                    FORM 10-K
                                    ---------
                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET
                   -------------------------------------------

                                                                    Page in            Incorporation
PART I                                                                10-K              by Reference
                                                                      ----              ------------
   Item 1.  Business .............................................    4
                 General .........................................    4
                 Lending Activities ..............................    5
                 Competition .....................................    5
                 Subsidiaries ....................................    6
                 Supervision and Regulation ......................    7
                 Employees .......................................   21
   Item 2.  Properties ...........................................   21
   Item 3.  Legal Proceedings ....................................   22
   Item 4.  Submission of Matters to a Vote of Security Holders ..   22
Executive Officers of the Registrant .............................   22

PART II

   Item 5.  Market for Registrant's Common Equity and Related
            Security Holder Matters ..............................   26
   Item 6.  Selected Financial Data ..............................   27
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................   29
   Item 8.  Financial Statements and Supplementary Data ..........   52
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..................   80

PART III

   Item 10. Directors and Executive Officers of the Registrant ...   81            2002 Proxy Statement
   Item 11. Executive Compensation ...............................   81            2002 Proxy Statement
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management ...........................................   81            2002 Proxy Statement

                                       2

   Item 13. Certain Relationships and Related Transactions ......   81           2002 Proxy Statement

PART IV

   Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K .................................   82

SIGNATURES ......................................................   83
EXHIBIT INDEX ...................................................   85

PART I
------

Forward-Looking Statements

     Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "should," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

     The Bank has conducted the business of a commercial bank since it commenced operations. The Bank is a community bank that serves individuals and small to medium-sized businesses through eighteen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas of California, a branch office in the state of Washington and a loan production office located in the state of New York. Loan production offices are established primarily to develop loans on behalf of the Bank and to act as the liaison between customers and the Bank in coordinating other banking services. The Bank has an operations center in Rosemead and has branches located in downtown Los Angeles, Monterey Park, Torrance, Artesia, Alhambra, City of Industry, Irvine, San Diego, Arcadia, Diamond Bar, Northridge, Orange, Huntington Beach, Cupertino, Millbrae, Aliso Viejo, Fremont and San Jose.

     On October 11, 2001, General Bank and Liberty Bank and Trust Co. of Boston ("Liberty") announced the approval by their respective boards of Directors of an agreement for General Bank to acquire all the outstanding shares of Liberty. Liberty is a state chartered commercial bank operating two branches in Boston with combined total asset of $37.2 million as of December 31, 2001. The purpose of the acquisition is to expand the Bank's banking activities to the major Asian-American markets in the country. The acquisition has been approved by the appropriate regulatory agencies and the transaction consummated on February 28, 2002, at a cost of $11.9 million.

     The Bank offers a variety of banking services to its customers, including accepting checking, savings and time deposits; making secured and unsecured loans; offering traveler's checks, safe deposit boxes, credit cards and other fee-based services; and providing international trade-related services.

Lending Activities
------------------

     The Bank's primary emphasis is on commercial and real estate lending, real estate construction lending, and, to a lesser extent, Small Business Lending.

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

     The Bank maintains a Small Business Lending department to provide loans for small to medium-sized businesses. Loan products offered include US SBA Guarantee programs and conventional in-house programs. The 7(a) loan is the primary US SBA guaranteed program with loan amounts up to $2 million and maturity up to 25 years. As of December 31, 2001, the Bank's 7(a) servicing portfolio was approximately $51 million, including $15 million sold to the secondary market.

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

Subsidiaries
------------

Bank Subsidiaries
-----------------

     GBC Investment & Consulting Company, Inc., a wholly-owned subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis. An office was established in Taipei, Taiwan to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries. As of and for the year ended December 31, 2001, GBC Investment & Consulting Company, Inc. reported total assets of $15,400 and a net loss of $62,500.

     GBC Leasing Company, Inc. is the Bank's leasing subsidiary. The Bank owns 90% of the voting stock of this company which was formed to acquire various assets, such as equipment on lease, promissory notes and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property, described in Section 351 of the Internal Revenue Code of 1986, as amended. GBC Leasing Company engages in no off-balance sheet/synthetic lease activities. As of and for the year ended December 31, 2001, GBC Leasing Company, Inc. reported total assets of $318,000, and a net loss of $37,000.

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

     On August 21, 2001, GBC Trade Services, Asia Limited, ("Trade Services") was incorporated as a wholly-owned subsidiary of the Bank. Trade Services is a Hong Kong based non-financial institution that will serve as a vehicle to reissue, in Hong Kong, letters of credit for the account of its U.S. based import customers in favor of beneficiaries. As of December 31, 2001, other than capitalizing the subsidiary, there were no transactions on the books of Trade Services.

     On September 1, 2001, GB Capital Trust, a real estate investment trust ("REIT") was established. The REIT is operated so as to be entitled to the tax treatment provided in section 856 of the Internal Revenue Code entitled "Definition of Real Estate Investment Trust". The Bank owns 100% of the voting common trust units issued by the REIT. As of and for the year ended December 31, 2001, the REIT reported total assets of $1,084,274,000 and net income of $25,388,000. The REIT declared a consent dividend of $24,487,000 for the year 2001.

Holding Company Subsidiaries
----------------------------

     In addition to its wholly-owned bank subsidiary, the Company owns all of the outstanding stock of GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold stock warrants received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions. As of, and for the year ended, December 31, 2001, GBC Venture Capital, Inc. reported total assets of $13,871,000 and net income of $3,281,000. The net income was primarily the result of trading revenue resulting from the receipt of securities from venture capital funds in which the subsidiary invests and from the exercise of warrants. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology banking relationships. The receipt of the warrants does not change the terms of the loans provided high technology customers.

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

GBC Bancorp
-----------

     The Company is a bank holding company within the meaning of the Bank Holding Company act of 1956 ("BHCA") and is subject to the supervision and regulation of the Federal Reserve Bank of San Francisco. As a bank holding company, the Company is required to file reports with the Board and to provide such additional information as the Board may require. The Board also has the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company.

     The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

     In November of 1999, the Gramm-Leach-Bliley Financial Modernization Act (the "Act") was signed into law and became effective on March 11, 2000. Effective April 10, 2000, the Company is a Financial Holding Company under the provisions of this law. The Act repeals the prohibitions among banks, securities firms and insurance companies by rescinding provisions of the Glass-Steagall Act and the Bank Holding Company Act. Activities permitted by the Act are those that are financial in nature or incidental to financial activities. The Act identifies the following activities as financial in nature: lending; insurance activities, including underwriting, agency and brokerage; providing financial investment advisory services; underwriting in, and acting as a broker or dealer in securities; merchant banking; and insurance company portfolio investment. It is not yet known which, if any, of these financial activities the Company will engage in.

     The Federal Reserve may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities.

     Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, the Company is required by the Federal Reserve to maintain certain levels of capital. See "--Capital Standards."

     The Company is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of the Company and another bank holding company.

     The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any corporation that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve, may engage in, or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See "Modernization Act of 1999".

     Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

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

     The BHCA and regulations of the Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock. The Company's stock repurchase programs are discussed in the ensuing three paragraphs.

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

     On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of the Company's stock. This program was completed on April 25, 2001. 384,154 shares were repurchased for a total of $10 million at an average cost per share of $26.03.

     In February 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of Company's stock. As of December 31, 2001, 403,000 shares had been repurchased at an average cost of $26.82 per share for a total of $10.8 million under this program.

     In 2001, the total of the repurchased shares was 618,183 at a cost of $17.1 million, or an average cost per share of $27.63.

     On October 11, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 300,000 shares of Company's stock under conditions which allow such repurchases to be accretive to earnings.

General Bank (the "Bank")
------------------------

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

Capital Standards
-----------------

     Each federal banking agency has promulgated regulations defining the following five categories in which a banking organization will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

     To be "adequately capitalized," the Corporation and the Bank must maintain minimum ratios of total capital to risk-weighted assets of eight percent (8%) and of Tier 1 capital to risk-weighted assets of four percent (4%). For the Corporation and the Bank, Tier 1 capital includes common shareholders' equity, less goodwill and certain other deductions, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value. For the Corporation and the Bank, total capital also includes the allowance for credit losses, subordinated debt, and net unrealized gains on marketable securities, subject to limitations established by the guidelines. At least half of total capital must be in the form of Tier 1 capital.

     Capital is compared to the risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans. At December 31, 2001, the Company and the Bank exceeded the required ratios for classification as "well capitalized."

     In addition to the risk-based capital guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by the federal banking agencies to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all other banking organizations, the minimum ratio of Tier 1 capital to total assets is 4%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     Federal banking agencies also have issued a new rule that goes into effect April 1, 2002, requiring that equity investments in nonfinancial companies be subject to different capital requirements than those currently applied to traditional banking investments, whether such equity investments are made by Financial Holding Companies under the merchant banking authority of the Financial Services Modernization Act, by bank holding companies through small business investment companies ("SBIC"), under Regulation K or in less than 5% of the shares of a nonfinancial company under authority of the BHCA, or by state banks as authorized by the Federal Deposit Insurance Act. Under the proposal, if the aggregate adjusted carrying value of the investments is less than 15% of the Tier 1 capital of the bank holding company, 8% of the adjusted carrying value would be deducted from Tier 1 capital. For investment between 15% and 25% of Tier 1 capital, 12% of the investment would be deducted and for investments of 25% or more, 25% of the investment would be deducted. No additional capital charge would apply to SBIC investments if the carry value of the investments does not exceed 15% of the Tier 1 capital of the depository institutions. At December 31, 2001, the Company's equity investments in nonfinancial companies was 5.31% of Tier 1 capital. Therefore, management believes that the proposal, if adopted in its current form, would not have a material adverse effect on the Company's financial condition or results of operation.

Prompt Corrective Action and Other Enforcement Mechanisms
---------------------------------------------------------

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.

     An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

BIS Guidelines
--------------

     The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basle Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country `s supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks. The BIS proposal outlines several alternatives for capital assessment of operational risks, including two standardized approaches and an "internal measurement approach" tailored to individual institutions' circumstances. The BIS has stated that its objective is to finalize a new capital accord in 2002 and for member countries to implement the new accord in 2005. The ultimate timing for new accord, and the specifics of capital assessments for addressing operational risk, is uncertain. The Company expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. The Company cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to the Company and its bank subsidiary.

Safety and Soundness Standards
------------------------------

     The federal banking agencies have adopted guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

Federal regulations require banks to maintain adequate valuation allowances for potential credit losses. The Company has an internal risk analysis and review staff that continually reviews loan quality and ultimately reports to the Audit Committee. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in California. Based on this analysis, management and the Audit Committee determine the adequate level of allowance required. The allowance for credit losses is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

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

     The FDIC has implemented a final risk-based assessment system, as required by FDICIA, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF's members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were
0.023 percent of deposits. In September 1995, the FDIC lowered assessments from their rates ranging from $0.23 to $0.31 per $100 of insured deposits to rates ranging from $0.04 to $0.31, depending on the condition of the bank, as a result of the recapitalization of BIF. In November of the same year, the FDIC voted to reduce its premiums for well capitalized banks to zero, effective January 1, 1996. Other banks will be charged risk-based premiums up to $0.27 per $100 of deposits. The Bank, being considered well capitalized, made no payments as FDIC insurance premium for the year ended December 31, 2001.

     The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980s and early 1990s. The new law required savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. In 2001, the cost to the Bank was 1.9 cents per $100 of deposits. The new law requires the Treasury Department to deliver to Congress comments and recommendations on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Bank cannot currently be accurately predicted.

     Because of favorable loss experience and a healthy reserve ratio in the Bank insurance Fund of the FDIC, well capitalized and well managed banks, including the Bank, have in recent years paid no premiums for FDIC insurance. A number of factors suggest that as early as the second half of 2002, even well capitalized and well managed banks will be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors, none of which the Company is in a position to predict at this time.

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

     In addition, the FDIC has issued final regulations implementing provisions of FDICIA relating to powers of insured state banks. Final regulations issued prohibit insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate.

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

     In January 2001, the federal banking agencies adopted new regulations implementing the CRA "sunshine" provision of the Financial Services Modernization Act. Those provisions require insured depository institutions (or their affiliates) and nongovernmental entities or persons that are parties to certain written agreements made pursuant to, or in connection with, the fulfillment of the CRA to make such agreements available to the public and the relevant federal banking agency. Insured depository institutions (or their affiliates) and nongovernmental entities or persons that are parties to such agreements are also required to file annual reports concerning the agreements with the relevant agency. The Bank is not currently and has never been a party to a written CRA-related agreement with a nongovernmental entity.

     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." A bank's CRA rating will also affect the ability of the bank and its bank holding company to take advantage of the new powers granted by the Financial Services Modernization Act. Based on the most current examination report dated December 10, 2001, the Bank was rated "satisfactory".

Hazardous Waste Clean-Up Costs
------------------------------

     Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolios of the Bank, management is not aware of any potential liability for hazardous waste contamination.

USA Patriot Act
---------------

     On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Secretary of the Treasury has proposed additional regulations to further implement Title III. Although it cannot be predicted when and in what form these regulations will be adopted, the Company believes that the cost of compliance with Title III of the USA Patriot Act will not have a material impact on the Company.

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

Employees
---------

     As of December 31, 2001, the Bank had approximately 365 full-time equivalent employees. None of the employees are represented by labor unions. Benefit programs are available to eligible employees and include, group medical-dental plans, paid sick leave, paid vacation, and a 401(k) plan.

Item 2  Properties
------------------

     GBC Bancorp shares common quarters with General Bank at 800 West 6th Street, Los Angeles, California 90017. The Bank leases approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building. The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term. As of December 31, 2001, the monthly base rent for the facility is $83,100 and is payable to the lessor, Capital & Counties, USA, Inc. The monthly base rent is subject to change on specified dates during the 15-year initial lease term pursuant to the lease agreement.

     As of December 31, 2001, the Bank operated full-service branches at eighteen leased locations (including the 800 West 6th street, Los Angeles location which houses the downtown branch of the Bank) and one location where it owns the building and land. In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space. The net book value of the two owned facilities (building and land) as of December 31, 2001, was $ 2,107,000. Expiration dates of the Bank's leases range from February 2002 to June, 2010. As of December 31, 2001, the Bank has eighteen full-service branches located in California (fourteen of which are in the Southern California area) and one full-service branch located in the state of Washington.

     On October 11, 2001, General Bank and Liberty Bank and Trust Co. of Boston ("Liberty") announced the approval by their respective boards of Directors of an agreement for General Bank to acquire all the outstanding shares of Liberty. Liberty is a state chartered commercial bank operating two branches in Boston with combined total assets of $37.2 million as of December 31, 2001. The purpose of the acquisition is to expand the Bank's banking activities to the major Asian-American markets in the country. The acquisition has been approved by the appropriate regulatory agencies and the transaction consummated on February 28, 2002, at a cost of $11.9 million.

Item 3  Legal Proceedings

     In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

Item 4  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 2001, no matters were submitted to a vote of the Company's security holders.

A. Executive Officers of the Registrant
---------------------------------------

     There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers of the Company and the Bank, and their business experience during the prior five years:

                      Age at
                     December
      Name           31, 2001                             Position/Background
      ----           --------                             -------------------
Li-Pei Wu .......       67           From May 1982 to December 2000, Chief Executive Officer and from
                                     June 1984 to present, also Chairman of the Board of Bancorp and
                                     General Bank. President of Bancorp and General Bank from May 1982 to March 1998.

Peter Wu ........       53           From 1979 to March 1998, Executive Vice President and from
                                     January 1995 to December 2000, also Chief Operating Officer, of
                                     General Bank; from 1981 to March 1998, Executive Vice President of Bancorp; Secretary of Bancorp and General Bank from 1979 to
                                     January, 2001; President and Chief Operating Officer of Bancorp
                                     and General Bank from March 1998 to December 2000; President and
                                     Chief Executive Officer of Bancorp and General Bank since
                                     January, 2001.

John Getzelman ..       59           Executive Vice President of the Company and General Bank since
                                     January, 2001. Prior thereto President and Chief Executive
                                     Officer of Southern Pacific Bank from 1998 to 2000; prior
                                     thereto, President and Chief Executive Officer of Community Bank
                                     from 1992 to 1998.

Peter Lowe ......       60           Executive Vice President and Chief Financial Officer of the
                                     Company and General Bank since 1994.

Domenic Massei ..       57           Executive Vice President of the Bank since February 1999, Senior
                                     Vice President of Operations Administration of the Bank from 1989 to February 1999.

Eddie Chang .....       46           Senior Vice President and Manager of the Real Estate Department
                                     since January 1996. From July 1995 to January 1996 Manager of the
                                     Real Estate Department. From July 1994 to July 1995
                                     self-employed. From 1992 to July 1994, Senior Vice President and
                                     Manager of the Real

                                     Estate Department.

Gloria Chen .....       59           Senior Vice President and Relationship Manager in the Corporate
                                     Lending Department since May 1997; prior thereto, Senior Vice
                                     President and Manager of the International Department at
                                     Preferred Bank from 1992 to 1997.

Ming Lin Chen ...       41           Senior Vice President since July 1998. Since January 2001,
                                     Secretary of Bancorp and General Bank. From February 1997 to June
                                     1998, Manager of SBA Loan Department and Residential Mortgage
                                     Department. Prior thereto, Marketing Director of the Bank since
                                     1991.

Sue Lai .........       49           Senior Vice President of the Corporate Lending Department since
                                     April 1997. Manager of the Corporate Lending Department since
                                     1994. In various capacities with the Bank since 1991.


Alex Lee ........       44           Senior Vice President / Director of Branch Administration of
                                     Southern California since 2001. In various positions with the
                                     Bank since 1996.

Phanglin Lin ....       39           Senior Vice President and Manager of Corporate Lending since
                                     January 2001 and of Corporate Lending and International
                                     departments since August 2001. In various positions with the Bank
                                     Since 1992.

Johnny Lee ......       39           Senior Vice President and Regional Manager of the Northern
                                     California Region since April 1997. In various positions with the
                                     Bank since 1990.

Gerard Lob ......       54           Senior Vice President and Manager of the New York loan production office since December 1997. Manager of Trade Finance at Standard
                                     Chartered Bank from 1991 to 1997.

Richard Voake ...       61           Senior Vice President and Credit Administrator of the Bank since
                                     1994.

Cathy Wang ....       50           Senior Vice President / Internal Auditor since January 2001. Vice
                                   President / Internal Auditor since 1992.

Carl Maier ....       61           Vice President and Controller of the Bank since 1993.

                                     PART II
                                     -------

Item 5 Market for the Registrant's Common Equity and Related Security Holder Matters

Market Information
------------------

     The common stock of the Company has been traded in the NASDAQ National Market under the symbol GBCB since November 24, 1987.

     The market makers for GBC Bancorp are: Hoefer & Arnett; Keefe, Bruyette & Woods, Inc.; Wedbush Morgan Securities, First Tennesse Securities Corp., Herzog, Heine, Geduld, Inc., Jeffries & Company, Inc., Knight Securities, L.P., Merrill Lynch, Pierce, Fenner, Morgan Stanley & Co., Inc., Sherwood Securities Corp., Spear, Leeds & Kellogg and Sutro & Co., Inc.

     The high and low last sale or bid prices for each quarter of the years 2001 and 2000, as reported by the NASDAQ, are as follows:



                            First                Second               Third               Fourth
2001:                      Quarter              Quarter              Quarter              Quarter
-----                      -------              -------              -------              -------

      High                 $38.38               $29.53               $35.06               $30.37
      Low                  $24.88               $23.55               $25.52               $26.35

                            First                Second               Third               Fourth
2000:                      Quarter              Quarter              Quarter              Quarter
-----                      -------              -------              -------              -------
      High                 $28.25               $29.50               $38.94               $38.50
      Low                  $18.25               $21.38               $28.63               $29.00

Holders
-------

     As of February 28, 2002, there were 208 holders of record of the Company's common stock according to the records of the Company's transfer agent.

Dividend
--------

     Cash dividends per share were declared during the most recent two years as per the following table:

               First       Second      Third      Fourth      Annual
              Quarter     Quarter     Quarter    Quarter      Total
              -------     -------     -------    -------      -----
   2001        $0.12       $0.12       $0.12      $0.12       $0.48
   2000        $0.09       $0.10       $0.10      $0.10       $0.39

     The Company's subsidiary, General Bank, is limited in the payment of dividends by the Financial Code of the State of California which provides that dividends in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 2001, approximately $45.5 million of undivided profits of the Bank is available for dividends to the Company, subject to the subordinated debt covenant restrictions.

Item 6 Selected Financial Data

                                                                                Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                   2001        2000       1999        1998       1997
-------------------------------------------------------------------------------------------------------------------
Results of Operations
Interest Income                                            $  155,478  $  163,121 $  130,261  $  125,991 $  110,896
Interest Expense                                               66,552      74,679     56,283      57,018     49,423
                                                           ----------  ---------- ----------  ---------- ----------
Net Interest Income before Provision for Credit Losses         88,926      88,442     73,978      68,973     61,473
Provision for Credit Losses                                    20,100       1,200      3,500       1,500      1,000
                                                           ----------  ---------- ----------  ---------- ----------
Net Interest Income after Provision for Credit Losses          68,826      87,242     70,478      67,473     60,473
Non-Interest Income                                            15,646      21,755     10,544       7,863      6,639
Non-Interest Expense                                           42,282      46,861     32,702      30,430     26,373
                                                           ----------  ---------- ----------  ---------- ----------
Income Before Income Taxes                                     42,190      62,136     48,320      44,906     40,739
Provision for Income Taxes                                     14,550      23,660     18,332      16,764     14,305
                                                           ----------  ---------- ----------  ---------- ----------
Income before Cumulative Effect of a Change in Accounting
  Principle and Extraordinary Item                             27,640      38,476     29,988      28,142     26,434
Cumulative Effect of a Change in Accounting
  Principle and Extraordinary Item (1)                          4,962         -          -           -         (488)
                                                           ----------  ---------- ----------  ---------- ----------
Net Income                                                 $   32,602  $   38,476 $   29,988  $   28,142 $   25,946
                                                           ==========  ========== ==========  ========== ==========
Balance Sheet Data as of December 31
Assets                                                     $2,367,243  $1,969,109 $1,744,200  $1,680,824 $1,509,437
Loans and Leases, Net                                       1,101,633     945,512    902,000     763,650    617,605
Securities Available-for-Sale                               1,098,989     855,383    683,017     724,172    643,660
Securities Held-to-Maturity                                       -         1,025      1,300      24,616     58,045
Deposits                                                    1,827,927   1,674,569  1,490,811   1,380,903  1,291,832
Stockholders' Equity                                          206,318     187,782    133,038     163,030    146,323

Per Share Data (2)
Earnings Per Share
Income Before Cumulative Effect of a Change in Accounting
  Principle/Extraordinary Item
     Basic                                                 $     2.37  $     3.33 $     2.41  $     2.00 $     1.93
     Diluted                                                     2.36        3.26       2.37        1.96       1.87
Cumulative Effect of a Change in Accounting
  Principle/Extraordinary item
     Basic                                                       0.42         -          -           -        (0.03)
     Diluted                                                     0.42         -          -           -        (0.03)
Net Income
     Basic                                                 $     2.79  $     3.33 $     2.41  $     2.00 $     1.90
     Diluted                                                     2.78        3.26       2.37        1.96       1.84
Cash Dividends Declared                                          0.48        0.39       0.33        0.30       0.24
Year End Book Value                                             17.98       16.25      11.55       11.89      10.46
Average Shares Outstanding
     Basic (In 000's)                                          11,673      11,554     12,430      14,049     13,733
     Diluted (In 000's)                                        11,748      11,813     12,672      14,345     14,134

Financial Ratios
Return on Average Assets                                         1.54%       2.01%      1.75%       1.76%      1.82%
Return on Average Stockholders' Equity                          16.05       24.80      20.48       17.59      20.03
Average Stockholders' Equity to Average Assets                   9.60        8.12       8.57       10.01       9.11
Net Interest Margin (3)(4)                                       4.32        4.81       4.46        4.46       4.54
Net Charge-Offs (Net Recoveries) to
  Average Loans and Leases                                       1.49        0.17       0.36       (0.15)      0.07
Nonperforming Assets to Year End Loans and
  Leases, Net, Plus Other Real Estate Owned, Net (5)             2.61        2.44       6.59        5.05       6.52
Allowance for Credit Losses to
  Year End Loans and Leases                                      2.09        2.00       2.14        2.46       2.63
Cash Dividend Payout (6)                                        17.16       11.73      13.45       14.97      12.75

(1) The results of the year 2001 included $4,962,000 representing the cumulative effect of a change in accounting principle, net of taxes. The results of the year 1997 included $488,000 extraordinary loss, net of taxes, representing a prepayment premium for the early extinguishment of debt.
(2) Per share data has been restated where applicable for the two for one stock split to shareholders of record on April 30, 1998, and issued and distributed on May 15, 1998.
(3) Tax-exempt interest income is not adjusted to a fully taxable equivalent basis.
(4) Computed as net interest income before provision for credit losses divided by average earning assets.
(5) Non-performing assets include loans 90 days past due still accruing, non-accrual loans, restructured loans and other real estate owned, net.
(6) Cash dividend payoff is computed based on the dividends declared divided by net income for the applicable year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies

   The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
   Accounting for the allowance for loan losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical data and management's view of the current economic environment as described in "Allowance for Loan Losses".
   Accounting for derivatives is in compliance with SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities. Implementation of SFAS No.133 has a material impact on the carrying value of derivative instruments; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management to mark to market derivatives are based on the most recent information available and other factors which are believed to be reasonable under the circumstances as described in "Non-Interest Income", "Non-Interest Expense" and "Cumulative Effect of a Change of Accounting Principle".

Results of Operations

   Consolidated net income for GBC Bancorp and subsidiaries (the "Company") for the year ended December 31, 2001 totaled $32,602,000. This compares to net earnings of $38,476,000 in 2000 and $29,988,000 in 1999. Diluted earnings per share were $2.78 for 2001 compared to $3.26 for 2000, and $2.37 for 1999. The $5,874,000 decline in net income from 2000 to 2001 was primarily the result of an increase of $18,900,000 in the provision for credit losses and a $6,109,000 reduction of non-interest income partially offset by a $4,579,000 reduction of non-interest expense.
   Consolidated net income for the year ended December 31, 2000 totaled $38,476,000 compared to net income of $29,988,000 in 1999. The $8,488,000, or
28.3%, increase in net income from 1999 to 2000 was primarily due to the increase of net interest income and non-interest income and the decrease in the provision for credit losses, partially offset by higher non-interest expense.


Net Interest Income

   Net interest income in 2001 totaled $88,926,000 compared to net interest income of $88,442,000 in 2000. The $484,000, or 0.6%, increase is the result of an increase of average earning assets offset by a decline of the net interest margin primarily due to declining short term interest rates. For the years ended December 31, 2001 and 2000 the balance of average interest earning assets was $2,058.1 million and $1,840.5 million, respectively. For the years ended December 31, 2001 and 2000, the net interest margin was 4.32% and 4.81% respectively. Excluding the net interest recoveries discussed below, the net interest margin for the years ended December 31, 2001 and 2000 would have been 4.29% and 4.54%, respectively.
   Total interest income for the year ended December 31, 2001 was $155,478,000, compared to $163,121,000 for the year ago period. The $7,643,000, or 4.7%, decrease was due primarily to a 131 basis point decline of the yield on earning assets, partially offset by a $217.5 million increase of the balance of average interest earning assets. The reduced yield was in large measure a reflection of the reductions of the Company's prime rate of interest during the course of the year ended December 31, 2001. As of December 31, 2001 the Company's prime rate of interest was 4.75% compared to 9.50% as of December 31, 2000. The 475 basis point decline was the result of eleven prime rate decreases during 2001. For the years ended December 31, 2001 and 2000 the daily average prime rate for the Bank was 6.91% and 9.24%, respectively, a decline of 233 basis points. Another factor contributing to the yield decline was the reduction in net interest recoveries. For the years ended December 31, 2001 and 2000 net interest recoveries were $548,000 and $4,919,000, respectively. Excluding these net interest recoveries, the yield on earning assets would have been 7.53% and 8.60% for the years ended December 31, 2001 and 2000, representing a decline of 107 basis points. As would be expected, all categories of interest earning assets reflected yield declines as shown in the following table:

                                                      Yield Decline
                                                       in the year
            Category of Interest Earning Assets           2001
            -------------------------------------------------------
            Loans and Leases                              2.33%
            Securities                                    0.13%
            Federal Funds Sold & Securities Purchased
             under Agreements to Resell                   2.60%

   Excluding the effect of the net interest recoveries as discussed above, the decline of the yield on loans and leases would have been 185 basis points compared to the 233 basis points as per the above table. As of December 31, 2001, approximately 75% of the loan portfolio has yields based upon the prime rate. Partially offsetting the impact on interest income of the reduced yield on earning assets was the growth of the average balance of interest earning assets. For the years ended December 31, 2001 and 2000, average earning assets were $2,058.1 million and $1,840.5 million, respectively, representing an increase of $217.5 million, or 11.8%. The growth was primarily in average loans and leases which increased $129.8 million, or 13.9%. Loans and leases represent the Company's highest yielding asset. The Company's lowest yielding asset, federal funds sold and securities purchased under agreements to resell, reflected a decline of $52.8 million, to $75.4 million from $128.2 million in average balance.
   Total interest expense for the year ended December 31, 2001, was $66,552,000 compared to $74,679,000 for the year ago period. The $8,127,000, or 10.9%, decline is the result of an 89 basis point decrease in the cost of funds. The rate decrease is primarily due to money market conditions as described above. For the years ended December 31, 2001 and 2000, the cost of funds was 3.99% and 4.88%, respectively. The rates paid on time deposits declined to 4.58% for the year 2001 from 5.45% for the year 2000. All other categories of deposits reflected reductions of the rates paid thereon and is a direct reflection of the decline in interest rates as discussed above. Rates paid on borrowings from the Federal Home Loan Bank also reflected a decline from 4.96% to 4.79%.
   The impact on interest expense of the reduced cost of funds was partially offset by the increase of the average balance of interest bearing deposits. For the years ended December 31, 2001 and 2000, the average balance of interest bearing liabilities was $1,668.6 million and $1,529.9 million, representing an increase of $138.7 million, or 9.1%. Included in this increase was a $68.0 million increase of borrowings from the Federal Home Loan Bank.
   The net interest spread, defined as the difference between the yield on earning assets and the cost of funds, declined to 3.56% in 2001, from 3.98% in 2000.
   Net interest income in 2000 increased to $88,442,000 from $73,978,000 in 1999, representing a $14,464,000, or 19.6%, increase. The growth of net interest was due to both an increase in the balance of average interest earning assets and an increase of the net interest spread. For the years ended December 31, 2000 and 1999, average interest earning assets were $1,840.5 million and $1,659.4 million, respectively, representing an increase of $181.1 million, or 10.9%. For the years ended December 31, 2000 and 1999, the net interest margin was 4.81% and 4.46%, respectively, representing an increase of 35 basis points.

   The following table represents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability category:

                                                 December 31, 2001            December 31, 2000
                                            ---------------------------  ---------------------------
                                                                 Average                      Average
                                              Average            Yield/    Average            Yield/
                                            Balance (4) Interest  Rate%  Balance (4) Interest  Rate%
------------------------------------------------------------------------------------------------------
(In Thousands)

Interest Earning Assets:
  Loans and Leases (1)(2)                   $1,064,774  $ 90,719  8.52%  $  934,973  $101,434  10.85%
  Taxable Securities (excludes warrants)       917,921    61,790  6.73      777,336    53,303   6.86
  Federal Funds Sold and Securities
   Purchased Under Agreement to Resell          75,366     2,969  3.94      128,221     8,384   6.54
                                            ---------------------------------------------------------
    Total Interest-Earning Assets            2,058,061   155,478  7.55    1,840,530   163,121   8.86
                                            ---------------------------------------------------------
Non-Interest Earning Assets:
  Cash and Due from Banks                       34,841                       39,033
  Warrants                                       1,422                        4,270
  Trading Account Securities                       638                          777
  Premises and Equipment, Net                    5,800                        5,533
  Other Assets (3)                              42,878                       45,478
                                            ----------                   ----------
    Total Non-Interest Earning Assets           85,579                       95,091
                                            ----------                   ----------
Less: Allowance for Credit Losses              (22,527)                     (20,677)
    Deferred Loan Fees                          (5,210)                      (3,981)
                                            ----------                   ----------
    Total Assets                            $2,115,903                   $1,910,963
                                            ----------                   ----------
Interest Bearing Liabilities:
  Deposits:
   Interest Bearing Demand                  $   57,850  $    288  0.50   $   58,928  $    630   1.07
   Money Market                                309,561     7,066  2.28      336,434    13,331   3.96
   Savings                                      70,898       932  1.31       74,324     1,827   2.46
   Time Deposits                             1,076,578    49,306  4.58      974,346    53,075   5.45
   Federal Funds Purchased and Securities
    Sold Under Repurchase Agreement                648        27  4.17          932        62   6.63
   Other Borrowed Funds                        113,822     5,452  4.79       45,833     2,273   4.96
   Subordinated Debt                            39,199     3,481  8.88       39,068     3,481   8.91
                                            ---------------------------------------------------------
    Total Interest Bearing Liabilities       1,668,556    66,552  3.99    1,529,865    74,679   4.88
                                            ---------------------------------------------------------
Non-Interest Bearing Liabilities:
  Demand Deposits                              195,929                      190,863
  Forward Sales--Equity Securities                  --                          195
  Other Liabilities                             48,297                       34,887
                                            ----------                   ----------
  Total Non-Interest Bearing Liabilities       244,226                      225,945
                                            ----------                   ----------
    Total Liabilities                        1,912,782                    1,755,810
   Stockholders' Equity                        203,121                      155,153
                                            ----------                   ----------
    Total Liabilities and Stockholders'
     Equity                                 $2,115,903                   $1,910,963
                                            ----------                   ----------
Net Interest Income/Spread                              $ 88,926  3.56%              $ 88,442   3.98%
                                                        --------                     --------
Net Interest Margin                                               4.32%                         4.81%

                                                 December 31, 1999
                                            ---------------------------
                                                                 Average
                                              Average            Yield/
                                            Balance (4) Interest  Rate%
------------------------------------------------------------------------
(In Thousands)

Interest Earning Assets:
  Loans and Leases (1)(2)                   $  863,856  $ 81,331  9.41%
  Taxable Securities (excludes warrants)       733,179    45,675  6.23
  Federal Funds Sold and Securities
   Purchased Under Agreement to Resell          62,409     3,255  5.22

    Total Interest-Earning Assets            1,659,444   130,261  7.85

Non-Interest Earning Assets:
  Cash and Due from Banks                       33,197
  Warrants                                          --
  Trading Account Securities                        35
  Premises and Equipment, Net                    5,528
  Other Assets (3)                              35,815
                                            ----------
    Total Non-Interest Earning Assets           74,575
                                            ----------
Less: Allowance for Credit Losses              (19,903)
    Deferred Loan Fees                          (5,068)
                                            ----------
    Total Assets                            $1,709,048
                                            ----------
Interest Bearing Liabilities:
  Deposits:
   Interest Bearing Demand                  $   57,885  $    533  0.92
   Money Market                                241,703     7,125  2.95
   Savings                                      82,356     1,809  2.20
   Time Deposits                               895,875    40,910  4.57
   Federal Funds Purchased and Securities
    Sold Under Repurchase Agreement              1,316        70  5.31
   Other Borrowed Funds                         48,123     2,355  4.89
   Subordinated Debt                            38,937     3,481  8.94

    Total Interest Bearing Liabilities       1,366,195    56,283  4.12

Non-Interest Bearing Liabilities:
  Demand Deposits                              164,620
  Forward Sales--Equity Securities                   2
  Other Liabilities                             31,803
                                            ----------
  Total Non-Interest Bearing Liabilities       196,425
                                            ----------
    Total Liabilities                        1,562,620
   Stockholders' Equity                        146,428
                                            ----------
    Total Liabilities and Stockholders'
     Equity                                 $1,709,048
                                            ----------
Net Interest Income/Spread                              $ 73,978  3.73%
                                                        --------
Net Interest Margin                                               4.46%

(1) For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2) Loan interest includes loan fees for the years ended December 31, 2001, 2000 and 1999 of $7,057,000, $6,213,000, $6,964,000, respectively.
(3) Other assets includes average other real estate owned, net, for the years ended December 31, 2001, 2000 and 1999 of $698,000, $4,417,000 and
    $7,909,000, respectively.
(4) Average balances are computed based on the average of the daily ending balances.

                                                              Year Ended December 31,
                                            ----------------------------------------------------------
                                                    2001 Compared                  2000 Compared
                                            with 2000 Increase (Decrease)  with 1999 Increase (Decrease)
                                                 Due to Changes in:             Due to Changes in:
                                            ----------------------------   ----------------------------
                                             Volume      Rate      Net      Volume       Rate     Net
--------------------------------------------------------------------------------------------------------
(In Thousands)
Interest Earned on (1):
  Loans and Leases                          $12,895     (23,610) $(10,715) $ 7,053     $13,050  $20,103
  Taxable Securities                          9,480        (993)    8,487    2,855       4,774    7,629
  Federal Funds Sold and Securities
    Purchased Under Agreement to Resell      (2,757)     (2,658)   (5,415)   4,134         994    5,128
                                            ----------------------------------------------------------
    Total Interest-Earning Assets            19,618     (27,261)   (7,643)  14,042      18,818   32,860

Interest Paid On (1):
  Deposits:
    Interest-Bearing Demand                     (11)       (330)     (342)      10          87       97
    Money Market                               (993)     (5,272)   (6,265)   3,305       2,901    6,206
    Savings                                     (81)       (814)     (895)    (186)        204       18
    Time                                      5,217      (8,988)   (3,769)   3,799       8,366   12,165
  Federal Funds Purchased and Securities
  Sold Under Repurchase Agreement               (16)        (19)      (35)     (23)         15       (8)
  Other Borrowed Funds                        3,260         (80)    3,179     (112)         30      (82)
                                            ----------------------------------------------------------
  Subordinated Debt                              --          --        --       --          --       --
                                            ----------------------------------------------------------
     Total Interest-Bearing Liabilities       7,376     (15,503)   (8,127)   6,793      11,603   18,396
                                            ----------------------------------------------------------
Change in Net Interest Income               $12,242    $(11,758) $    484  $ 7,249     $ 7,215  $14,464
                                            ----------------------------------------------------------

(1) Changes in interest income and interest expense attributable to changes in rate/volume have been allocated proportionately to the changes due to volume and the changes due to rate.

Provision for Credit Losses

   The amount of the provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay. As the loan portfolio is composed of business loans, the volatility of the provision for credit losses can significantly affect net income, particularly in times of economic weakness.
   For the year 2001, the provision for credit losses was $20,100,000 compared to $1,200,000 for 2000, representing an increase of $18,900,000. Most of the charge-offs in 2001 were commercial loans. (See Allowance for Credit Losses, following.) Net charge-offs for the year 2001 were $15.9 million as compared to $1.6 million for the year 2000. Non-accrual loans as of December 31, 2001 and 2000 were $24.9 million and $14.8 million, respectively, an increase of $10.1 million, or 68.2%. A $5.1 million standby letter of credit associated with a participated commercial loan was drawn on in the first quarter, 2002, resulting in an increase in non-accrual loans. The provision for credit losses recorded in the 4th quarter, 2001, took into account the then anticipated risk associated with this letter of credit.
   The allowance for credit losses was $23.7 million at December 31, 2001, as compared to $19.4 million at December 31, 2000. The allowance was 2.09% of loans and leases as of December 31, 2001 and 2.00% as of December 31, 2000. The increased allowance and its percentage of loans and leases is deemed appropriate given the loan portfolio as evaluated by management as of December 31, 2001. (See also Allowance for Credit Losses, following.)
   For 2000 the provision for credit losses was $1,200,000 compared to $3,500,000 for 1999, representing a reduction of

$2,300,000. The decline of the provision for credit losses was reflective of the decrease of non-accrual loans and net charge-offs comparing 2000 to 1999. As of December 31, 2000, non-accrual loans totaled $14.8 million compared to $44.5 million at December 31, 1999. For the years ended December 31, 2000 and 1999, net charge-offs were $1.6 million and $3.1 million, respectively.

Non-Interest Income

   Non-interest income consists primarily of service charges on deposit accounts, fees and commissions resulting from General Bank's (the "Bank") international activities, fees from servicing Small Business Administration ("SBA") loans, trading account revenue, income / (expense) from other investments and gains on sales of securities available-for-sale.
   Non-interest income in 2001 totaled $15,646,000, representing a decline of $6,109,000, or 28.1%, compared to $21,755,000 of non-interest income in 2000.
The decline was primarily attributable to reduced trading revenues and the net losses recorded from other investments during 2001, partially offset by the gains on sale of securities available-for-sale.
   Service charges and commissions declined $362,000, or 4.4% from 2000 to 2001. The decline is primarily due to a reduction of international fees and commissions.
   Trading account revenue is income earned on securities classified as trading account securities. The Company's subsidiary, GBC Venture Capital, ("VC") receives equity securities which it holds as trading securities primarily from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The recognition of fair value and ultimate disposition of these trading securities results in trading account revenue. Trading account revenue declined to $1,958,000 in 2001 from $13,013,000 in 2000.
   For the year ended December 31, 2001, income / (loss) from other investments included the recognition of a $1,800,000 impairment expense associated with the write-down of aircraft owned by Aircraft Finance Trust ("AFT"), causing a loss of $1,400,000 from the AFT investment compared to $363,000 of income in 2000. The Company has a 10% equity interest in AFT, purchased on September 30, 1999.
   Income / (loss) from other investments in 2001 also included the recording of $1,396,000 loss associated with venture capital fund partnerships in which VC invests as compared to a $218,000 loss in 2000. The investment in AFT and the partnership interests in venture capital funds are accounted for by the equity method.
   Offsetting the impact of the partnership losses and the reduction of trading revenue was the gain on sale of securities available-for-sale, net, totaling $6,713,000 in 2001, from the sale of securities with a net carrying value of $109.5 million. In 2000, there were losses on sale of securities available-for-sale, net, which amount is reported as part of non-interest expense in the following section.

   The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology banking relationships. Most of these warrants contain cashless exercise provisions thereby qualifying them as derivatives under Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was implemented on January, 2001. (See also discussion in Non-Interest Expense, following.) As of December 31, 2001 the Company held warrants from 49 separate companies. The warrants from 44 companies were derivatives under SFAS No.133 with a fair value of $1.8 million as of December 31, 2001. The warrants from 5 companies are carried at a cost of nominal amounts. The warrants are included as part of other assets on the Company's consolidated balance sheets.
   Non-interest income in 2000 totaled $21,755,000, representing an increase of $11,211,000, or 106%, over $10,544,000 of non-interest income in 1999. The increase was primarily attributable to trading account revenue. For the years ended December 31, 2000 and 1999, trading account revenue was $13,013,000 and $1,525,000, respectively.

Non-Interest Expense

   Non-interest expense decreased $4,579,000, or 9.77%, to $42,282,000 in 2001, from $46,861,000 in 2000. The reduction was primarily due to the loss on sale of securities available-for-sale, net, of $10,341,000 recorded in 2000. As noted above, during 2001 there was a net gain on sale of securities available-for-sale, net, which amount is classified as non-interest income, as discussed above.
   Partially offsetting the absence of a loss on sale of securities available-for-sale, net, in 2001 was the reduction of fair value of derivatives in the amount of $6,762,000 during 2001. This amount represents the decline of the fair value of derivatives as measured at December 31, 2001 compared to January 1, 2001. SFAS No. 133 was implemented on January 1, 2001, resulting in the pre-tax recognition of $8,561,000 reflecting the fair value of warrants containing a cashless exercise provision. (See also "Cumulative Effect of a Change in Accounting Principle," following.)
   Excluding the loss on sale of securities in 2000 of $10,341,000 and the reduction of fair value of derivatives in 2001 of $6,762,000, non-interest expense was $35,520,000 and $36,520,000 for the year ended December 31, 2001 and 2000, respectively. The decline was due primarily to lower salaries and employee benefits which declined $1,896,000, mainly the result of a lower incentive compensation expense. Incentive compensation is a function of pre-tax earnings.
   For the years ended December 31, 2001 and 2000, the Company's efficiency ratio was 36.0% and 37.6%. The ratio is computed as non-interest expense divided by the sum of net interest income plus non-interest income. The gains / losses on sales of securities available-for-sale, net, trading revenue and income / (loss) from other investments and the reduction of fair value of derivatives are all excluded from the computation.

   Non-interest expense increased $14,159,000, or 43.3%, from $32,702,000 in 1999 to $46,861,000 in 2000 due principally to a $9,590,000 increase of losses on the sale of securities available-for-sale, net. Excluding the losses on sale of securities, non-interest expense was up $4,569,000, or 14.3%, from 1999. This increase was primarily due to an increase of $2,729,000 of salaries and employee benefits and an increase of other non-interest expense primarily due to the accrual of a $2,400,000 litigation expense which was paid in 2001.

Provision for Income Taxes

   For 2001, the Company's provision for income taxes was $14,550,000, a reduction of $9,110,000, or 38.5%, from $23,660,000 recorded in 2000. The effective tax rate in 2001 was 34.5% as compared to 38.1% in 2000. The decrease of the effective tax rate in 2001 is largely the result of the reduction of income taxes from GB Capital Trust, a real estate investment trust ("REIT") which began operations in September of 2001. The REIT is a wholly-owned subsidiary of General Bank. The low income housing ("LIH") tax credit was $1,176,000 and $1,852,000 in 2001 and 2000, thereby partially offsetting the 2001 tax benefits from the REIT.
   For 2000, the Company's provision for income taxes was $23,660,000, an increase of $5,328,000, or 29.1%, from $18,332,000 recorded in 1999. The effective tax rate in 2000 was 38.1% as compared to 37.9% in 1999. The increased effective tax rate was due primarily to the reduced level of low income housing tax credits as a percentage of pre-tax income. The LIH tax credit was $1,852,000 in 2000 compared to $1,980,000 in 1999.

Cumulative Effect of a Change of Accounting Principle

   On January 1, 2001, the Company adopted SFAS No.133. On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's consolidated statements of income.

Financial Condition

   The Company's assets totaled $2,367.2 million as of December 31, 2001, representing an increase of $398.1 million, or 20.2%, over the $1,969.1 million total assets as of December 31, 2000. The asset growth was $163.9 million of loans and leases and $243.6 million of securities available-for-sale. The growth of assets was primarily funded by an increase of total deposits of $153.4 million and an increase of borrowings from the Federal Home Loan Bank totaling $227.4 million. Total stockholders' equity increased $18.5 million.
The growth of stockholders' equity was impacted by the repurchase of company stock totaling $17.1 million. (See also Capital Resources in section following.)

Loans and Leases

   The growth of loans and leases to $1,132.9 million as of December 31, 2001, from $969.0 million as of December 31, 2000, represents a 16.9% increase. The largest growth component of the loan portfolio was real estate construction which increased $68.2 million, or 40.9%. Real estate conventional loans increased $54.7 million, or 17.7%. Commercial loans increased $46.2 million, or 10.3%. As of December 31, 2001, commercial loans include $75 million and $65 million of credits to the apparel / textile industry and the electronic goods industry, respectively. Commercial loans also include $38 million of credits to early stage high technology companies.
   The following table sets forth the gross amount of loans and leases outstanding in each category as of the dates indicated:

                                               December 31,
                              ----------------------------------------------
                                 2001      2000     1999     1998     1997
    ------------------------------------------------------------------------
    (In Thousands)
    Commercial                $  495,681 $449,484 $398,379 $309,198 $233,309
    Real Estate--Construction    234,860  166,656  195,133  177,737   90,560
    Real Estate--Conventional    364,567  309,834  295,614  263,869  276,350
    Installment                      101        2       11       37       54
    Other Loans                   20,345   25,969   20,238   22,302   23,993
    Leveraged Leases              17,335   17,078   16,582   15,802   14,563
                              ----------------------------------------------
      Total                   $1,132,889 $969,023 $925,957 $788,945 $638,829
                              ----------------------------------------------

   Trade financing loans, which are included in commercial loans, are made by the Bank's Corporate Lending and International Division which, in addition to granting loans to finance the import and export of goods between the United States and countries in the Pacific Rim, also provides letters of credit and other related services. Trade financing loans decreased $23.5 million or 6.6%, from $353.4 million as of December 31, 2000 to $329.9 million, as of December 31, 2001. The Bank does not make loans to foreign banks, foreign governments or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis. All loan transactions are U.S. dollar denominated.
   Commercial loans also include $35.8 million of Small Business Administration loans of which $24.4 million are government sponsor-guaranteed. As of December 31, 2001, commercial loans represented 43.8% of the total loan portfolio compared to 46.4%, as of December 31, 2000.
   Real estate construction loans are real estate loans secured by first trust deeds. As of December 31, 2001, construction loans totaled $234.9 million, or 20.7% of the total loan portfolio as compared to $166.7 million, or 17.2%, as of December 31, 2000.
   Conventional real estate loans are loans, other than construction loans, secured by first trust deeds or junior real estate liens. As of December 31, 2001, conventional real estate loans totaled $364.6 million, or 32.2%, of the total loan portfolio.
   The Company's lending policy limits the loan to value ratio on conventional real estate and construction loans to a maximum of 75% of the appraised value. Loans in excess of such amount are granted only on an exception basis.
   The following table sets forth the breakdown by type of collateral for construction and conventional real estate loans as of December 31, 2001 and 2000:

                                              2001                                            2000
-------------------------------------------------------------------------------------------------------------------------
                                                 Conventional                                    Conventional
                         Construction            Real Estate             Construction            Real Estate
Project Type                Loans     Percentage    Loans     Percentage    Loans     Percentage    Loans     Percentage
------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Residential:
  Single-Family            $104,427       45%      $ 13,422        4%      $ 79,280       48%      $ 18,584        6%
  Townhouse                   6,589        3            506       --          6,161        4            519       --
  Condominums                91,998       39          3,483        1         59,838       36          4,371        1
  Multi-Family               17,026        7         25,162        7         12,107        7         30,754       10
  Land Development            4,952        2            272       --             --       --             --       --
                         ----------------------------------------------------------------------------------------------
    Total Residential      $224,992       96%      $ 42,845       12%      $157,386       95%      $ 54,228       18%
                         ----------------------------------------------------------------------------------------------
Non-Residential:
  Warehouse                $     --       --       $ 46,824       13%      $     --       --%      $ 50,584       16%
  Retail Facilities             481       --         84,532       23             --       --         57,806       19
  Industrial Use                 --       --         30,389        8          3,864        2         32,240       10
  Office                      2,452        1         43,555       12          1,510        1         24,634        8
  Hotel and Motel             5,486        2         56,239       15             --       --         56,098       18
  Other                       1,449        1         60,183       17          3,896        2         34,244       11
                         ----------------------------------------------------------------------------------------------
    Total Non-
     Residential           $  9,868        4%      $321,722       88%      $  9,270        5%      $255,606       82%
                         ----------------------------------------------------------------------------------------------
    Total                  $234,860      100%      $364,567      100%      $166,656      100%      $309,834      100%
                         ----------------------------------------------------------------------------------------------

   Substantially all of the collateral securing construction and conventional real estate loans is located in California. However, the Bank does financing out-of-state as well. As of December 31, 2001, the Bank has a full service branch in the state of Washington and continues to maintain a loan production office in the city of New York.
   Other loans are primarily comprised of loans secured by the Bank's time deposits. Other loans totaled $20.3 million and $26.0 million, as of December 31, 2001 and 2000, respectively.
   Leveraged leases are comprised primarily of two aircraft leveraged leases. In December 1997, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.0 million and a remaining estimated economic life of 28 years. The lease term ends in March, 2016, however, the lessee has an early buy out option in the year 2011. The Company's original equity investment was $6.3 million. As of December 31, 2001 the book value was $8.8 million. As of December 31, 2001, the aircraft is subject to $15.5 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the full-term lease is estimated to be $5.5 million, as of December 31, 2001, unchanged from prior years. The residual value is supported by an independent appraisal done in December, 2001.
   In December 1996, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.2 million and a remaining estimated economic life of 30 years. The lease term is through the year 2012. The Company's original equity investment was 5.2 million. As of December 31, 2001, the book value was $8.1 million. As of December 31, 2001, the aircraft is subject to $12.9 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $7.6 million, as of December 31, 2001, unchanged from prior years. The residual value is supported by an independent appraisal done in December, 2001.
   The value of the leveraged leases may be affected in the future by the profitability of the airline industry and of the two airlines, in particular. Were either of the two airlines to default on the above-described leveraged leases, the Company's investments would be substantially at risk due to the debt outstanding and the current depressed market values of such aircraft.
   For federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.
   In addition to the two aircraft leveraged leases, the Company has two other equipment leveraged leases included in loans and leases totaling $0.3 million, as of December 31, 2001.
   In the ordinary course of business, the Bank has granted loans to certain directors and companies with which they are associated. In the opinion of management, these loans were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. Please refer to note 5 of notes to consolidated financial statements.
   The following table shows the maturity schedule of the Company's loans and leases outstanding as of December 31, 2001, which is based on the remaining scheduled repayments of principal. Non-accrual loans of $24.9 million are included in the "within one year" category:

                                        After
                                       One but   More
                               Within  Within    than
                                One     Five     Five
                                Year    Years    Years     Total
             ------------------------------------------------------
             (In Thousands)
             Commercial       $362,697 $ 85,858 $ 47,126 $  495,681
             Real Estate--
              Construction     160,838   74,022       --    234,860
             Real Estate--
              Conventional      44,103  181,240  139,224    364,567
             Installment            --      101       --        101
             Other Loans        20,056      289       --     20,345
             Leveraged Leases      287       --   17,048     17,335
                              -------------------------------------
               Total          $587,981 $341,510 $203,398 $1,132,889
                              -------------------------------------

   As of December 31, 2001, excluding non-accrual loans, loans and leases scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

                                      After One   More
                              Within     but      than
                               One      Within    Five
                               Year   Five Years  Years     Total
            --------------------------------------------------------
            (In Thousands)
            Total Fixed Rate $ 41,305  $131,641  $135,604 $  308,550
            Total Variable
             Rate             799,399        --        --    799,399
                             ---------------------------------------
              Total          $840,704  $131,641  $135,604 $1,107,949
                             ---------------------------------------

   As of December 31, 2001, there were no loans held for sale and no loans held for sale were originated during 2001. As of December 31, 2001, the Bank continues to service mortgages under an FNMA contract amounting to $1.3 million.

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

   The following table provides information with respect to the Company's past due loans, non-accrual loans, other real estate owned and restructured loans, as of the dates indicated:

                                                                                           December 31,
                                                                            2001     2000     1999     1998     1997
-----------------------------------------------------------------------------------------------------------------------
(In Thousands)
Loans 90 Days or More Past Due and Still Accruing                          $ 1,730  $ 2,217  $    --  $   780  $ 2,778
Non-accrual Loans                                                           24,940   14,823   44,521   20,790    9,834
                                                                           -------  -------  -------  -------  -------
  Total Past Due Loans                                                      26,670   17,040   44,521   21,570   12,612
Restructured Loans                                                           1,706    4,978    7,249   10,440   20,323

                                                                           -------  -------  -------  -------  -------
  Total Non-performing Loans                                                28,376   22,018   51,770   32,010   32,935
Other Real Estate Owned, net                                                   383    1,035    8,170    6,885    7,871

                                                                           -------  -------  -------  -------  -------
  Total Non-performing Assets                                              $28,759  $23,053  $59,940  $38,895  $40,806

                                                                           -------  -------  -------  -------  -------
Non-performing Assets to Period End Loans and Leases, net, Plus Other Real
 Estate Owned, net                                                            2.61%    2.44%    6.59%    5.05%    6.52%

                                                                           -------  -------  -------  -------  -------
Non-performing Assets to Period End Total Assets                              1.21%    1.17%    3.44%    2.31%    2.70%

                                                                           -------  -------  -------  -------  -------

   Total non-performing assets increased to $28.8 million, as of December 31, 2001, from $23.1 million as of December 31, 2000, representing a $5.7 million, or 24.8%, increase. The increase is due to the increase of non-accrual loans, up $10.1 million from December 31, 2000. All other categories of non-performing assets decreased.

 Past-due loans of 90 days or more and still accruing

   The total of past due loans of 90 days or more and still accruing totaling $1.7 million as of December 31, 2001, is comprised of 3 borrowers. The Bank does not anticipate any loss on these credits.

 Non-accrual loans

   The following table details the $10.1 million increase of non-accrual loans during the year:

               -------------------------------------------------
               (In Thousands)
               Balance at December 31, 2000            $ 14,823
               Add: Loans Placed on Non-accrual Status   44,854
               Less: Charge-offs                        (14,477)
                 Returned to Accrual Status              (7,248)
                 Repayments                             (12,989)
                 Transferred to OREO                        (23)
                                                       --------
                   Balance at December 31, 2001        $ 24,940
                                                       --------

   The following table breaks out the Company's non-accrual loans by loan category as of December 31, 2001 and 2000:

                                              2001    2000
                    ----------------------------------------
                    (In Thousands)
                    Commercial               $15,093 $14,823
                    Real Estate-Construction   9,738      --
                    Real Estate-Conventional     109      --
                                             ------- -------
                      Total                  $24,940 $14,823
                                             ------- -------

   The commercial loan non-accruals of $15.1 million includes $6.5 million and $1.9 million from the apparel / textile industry and the computer / electronic goods industry, respectively. Also, included in the $15.1 million is $0.3 million from early stage high technology companies.
   The effect of non-accrual loans outstanding as of year-end on interest income for the years 2001, 2000 and 1999 is presented below:

                                         2001     2000     1999
               --------------------------------------------------
               (In Thousands)
               Contractual Interest Due $ 3,329  $ 2,043  $4,546
               Interest Recognized       (2,085)  (1,606)   (972)
                                        -------  -------  ------
                 Net Interest Foregone  $ 1,244  $   437  $3,574
                                        -------  -------  ------

   Contractual interest due is based on original loan amounts. Any partial charge-offs are not considered in the determination of contractual interest due.

 Restructured loans

   The balance of restructured loans as of December 31, 2001, was $1.7 million compared to $5.0 million as of December 31, 2000, representing a $3.3 million, or 65.7%, decrease. The decline was primarily the result of the pay-off of $2.3 million comprising four restructured loans during the year, and the continuing monthly payments pursuant to the restructured terms of the remaining loans. There were no loan restructurings during the year ended December 31, 2001. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, is modified due to deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of December 31, 2001, restructured loans consisted of two credits, down from six, as of December 31, 2000. The weighted average yield of the restructured loans as of December 31, 2001, was 10.01%.
   As of December 31, 2001, there are no commitments to lend additional funds to borrowers associated with restructured loans.
   The effect of restructured loans outstanding as of year-end on interest income for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                          2001   2000   1999
                 ---------------------------------------------
                 (In Thousands)
                 Contractual Interest Due $ 218  $ 968  $ 993
                 Interest Recognized       (199)  (684)  (764)
                                          -----  -----  -----
                   Net Interest Foregone  $  19  $ 284  $ 229
                                          -----  -----  -----

 Other real estate owned

   As of December 31, 2001, other real estate owned, net of valuation allowance of $0.4 million, totaled $0.4 million, representing a decrease of $0.6 million, from the balance of $1.0 million, net of valuation allowance of $0.9 million, as of December 31, 2000. As of December 31, 2001, OREO consisted of one property in Los Angeles.
   The following is an analysis of the change in OREO (before valuation allowance) for the years as indicated:

                                                     Year ended
                                                    December 31,
                                                  ----------------
                                                   2001     2000
             ------------------------------------------------------
             (In Thousands)
             Beginning Balance                    $ 1,926  $11,185
             Additions                                 18      673
             Dispositions                          (1,141)  (9,932)
                                                  ----------------
               Ending Balance, December 31, 2001  $   803  $ 1,926
                                                  ----------------

   The net gain realized on sales of OREO for 2001 was $475,000 compared to $1,841,000 for 2000.
   The following table sets forth OREO by type of property as of the dates indicated:

                                                  December 31,
                                                 -------------
                                                 2001    2000
                -----------------------------------------------
                (In Thousands)
                Property Type
                Land                             $  --  $  471
                Retail Facilities                  803     803
                Industrial Facilities / Building    --     652
                Less: Valuation Allowance         (420)   (891)
                                                 -------------
                  Total OREO, Net                $ 383  $1,035
                                                 -------------

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

                                         As of and for the Year Ended
                                                 December 31,
                                         ---------------------------
                                           2001       2000    1999
            ---------------------------------------------------------
            (In Thousands)
            Recorded Investment with
             Related Allowance           $28,734    $ 9,598  $42,881
            Recorded Investment with no
             Related Allowance               273      3,778    4,003
                                         ---------------------------
              Total Recorded Investment  $29,007    $13,376  $46,884
            Allowance on Impaired Loans   (5,224)    (2,626)  (5,806)
                                         ---------------------------
            Net Recorded Investment in
             Impaired Loans              $23,783    $10,750  $41,078
                                         ---------------------------
            Average Total Recorded
             Investment in Impaired
             Loans                       $23,516    $20,431  $46,479
            Interest Income Recognized   $   239    $ 1,221  $   538

   Of the amount of interest income recognized in 2001, 2000 and 1999, no interest was recognized under the cash basis method.
   Management cannot predict the extent to which the current economic environment, including the real estate market, may improve or worsen, or the full impact such environment may have on the Bank's loan portfolio. Furthermore, as the Bank's primary regulators review the loan portfolio as part of their routine, periodic examinations of the

Bank, their assessment of specific credits may affect the level of the Bank's non-performing loans. Accordingly, there can be no assurance that other loans will not be placed on non-accrual, become 90 days or more past due, have terms modified in the future, or become OREO.

Allowance for Credit Losses

   As of December 31, 2001, the balance of the allowance for credit losses was $23.7 million, representing 2.09% of outstanding loans and leases. This compares to an allowance for credit losses of $19.4 million as of December 31, 2000, representing 2.00% of outstanding loans and leases.
   The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of December 31, 2001 and 2000. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.
   The formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk rating of such loans, pools of loans, leases or commitments. Changes in risk rating of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:
   . Problem graded loan loss factors represent percentages which have proven accurate over time. Such factors are checked against and supported by migration analysis which tracks loss experience over a five-year period.
   . Pass graded loan loss factors are based on the approximate average annual net charge-off rate over an eight-year period.
   . Pooled loan loss factors (not individually graded loans) are based on probable net charge-offs. Pooled loans are loans and leases that are homogeneous in nature, such as residential mortgage loans and small business loans.
   The ratio of the allowance for credit losses to non-performing and to restructured loans declined to 83.4% as of December 31, 2001 from 88.2% as of December 31, 2000. As a percentage of non-accrual loans, the allowance declined to 94.9% as of December 31, 2001 compared to 131.1% as of December 31, 2000.

   A detailed analysis of the Company's allowance for credit losses, the recoveries on loans previously charged off, and the amount of loans and leases charged off is summarized in the following table:

                                                                      2001     2000     1999     1998     1997
-----------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance at Beginning of Year                                         $19,426  $19,808  $19,381  $16,776  $16,209
Charge-offs:
  Commercial                                                          14,943    4,192    6,330    1,949    3,848
  Real Estate                                                          2,384      198        7      338      803
  Installment & other                                                     --       --       --       --       47
                                                                     -------------------------------------------
    Total Charge-offs                                                 17,327    4,390    6,337    2,287    4,698
                                                                     -------------------------------------------
Recoveries:
  Commercial                                                             601    1,680      417      901      491
  Real Estate                                                            852    1,128    2,847    2,491    3,723
  Installment & Other                                                      4       --       --       --       51
                                                                     -------------------------------------------
    Total Recoveries                                                   1,457    2,808    3,264    3,392    4,265
                                                                     -------------------------------------------
Net Charge-offs (Recoveries)                                          15,870    1,582    3,073   (1,105)     433
Provision Charged to Operating Expenses                               20,100    1,200    3,500    1,500    1,000
                                                                     -------------------------------------------
Balance at End of Year                                               $23,656  $19,426  $19,808  $19,381  $16,776
                                                                     -------------------------------------------
Ratio of Net Charge-offs to Average Loans and Leases Outstanding        1.49%    0.17%    0.36%     N/A     0.07%
                                                                     -------------------------------------------
Allowance for Credit Losses to Year-End Loans and Leases                2.09%    2.00%    2.14%    2.46%    2.63%
                                                                     -------------------------------------------
Allowance for Credit Losses to Non-accrual Loans                       94.85%  131.05%   44.49%   93.22%  170.59%
                                                                     -------------------------------------------
Allowance for Credit Losses to Non-performing and Restructured Loans   83.37%   88.23%   38.26%   60.55%   50.94%
                                                                     -------------------------------------------
Provision for Credit Losses Divided by Net Charge-offs                126.65%   75.85%  113.90%     N/A   230.95%
                                                                     -------------------------------------------
Allowance for Credit Losses to Past Due Loans                          88.70%  114.00%   44.49%   89.85%  133.02%
                                                                     -------------------------------------------

   For the year 2001, there were net charge-offs of $15.9 million compared to net charge-offs of $1.6 million in 2000.
   Although the Company does not normally allocate the allowance for credit losses to specific loan categories, an allocation to the major categories has been made for purposes of this report and is set forth in the table below. These allocations are estimates based on historical loss experience and management's judgment. The allocation of the allowance for credit losses is not necessarily an indication that the charge-offs will occur, or if they do occur, that they will be in the proportion indicated in the table.

                                                         December 31,
                          -------------------------------------------------------------------------
                           2001           2000           1999           1998           1997
                           (1)     (2)    (1)     (2)    (1)     (2)    (1)     (2)    (1)     (2)
----------------------------------------------------------------------------------------------------
(Dollars In Thousands)
Commercial                $14,999  43.8% $11,500  46.4% $ 8,626  43.0% $ 9,834  39.2% $ 6,538  36.5%
Real Estate--Construction   3,799  20.7    3,265  17.2    6,636  21.1    4,307  22.5    1,852  14.2
Real Estate--Conventional   4,418  32.2    4,147  31.9    4,078  31.9    4,669  33.5    7,478  43.2
Installment                     1    --       --    --       --    --        1    --        1    --
Other Loans                   237   1.8      310   2.7      257   2.2      337   2.8      372   3.8
Leveraged Leases              202   1.5      204   1.8      211   1.8      233   2.0      535   2.3
                          -------------------------------------------------------------------------
  Total                   $23,656 100.0% $19,426 100.0% $19,808 100.0% $19,381 100.0% $16,776 100.0%
                          -------------------------------------------------------------------------

(1) Amount represents the allocated portion of the allowance for credit losses to the credit categories for each respective year.
(2) Percentage indicated represents the proportion of each loan category to total loans for each respective year.

   Borrowers in the commercial loan category include companies in the high technology and garment industries. In the past year, high technology companies have been subject to volatile capital markets and their ability to raise money to fund operations has been affected which in turn affects their ability to repay loans from the Company. The garment industry has been affected by increasing competition and more recently, a decline in retail sales, which could also affect the ability of borrowers from the industry to repay. All borrowers are affected by the strength of the economy. The weakness of the economy in 2001, plus specific industry factors such as the above, have resulted in an increase of problem credits and an increase in the provision for credit losses.

Securities

   The Company classifies its securities as held-to-maturity, trading or available-for-sale. Securities classified as held-to-maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.
   Securities that are obtained and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Equity securities received upon the exercise of warrants and security distributions from venture capital funds are classified as trading. As of December 31, 2000, warrants with a fair value of $5,899,000 were included in securities available-for-sale. The difference between fair value and cost was included in other comprehensive income in the amount of $5,899,000. The cost of the warrants was nominal. This accounting was changed with the implementation of SFAS 133 on January 1, 2001.
   Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available-for-sale. These securities are carried at fair value, with net unrealized gains or losses reflected net of tax in other comprehensive income.
   As of December 31, 2001, the Company recorded net unrealized holding gains of $18,170,000 on its available-for-sale portfolio. Included as a component of other comprehensive income is $10,530,000, representing the net unrealized holding gains, net of tax on the unrealized holding gains of the available-for-sale portfolio. As of December 31, 2000, the Company had recorded net unrealized holding gains of $17,081,000 on its available-for-sale portfolio including $5,899,000 associated with warrants from one company and included $9,900,000 in other comprehensive income representing the net unrealized holding gains, net of tax.
   The following table discloses proceeds received and gross gains / losses recognized from the sale of securities available-for-sale for the years as indicated:

                                      2001                   2000
                             ---------------------  ----------------------
     Security Classification Proceeds  Gain  (Loss) Proceeds Gain  (Loss)
     ----------------------------------------------------------------------
     (In Thousands)
       Available-for-Sale    $116,229 $6,844 $(131) $201,021 $55  $(10,396)

   Included in the sale of securities in 2000 was the sale of $15 million of debt issued by Finova Capital Corp. at a loss of $6,388,000, of which $9 million of the proceeds were reinvested in other Finova securities. In the third quarter of 2001, $11.4 million of payments from the restructuring of Finova were received, resulting in the elimination of the book value of the Finova securities previously held. In addition, $4.5 million par value of new Finova senior secured notes having a term of 8 years and a coupon rate of 7.5% were received. In October, 2001, the $4.5 million Finova securities were sold and a $1,788,000 gain was recognized. The Finova securities were included in the balance of the available-for-sale portfolio.

   The following table summarizes the carrying value of the Company's securities held-to-maturity, securities available-for-sale and trading securities for each of the past three years:

                                                 December 31,
                                         ----------------------------
                                            2001      2000     1999
           ----------------------------------------------------------
           (In Thousands)
           Securities Held-to-Maturity
             U.S. Government Agencies    $       -- $  1,025 $  1,294
             Collateralized Mortgage
              Obligations                        --       --        6
                                         ----------------------------
              Total                      $       -- $  1,025 $  1,300
                                         ----------------------------
           Securities Available-for-Sale
             U.S. Government Agencies    $  102,254 $ 21,380 $ 21,374
             Mortgage Backed Securities     303,076   94,262  170,771
             Commercial Mortgage
              Backed Securities             170,363   72,402   30,278
             Corporate Notes                 91,976   85,875   58,571
             Collateralized Mortgage
              Obligations                   313,778  266,701  158,911
             Asset Backed Securities        104,922  305,551  237,002
             FHLB Stock                      12,620    3,124    6,110
             Other Securities                    --    6,088       --
                                         ----------------------------
              Total                      $1,098,989 $855,383 $683,017
                                         ----------------------------
           Trading Account Securities
           Equity Issues                 $       31 $  4,637 $  1,114
                                         ----------------------------
              Total                      $       31 $  4,637 $  1,114
                                         ----------------------------

   As of December 31, 2001, the fair value of the unsecured corporate notes are as follows:

                        -------------------------------
                        (In Millions)
                        Lehman Brothers          $15.80
                        Aristar (WAMU)            10.70
                        Household Financial       10.55
                        CIT Group                 10.48
                        Bear Stearns              10.33
                        Ford Motor Credit         10.28
                        Daimlerchrysler N.A.       6.25
                        Heller Financial          10.32
                        American General Finance   5.16
                        Countrywide Credit Corp    2.11
                                                 ------
                          Total                  $91.98
                                                 ------

   The following table shows the contractual maturities of securities as of December 31, 2001, and the weighted average yields. The actual maturities of certain securities are expected to be shorter than the contractual maturities. Trading account securities are excluded as the issues in portfolio are shares of common stock and they are non-interest bearing with no stated maturity.

                                        After One        After Five
                           Within          but              but
                            One           within           within           After
                            Year        Five Years       Ten Years        Ten Years        Total
                           Amount Yield   Amount   Yield   Amount   Yield  Amount   Yield  Amount   Yield
---------------------------------------------------------------------------------------------------------
(Dollars in Millions)
Securities Available-for-
 Sale
  U.S. Government
   Agencies                $   --   --   $101.52   5.00%   $   --     --%  $  0.73  3.47% $  102.25 4.97%
  Mortgage Backed
   Securities                  --   --        --     --     12.85   6.04    290.23  6.21     303.08 6.20
  Commercial Mortgage
   Backed Securities           --   --        --     --     45.88   6.71    124.48  5.83     170.36 6.07
  Corporate Notes           10.25 7.14     81.73   6.84        --     --        --    --      91.98 6.88
  Collateralized
   Mortgage
   Obligations                 --   --        --     --      7.82   7.02    305.96  6.27     313.78 6.29
  Asset Backed Securities      --   --        --     --      0.60   7.33    104.32  6.80     104.92 6.81
  Other Securities          12.62 4.33        --     --        --     --        --    --      12.62 4.33
                           -----------------------------------------------------------------------------
    Total                  $22.87 5.59%  $183.25   5.81%   $67.15   6.62%  $825.72  6.25% $1,098.99 6.18%
                           -----------------------------------------------------------------------------

   The following table summarizes the aggregate carrying value and fair value of securities of any one issuer which exceeds ten percent of stockholders' equity as of December 31, 2001. The table excludes securities issued by the U.S. Government.

                                                Carrying  Fair
              Issuer                             Value    Value
              ---------------------------------------------------
              (In Thousands)
              Bear, Stearns Commercial Mortgage $ 24,687 $ 25,263
              Citicorp Mortgage Securities        20,223   20,651
              Credit Suisse First Boston          20,896   20,819
              GMAC Commercial Mortgage            20,892   20,390
              Lehman Brothers Inc.                23,718   25,067
              Norwest Capital                     20,750   21,455
                                                -----------------
                Total                           $131,166 $133,645
                                                -----------------

   The above includes corporate notes, asset backed securities, mortgage backed securities and collateralized mortgage obligations. The rating of the corporate notes included above is single-A. All other securities are rated triple-A.

Other Investments

   As of December 31, 2001, other investments totaled $11.5 million. Included in the balance is $8.7 million of investments in various venture capital funds that invest in technology companies. As of December 31, 2001 undisbursed commitments to invest in these various funds totaled $6.7 million. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity ownership in the beneficial interests of an aircraft finance trust ("AFT") totaling $6.1 million as of December 31, 2001, which amount excludes an other comprehensive loss amount of $3.8 million. This amount reduces the carrying value of AFT. AFT owns a number of aircraft on lease to different lessees in various countries. All of these partnership interests are accounted for by the equity method. As previously indicated, AFT recorded a $1.8 million impairment expense associated with the write-down of the value of two of its aircraft. If there are further impairment write-downs during the annual audit of AFT for 2001, such amounts would be recorded by the Company in the first quarter of 2002.
   Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments totaled $0.5 million at December 31, 2001. There are $0.9 million of undisbursed commitments relating to one of these investments as of December 31, 2001. These investments are accounted for by the cost method.

Funding Sources

 Deposits

   The Company's deposits totaled $1,827.9 million as of December 31, 2001, representing a $153.4 million, or 9.2%, increase over the $1,674.6 million total deposits as of December 31, 2000. Interest bearing demand/saving deposits and time deposits reflected growth of $71.3 and $71.9 million, respectively, as of December 31, 2001 compared to December 31, 2000. Included in time deposits are time certificates of deposit of $100,000 or more which increased $94.5 million. This deposit category includes $140 million from the state of California as of December 31, 2001, representing a $40 million increase from December 31, 2000. These deposits are collateralized by collateralized mortgage obligations and mortgage backed securities at 110%, as is required for all public time deposits. Total deposits in the northern California branches declined $25 million to $255 million as of December 31, 2001 from $280 million as of December 31, 2000.
   The following table discloses the deposit mix of the Bank as of December 31, 2001, 2000 and 1999:

                                                         2001                  2000                  1999
                                                 --------------------  --------------------  --------------------
                                                            % of Total            % of Total            % of Total
Deposit                                           Balance    Deposits   Balance    Deposits   Balance    Deposits
------------------------------------------------------------------------------------------------------------------
(In Thousands)
Demand                                           $  217,413   11.89%   $  207,281   12.38%   $  174,753   11.72%
Interest Bearing Demand                             438,660   24.01%      389,347   23.25%      323,451   21.70%
Savings                                              91,418    5.00%       69,386    4.14%       78,050    5.24%
Time Certificates of Deposit of $100,000 or More    920,615   50.36%      826,157   49.34%      712,398   47.78%
Other Time Deposits                                 159,821    8.74%      182,398   10.89%      202,159   13.56%
                                                 ----------------------------------------------------------------
  Total Deposits                                 $1,827,927     100%   $1,674,569     100%   $1,490,811     100%
                                                 ----------------------------------------------------------------

   During 2001, average deposits increased to $1,710.8 million from $1,634.9 million during 2000, representing an increase of $75.9 million, or 4.6%.

   The following two tables set forth the average amount, the percentage to total average deposits and the average rate paid on each of the following deposit categories for the years ended December 31, 2001, 2000, 1999, 1998 and 1997:

                                         2001                        2000                        1999
                              --------------------------  --------------------------  --------------------------
                                                 Weighted                    Weighted                    Weighted
                               Average           Average   Average           Average   Average           Average
                               Amount    Ratio     Rate    Amount    Ratio     Rate    Amount    Ratio     Rate
-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Deposits
  Noninterest-bearing Demand
   Deposits                   $  195,929     11%     --%  $  190,863     12%     --%  $  164,620  11.41%     --%
  Interest-bearing Demand
   Deposits                      367,411     21%   2.00      395,362     24%   3.53      299,588  20.77%   2.56
  Saving Deposits                 70,898      4%   1.31       74,324      5%   2.46       82,356   5.71%   2.20
  Time Deposits                1,076,578     63%   4.58      974,346     60%   5.45      895,875  62.11%   4.57
                              ----------------------------------------------------------------------------------
   Total                      $1,710,816 100.00%   3.80%  $1,634,895 100.00%   4.77%  $1,442,439 100.00%   3.94%
                              ----------------------------------------------------------------------------------

                                                  1998                        1997
                                                          Weighted                    Weighted
                                        Average           Average   Average           Average
                                        Amount    Ratio     Rate    Amount    Ratio     Rate
----------------------------------------------------------------------------------------------
(Dollars in Thousands)
Deposits
  Noninterest-bearing Demand Deposits  $  148,436  10.89%     --%  $  140,761  11.34%     --%
  Interest-bearing Demand Deposits        262,281  19.23    2.63      228,819  18.43    2.29
  Saving Deposits                          86,776   6.36    2.58      110,628   8.91    2.74
  Time Deposits                           866,229  63.52    5.10      761,277  61.32    5.07
                                       ------------------------------------------------------
   Total                               $1,363,722 100.00%   4.38%  $1,241,485 100.00%   4.26%
                                       ------------------------------------------------------

   The growth of deposits from the Company's customers reflects the continuing tradition of personalized services. There are no brokered deposits outstanding. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable. The following table is indicative of the length of the relationship of depositors of time certificates of deposit of $100,000 or more with the Bank as of December 31, 2001 and 2000:

                                        2001              2000
                                  ----------------- -----------------
                                            No. of            No. of
                                   Amount  Accounts  Amount  Accounts
           ----------------------------------------------------------
           (Dollars in Thousands)
              3 Years or more     $721,597  3,003   $626,200  2,787
              2-3 Years             51,357    318     55,750    282
              1-2 Years             72,313    347     70,092    378
              Less than 1 Year      75,348    355     74,115    392
                                  -----------------------------------
               Total Deposits     $920,615  4,023   $826,157  3,839
                                  -----------------------------------

   The maturity schedule of time certificates of deposit of $100,000 or more as of December 31, 2001 is as follows:

                                                     Amount
                    ----------------------------------------
                    (In Thousands)
                    3 Months or Less                $467,350
                    Over 3 Months Through 6 Months   187,097
                    Over 6 Months Through 12 Months  254,018
                    Over 12 Months                    12,150
                                                    --------
                      Total                         $920,615
                                                    --------

 Other Borrowings

   As of December 31, 2001, the Bank had obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $252.4 million, up $227.4 million from December 31, 2000. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. The following relates to the outstanding advances as of December 31, 2001:

                                                 Weighted
                                                  Average
                   Maturity            Amount  Interest Rate
                   -----------------------------------------
                   (In Thousands)
                   Within 90 days           --       --
                   Within 90-365 days $ 25,000     4.93%
                   1-2 year            195,400     3.92%
                   2-3 years            32,000     5.07%
                                      ---------------------
                                      $252,400     4.16%
                                      ---------------------

   The FHLB advances are secured by real estate mortgage loans and securities. As of December 31, 2001 and 2000, the carrying value of the real estate mortgage loans was approximately $73.2 million and $89.9 million, respectively. In addition to the FHLB advances, the loans are also collateratizing outstanding letters of credits.
   Other borrowings also includes subordinated debt which is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance in July, 1997. The discount is amortized as a yield adjustment over the 10-year life of the notes.

 Capital Resources

   Stockholders' equity totaled $206.3 million as of December 31, 2001, an increase of $18.5 million, or 9.9%, from $187.8 million as of December 31, 2000.
   As more fully described in the preceding section entitled Other Investments, the Bank has an investment in an aircraft finance trust ("AFT"). As of September 30, 2001, AFT reflected $37.7 million of other comprehensive loss of which 10% is part of the Bank's investment as of December 31, 2001.
Accordingly, there is included in other comprehensive income a $2.2 million charge, which is net of taxes of $1.6 million.
   On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of the Company's stock.
This program was completed on April 25, 2001. 384,154 shares were repurchased for a total of $10 million at an average cost per share of $26.03.
   In February 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of December 31, 2001, 403,000 shares had been repurchased at an average cost of $26.82 per share for a total of $10.8 million under this program.
   In 2001, the total of the repurchased shares was 618,183 at a cost of $17.1 million or an average cost per share of $27.63.
   On October 11, 2001, the Board of Directors authorized another stock repurchase program approving the buy-back of up to 300,000 shares of the Company's stock under conditions which allow such repurchases to be accretive to earnings.
   For the year ended December 31, 2001 and 2000, the ratio of the Company's average stockholders' equity to average assets was 9.60% and 8.12%, respectively.
   Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company is financially sound. Risk-based capital guidelines issued by regulatory authorities in 1989 assign risk weightings to assets and off-balance sheet items. The guidelines require a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. Tier 1 capital consists of common stockholders' equity and non-cumulative perpetual preferred stock, less goodwill and nonqualifying intangible assets, while total capital includes other elements, primarily cumulative perpetual, long-term and convertible preferred stock, subordinated and mandatory convertible debt, plus the allowance for loan losses, within limitations. The unrealized gain/loss on debt securities available-for-sale, net of tax, is not included in either Tier 1 or the total capital computation; however, the unrealized gain / loss on equity securities is included in Tier 1 or Tier 2 as appropriate, subject to limitations.
   In addition, a minimum Tier 1 leverage ratio of 3% is required for the highest rated banks. All other state nonmember banks, must meet a minimum leverage ratio of not less than 4%. This ratio is defined as Tier 1 capital to average total assets, net of nonqualifying intangible assets, for the most recent quarter.
   During 1992, pursuant to the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators set forth the definitions for "adequately capitalized" and "well capitalized" institutions.
An "adequately capitalized" institution is one that meets the minimum regulatory capital requirements. A "well capitalized" institution is one with capital ratios as shown in the following table. As of

December 31, 2001, the Company's and the Bank's Tier 1 risk based capital, total risk based capital and leverage ratios exceeded the "well capitalized" ratio requirements as follows:

                     GBC Bancorp    General Bank     Minimum        Well
                   --------------  --------------   Regulatory  Capitalized
                    Amount  Ratio   Amount  Ratio  Requirements Requirements
    ------------------------------------------------------------------------
    (In Thousands)
    Tier 1         $196,227 10.70% $207,010 11.38%      4%            6%
    Total          $258,428 14.09% $229,766 12.63%      8%           10%
    Leverage Ratio $196,227  8.73% $207,010  9.25%      4%            5%

GBC Bancorp Executive Obligation Trust (the "Trust")

   In the first quarter, 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. In March of 2000, shares of Company stock totaling 71,007 at a cost of $1,571,000 were issued and transferred to the Trust representing the earned deferred compensation payable in connection with the stock retention program set forth in the employment agreement among the Company, the Bank and Li-Pei Wu effective as of January 1, 1998 (see Part III, Item 11 Executive Compensation). In January of 2001, 25,928 shares of Company stock at a cost of $903,000 were issued and transferred to the Trust representing the earned deferred compensation for the year 2000. In February of 2002, 3,345 shares were issued and transferred to the Trust representing the earned deferred compensation for the year 2001. Also in February of 2002, a distribution of 21,674 shares out of the Trust was made in accordance with the employment agreement between Mr. Wu, GBC Bancorp and the Bank.
   In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of stockholders' equity. As of December 31, 2001, this amount was $2,474,000 representing the cost of the 96,935 shares held in the Trust.

Asset Liability and Market Risk Management

 Liquidity

   Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments, which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity and maturing within one year and unpledged securities available-for-sale. These sources of liquidity amounted to $823.9 million, or 34.8%, of total assets as of December 31, 2001 compared with $785.0 million, or 39.9%, of total assets as of December 31, 2000.
   To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the FHLB granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. As of December 31, 2001, the Company has $252.4 million outstanding under this financing facility representing 10.7% of total assets. Management believes its liquidity sources to be stable and adequate.
   As of December 31, 2001, total loans and leases represented 62.0% of total deposits. This compares to 57.9% as of December 31, 2000.
   The liquidity of the parent company, GBC Bancorp, and also indirectly its non-bank subsidiary, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to the limitations imposed by the Financial Code of the State of California. For 2001, the Bank declared $12.8 million of cash dividends to GBC Bancorp. As of December 31, 2001, approximately $45.5 million of undivided profits of the Bank are available for dividends to the Company, subject to the subordinated debt covenant restrictions.

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

   "Gap" reports are originated as a means to provide management with a tool to monitor repricing differences, or "gaps", between assets and liabilities repricing in a specified period, based upon their underlying contractual rights. The use of "gap" reports is thus limited to a quantification of the "mismatch" between assets and liabilities repricing within a unique specified timeframe. Contractual "gap" reports cannot be used to quantify exposure to interest rate changes because they do not take into account timing differences between repricing assets and liabilities and changes in the amount of prepayments.
   As of December 31, 2001, there is a cumulative one year negative "gap" of $663.6 million, down from $667.8 million as of December 31, 2000.
   The following table indicates the Company's interest rate sensitivity position as of December 31, 2001, and is based on contractual maturities and repricing dates. It may not be reflective of positions in subsequent periods.

                                                                      December 31, 2001
                                           ------------------------------------------------------------------------
                                                                 INTEREST SENSITIVITY PERIOD
                                           ------------------------------------------------------------------------
                                                                    Over
                                             0 to       91 to     1 Year to    Over       Non-Interest
                                            90 Days    365 Days    5 Years    5 Years    Earning/Bearing   Total
-------------------------------------------------------------------------------------------------------------------
(In Thousands)
Earning Assets
Securities Available-for-Sale              $   17,225  $  10,244  $ 183,251  $  888,269     $      --    $1,098,989
Trading Account Securities                         --         --         --          --            31            31
Federal Funds Sold & Securities Purchased
 Under Agreement to Resell                     90,000         --         --          --            --        90,000
Loans and Leases (1) (2)                      815,035     25,669    131,641     135,604            --     1,107,949
Non-Earning Assets (2)                             --         --         --          --        70,274        70,274
                                           ------------------------------------------------------------------------
    Total Assets                           $  922,260  $  35,913  $ 314,892  $1,023,873     $  70,305    $2,367,243
                                           ------------------------------------------------------------------------

Source of Funds for Assets

Deposits:
  Demand--Non-interest Bearing             $       --  $      --  $      --  $       --     $ 217,413    $  217,413
  Interest Bearing Demand                     438,660         --         --          --            --       438,660
  Savings                                      91,418         --         --          --            --        91,418
  TCD'S Under $100,000                         84,096     74,162      1,563          --            --       159,821
  TCD'S $100,000 and Over                     467,350    441,115     12,150          --            --       920,615
                                           ------------------------------------------------------------------------
    Total Deposits                         $1,081,524  $ 515,277  $  13,713  $       --     $ 217,413    $1,827,927
                                           ------------------------------------------------------------------------
Borrowings from the Federal Home Loan
 Bank                                      $       --  $  25,000  $ 227,400  $       --     $      --    $  252,400
Subordinated Debt                                  --         --         --      39,269            --        39,269
Other Liabilities                                  --         --         --          --        41,329        41,329
Stockholders' Equity                               --         --         --          --       206,318       206,318
                                           ------------------------------------------------------------------------
    Total Liabilities and Stockholders'
     Equity                                $1,081,524  $ 540,277  $ 241,113  $   39,269     $ 465,060    $2,367,243
                                           ------------------------------------------------------------------------
Interest Sensitivity Gap                   $ (159,264) $(504,364) $  73,779  $  984,604     $(394,755)

Cumulative Interest Sensitivity Gap        $ (159,264) $(663,628) $(589,849) $  394,755            --

Gap Ratio (% of Total Assets)                    -6.7%     -21.3%       3.1%       41.6%        -16.7%

Cumulative Gap Ratio                             -6.7%     -28.0%     -24.9%       16.7%          0.0%

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

 Market risk

   Market risk is the risk of financial loss arising from adverse changes in market prices and interest rates. The Company's market risk is inherent in its lending and deposit taking activities to the extent of differences in the amounts maturing or degree of repricing sensitivity. Adverse changes in market prices and interest rates may therefore result in diminished earnings and ultimately an erosion of capital.
   Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing deposits with no stated maturity. The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by their expected maturity, and the fair value of these instruments as of December 31, 2001:

                                                            December 31, 2001
                                              ----------------------------------------------
                                                                 Over
                                                                1 Year
                                               0 to     91 to     to      Over                 Average
                                              90 Days  365 Days 5 Years  5 Years    Total    Int Rate (2) Fair Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Interest-sensitive Assets:
  Securities Available-for-Sale               $ 75,010 $207,053 $592,401 $224,525 $1,098,989     6.18%    $1,098,989
  Federal Funds Sold & Securities
   Purchased Under Agreements to
   Resell                                       90,000       --       --       --     90,000     1.72         90,000
  Loans and Leases (1)                         815,035   25,669  131,641  135,604  1,107,949     6.26      1,111,436
                                              ----------------------------------------------              ----------
     Total Interest-earning Assets            $980,045 $232,722 $724,042 $360,129 $2,296,938              $2,300,425
                                              ----------------------------------------------              ----------
Interest-sensitive Liabilities:
  Deposits:
    Interest Bearing Demand                   $ 22,160 $ 66,482 $219,103 $130,915 $  438,660     1.45%    $  438,660
    Savings                                      2,285    6,856   27,426   54,851     91,418     1.10         91,418
    Time Certificates of Deposit               551,446  515,276   13,714       --  1,080,436     3.08      1,084,550
                                              ----------------------------------------------              ----------
     Total Deposits                           $575,891 $588,614 $260,243 $185,766 $1,610,514              $1,614,628
                                              ----------------------------------------------              ----------
Borrowing from FHLB                           $     -- $ 25,000 $227,400 $     -- $  252,400     4.72%       256,306
Subordinated Debt                                   --       --       --   39,269     39,269     8.38         38,469
                                              ----------------------------------------------              ----------
     Total Interest-sensitive Liabilities     $575,891 $613,614 $487,643 $225,035 $1,902,183              $1,909,403
                                              ----------------------------------------------              ----------

(1) Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses.
(2) The average interest rate relates to the year for the category of asset/liability indicated as of December 31, 2001. The rate for the subordinated debt is the stated rate of the debt outstanding as of December 31, 2001.

   The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by their expected maturity, and the fair value of these instruments as of December 31, 2000:

                                                            December 31, 2000
                                              ----------------------------------------------
                                                                 Over
                                                                1 Year
                                               0 to     91 to     to      Over                 Average
                                              90 Days  365 Days 5 Years  5 Years    Total    Int Rate (2) Fair Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Interest-sensitive Assets:
  Securities Available for Sale               $ 56,608 $145,382 $505,131 $148,262 $  855,383     7.34%    $  855,383
  Securities Held to Maturity                    1,025       --       --       --      1,025     6.55            968
  Federal Funds Sold & Securities
   Purchased Under Agreements to
   Resell                                       75,000       --       --       --     75,000     6.38         75,000
  Loans and Leases (1)                         694,476   27,498  121,583  110,643    954,200    10.00        928,296
                                              ----------------------------------------------              ----------
     Total Interest-earning Assets            $827,109 $172,880 $626,714 $258,905 $1,885,608              $1,859,647
                                              ----------------------------------------------              ----------
Interest-sensitive Liabilities:
  Deposits:
    Interest Bearing Demand                   $ 13,474 $ 40,423 $258,431 $ 77,019 $  389,347     3.64%    $  389,347
    Savings                                      2,313    6,939   46,257   13,877     69,386     2.48         69,386
    Time Deposit of Certificates               552,454  448,516    7,585       --  1,008,555     5.77      1,009,023
                                              ----------------------------------------------    -----     ----------
     Total Deposits                           $568,241 $495,878 $312,273 $ 90,896 $1,467,288              $1,467,756
                                              ----------------------------------------------              ----------
Federal Funds Purchased & Securities
 Sold Under Repurchased Agreements            $     -- $     -- $     -- $     -- $       --              $       --
Borrowing from FHLB                           $ 10,000 $ 10,000 $  5,000 $     -- $   25,000     4.88%    $   24,994
Subordinated Debt                                   --       --       --   39,138     39,138     8.38%        31,938
                                              ----------------------------------------------              ----------
     Total Interest-sensitive Liabilities     $578,241 $505,878 $317,273 $130,034 $1,531,426              $1,524,688
                                              ----------------------------------------------              ----------

(1) Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses.
(2) The average interest rate relates to the year for the category of asset/liability indicated as of December 31, 2000. The rate for the subordinated debt is the stated rate of the debt outstanding as of December 31, 2000.

   Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for non-maturity deposits. The Company utilizes assumptions supported by documented analysis for the expected maturities of its loans and repricing of its deposits and relies on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from the Company's expectations based on historical experience.
   The Company uses a computer simulation analysis in an attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital, respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off- balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity, as of December 31, 2001:

                                   Net Interest Market Value
                        Change        Income     Of Equity
                     In Interest    Volatility   Volatility
                        Rates      December 31, December 31,
                    (Basis Points)   2001 (1)     2001 (2)
                    ----------------------------------------
                         +200           4.8%       -14.3%
                         +100           2.8%        -7.5%
                         -100          -5.5%         3.6%
                         -200         -14.3%         0.8%

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

 Forward-Looking Statements

   Certain statements contained herein, including, without limitation, statements containing the words "believes," "intends," "should", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; credit quality; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Market Risk, Liquidity, Interest Rate Sensitivity, Recent Accounting Developments and Other Matters. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

 Recent Accounting Developments

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.
   SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets". As permitted by SFAS No.142, the Company plans to adopt the new standard in the first quarter of the fiscal year 2002. Upon adoption of SFAS No.142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. It is not anticipated that the adoption of this statement will have a material effect on the Company.
   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. Two provisions of SFAS No.143 are effective for fiscal years beginning after June 15, 2002. The adoption of this statement is expected to have no impact on the Company.
   In August 2001, the FASB issued SFAS No.144, " Accounting for the Impairment or Disposal of Long-lived Assets." For long-lived assets to be held and used, SFAS No.144 retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No.144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-assets" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spin off), SFAS No.144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin off if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No.144 retains the requirement of SFAS No.121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No.144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issue of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to 'held and used". The provisions of SFAS No.144 are effective for fiscal years beginning after December 15 2001. Management has not yet determined the impact, if any, of adoption of SFAS No.144.

 Other Matters

   On October 11, 2001, General Bank and Liberty Bank and Trust Co. of Boston ("Liberty") announced the approval by their respective boards of directors of an agreement for General Bank to acquire all the outstanding shares of Liberty. Liberty is a state chartered commercial bank operating two branches in Boston with a combined total asset of $37.2 million as of December 31, 2001. The purpose of the acquisition is to expand the Bank's banking activities to the major Asian-American markets in the country. The acquisition has been approved by the appropriate regulatory agencies and the transaction consummated on February 28, 2002, at a cost of $11.9 million.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS



                                                                                                            December 31,
                                                                                                       ----------------------
                                                                                                          2001        2000
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
ASSETS
Cash and Due From Banks                                                                                $   33,034  $   40,306
Federal Funds Sold and Securities Purchased Under Agreements to Resell                                     90,000      75,000
                                                                                                       ----------------------
Cash and Cash Equivalents                                                                                 123,034     115,306
Securities Available-for-Sale at Fair Value (Amortized Cost of $1,080,819 and $838,302 at December 31,
 2001 and 2000, respectively)                                                                           1,098,989     855,383
Securities Held to Maturity (Fair Value of $968 at December 31, 2000)                                          --       1,025
Trading Securities                                                                                             31       4,637
Loans and Leases                                                                                        1,132,889     969,023
Less:  Allowance for Credit Losses                                                                        (23,656)    (19,426)
     Deferred Loan Fees                                                                                    (7,600)     (4,085)
                                                                                                       ----------------------
Loans and Leases, Net                                                                                   1,101,633     945,512
Bank Premises and Equipment, Net                                                                            6,382       5,578
Other Real Estate Owned, Net                                                                                  383       1,035
Due From Customers on Acceptances                                                                           6,471       6,304
Real Estate Held for Investment                                                                             2,129       3,826
Other Investments                                                                                          11,509      15,444
Accrued Interest Receivable and Other Assets                                                               16,682      15,059
                                                                                                       ----------------------
    Total Assets                                                                                       $2,367,243  $1,969,109
                                                                                                       ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                                               $  217,413  $  207,281
  Interest Bearing Demand                                                                                 438,660     389,347
  Savings                                                                                                  91,418      69,386
  Time Certificates of Deposit of $100,000 or More                                                        920,615     826,157
  Other Time Deposits                                                                                     159,821     182,398
                                                                                                       ----------------------
    Total Deposits                                                                                      1,827,927   1,674,569
Borrowings from the Federal Home Loan Bank                                                                252,400      25,000
Subordinated Debt                                                                                          39,269      39,138
Acceptances Outstanding                                                                                     6,471       6,304
Accrued Expenses and Other Liabilities                                                                     34,858      36,316
                                                                                                       ----------------------
    Total Liabilities                                                                                   2,160,925   1,781,327

Stockholders' Equity

Common Stock, No Par or Stated Value; 40,000,000 Shares Authorized; 11,477,394 (net of
 96,935 shares held in Trust) and 11,557,727 (net of 71,007 shares held in Trust) shares issued and
 outstanding at December 31, 2001 and 2000, respectively                                               $   71,316  $   62,054
Retained Earnings                                                                                         124,196     114,266
Accumulated Other Comprehensive Income                                                                      8,332       9,891
Deferred Compensation                                                                                       2,474       1,571
                                                                                                       ----------------------
    Total Stockholders' Equity                                                                            206,318     187,782
                                                                                                       ----------------------
    Total Liabilities and Stockholders' Equity                                                         $2,367,243  $1,969,109
                                                                                                       ----------------------

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                                                          For the Year Ended
                                                                                             December 31,
                                                                                     ----------------------------
                                                                                       2001      2000      1999
-----------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Amounts)

INTEREST INCOME
Loans and Leases, Including Fees                                                     $ 90,719  $101,434  $ 81,331
Securities Available-for-Sale                                                          61,736    53,208    45,227
Securities Held-to-Maturity                                                                33        73       444
Federal Funds Sold and Securities Purchased under Agreements to Resell                  2,969     8,384     3,255
Other                                                                                      21        22         4
                                                                                     ----------------------------
     Total Interest Income                                                            155,478   163,121   130,261
                                                                                     ----------------------------
INTEREST EXPENSE
Interest Bearing Demand Deposits                                                        7,354    13,961     7,658
Savings Deposits                                                                          932     1,827     1,809
Time Deposits of $100,000 or More                                                      41,612    43,232    30,816
Other Time Deposits                                                                     7,694     9,843    10,094
Federal Funds Purchased and Securities Sold under Repurchase Agreements                    27        62        70
Borrowings from the Federal Home Loan Bank                                              5,452     2,273     2,355
Subordinated Debt                                                                       3,481     3,481     3,481
                                                                                     ----------------------------
     Total Interest Expense                                                            66,552    74,679    56,283
Net Interest Income                                                                    88,926    88,442    73,978
Provision for Credit Losses                                                            20,100     1,200     3,500
                                                                                     ----------------------------
     Net Interest Income after Provision for Credit Losses                             68,826    87,242    70,478
                                                                                     ----------------------------
NON-INTEREST INCOME
Service Charges and Commissions                                                         7,875     8,237     7,762
Gain on Sale of Securities Available-for-Sale, Net                                      6,713        --        --
Gain on Sale of Fixed Assets                                                               38         7        22
Trading Account (Losses) Gains                                                          1,958    13,013     1,525
(Loss) Income from Other Investments                                                   (2,796)      145       670
Other                                                                                   1,858       353       565
                                                                                     ----------------------------
     Total Non-Interest Income                                                         15,646    21,755    10,544
                                                                                     ----------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                                         20,410    22,306    19,577
Occupancy Expense                                                                       3,565     3,324     3,204
Furniture and Equipment Expense                                                         2,160     2,059     1,980
Loss on Sale of Securities Available-for-Sale, Net                                         --    10,341       751
Net Other Real Estate Owned (Income)Expense                                              (397)   (1,309)       18
Other                                                                                   9,782    10,140     7,172
Reduction of Fair Value of Derivatives                                                  6,762        --        --
                                                                                     ----------------------------
     Total Non-Interest Expense                                                        42,282    46,861    32,702
                                                                                     ----------------------------
Income before Income Taxes and Cumulative Effect of a Change in Accounting Principle   42,190    62,136    48,320
Provision for Income Taxes                                                             14,550    23,660    18,332
                                                                                     ----------------------------
Income before Cumulative Effect of a Change in Accounting Principle                    27,640    38,476    29,988
Cumulative Effect of a Change in Accounting Principle                                   4,962        --        --
                                                                                     ----------------------------
Net Income                                                                           $ 32,602  $ 38,476  $ 29,988
                                                                                     ----------------------------
Earnings Per Share:
  Income before Cumulative Effect of a Change in Accounting Principle
    Basic                                                                            $   2.37  $   3.33  $   2.41
    Diluted                                                                              2.36      3.26      2.37
                                                                                     ----------------------------
  Cumulative Effect of a Change in Accounting Principle
    Basic                                                                            $   0.42  $     --  $     --
    Diluted                                                                              0.42        --        --
                                                                                     ----------------------------
  Net Income
    Basic                                                                            $   2.79  $   3.33  $   2.41
    Diluted                                                                              2.78      3.26      2.37
                                                                                     ----------------------------

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                                  Accumulated
                                         Common                                      Other                       Total
                                         Stock            Retained    Deferred   Comprehensive Comprehensive Stockholders'
                                         Shares  Amount   Earnings  Compensation Income (Loss) Income (Loss)    Equity
--------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Amounts)
Balance at December 31, 1998             13,712  $56,303  $104,898                 $  1,829                    $163,030
Comprehensive Income:
  Net Income for the year                                   29,988                               $ 29,988        29,988
                                                                                                 --------
  Other Comprehensive Income, Net of
   Tax
   Net Changes in Securities Valuation
    Allowance                                                                       (10,115)      (10,115)      (10,115)
                                                                                                 --------
    Comprehensive Income                                                                         $ 19,873
                                                                                                 --------
Stock Options Exercised                      73      664                                                            664
Tax Benefit-Stock Options Exercised                  322                                                            322
Stock Repurchase                         (2,262)           (46,817)                                             (46,817)
Cash Dividend--$0.33 per Share                              (4,034)                                              (4,034)
                                         ----------------------------------------------------                  --------
Balance at December 31, 1999             11,523  $57,289  $ 84,035     $   --      $ (8,286)                   $133,038
                                         ----------------------------------------------------                  --------
Comprehensive Income:
  Net Income for the year                                   38,476                               $ 38,476        38,476
                                                                                                 --------
  Other Comprehensive Income, Net of
   Tax
   Net Changes in Securities Valuation
    Allowance                                                                        18,178        18,178        18,178
   Foreign Currency Translation
    Adjustment                                                                           (1)           (1)           (1)
                                                                                                 --------
    Comprehensive Income                                                                         $ 56,654
                                                                                                 --------
Stock Issued for Executive Compensation     114    2,401                                                          2,401
Stock Held by Executive Obligation
 Trust                                      (71)  (1,571)               1,571                                        --
Stock Issuance                              161    2,975                                                          2,975
Tax Benefit-Stock Options Exercised                  960                                                            960
Stock Repurchase                           (169)            (3,732)                                              (3,732)
Cash Dividend--$0.39 per Share                              (4,513)                                              (4,513)
                                         ----------------------------------------------------                  --------
Balance at December 31, 2000             11,558  $62,054  $114,266     $1,571      $  9,891                    $187,782
                                         ----------------------------------------------------                  --------
Comprehensive Income:
  Net Income for the year                                   32,602                               $ 32,602        32,602
                                                                                                 --------
  Other Comprehensive Income, Net of
   Tax
   Net Changes in Securities Valuation
    Allowance                                                                           630           630           630
   Net Changes in Investment
    Valuation Allowance                                                              (2,188)       (2,188)       (2,188)
   Net Changes in Foreign Currency
    Translation Adjustments                                                              (1)           (1)           (1)
                                                                                                 --------
    Comprehensive Income                                                                         $ 31,043
                                                                                                 --------
Stock Held by Executive Obligation
 Trust                                      (26)    (903)                 903                                        --
Stock Issuance                              563    5,264                                                          5,264
Tax Benefit-Stock Options Exercised                4,901                                                          4,901
Stock Repurchase                           (618)           (17,077)                                             (17,077)
Cash Dividend--$0.48 per Share                              (5,595)                                              (5,595)
                                         ----------------------------------------------------                  --------
Balance at December 31, 2001             11,477  $71,316  $124,196     $2,474      $  8,332                    $206,318
                                         ----------------------------------------------------                  --------

Disclosure of Reclassification Amount:                                                                             2001
---------------------------------------------------------------------------------------------------------------------------
Net Change of Unrealized Gains (Losses) Arising During Period, Net of Tax Expense (Benefit) of $3,280, $8,839
 and ($7,655) in 2001, 2000 and 1999, respectively                                                                $ 4,520
Less: Reclassification Adjustment for (Gains) Losses Included in Net Income, Net of Tax (Expense) Benefit of
 ($2,823), $4,348 and $316 in 2001, 2000 and 1999, respectively.                                                   (3,890)
                                                                                                                  --------
Net Change of Unrealized (Losses) Gains on Securities, Net of Tax (Benefit) Expense of $459, $13,189 and ($7,339)
 in 2001, 2000 and 1999, respectively                                                                             $   630
                                                                                                                  --------

Disclosure of Reclassification Amount:                                                                             2000
--------------------------------------------------------------------------------------------------------------------------
Net Change of Unrealized Gains (Losses) Arising During Period, Net of Tax Expense (Benefit) of $3,280, $8,839
 and ($7,655) in 2001, 2000 and 1999, respectively                                                                $12,185
Less: Reclassification Adjustment for (Gains) Losses Included in Net Income, Net of Tax (Expense) Benefit of
 ($2,823), $4,348 and $316 in 2001, 2000 and 1999, respectively.                                                    5,993

Net Change of Unrealized (Losses) Gains on Securities, Net of Tax (Benefit) Expense of $459, $13,189 and ($7,339)
 in 2001, 2000 and 1999, respectively                                                                             $18,178

Disclosure of Reclassification Amount:                                                                              1999
---------------------------------------------------------------------------------------------------------------------------
Net Change of Unrealized Gains (Losses) Arising During Period, Net of Tax Expense (Benefit) of $3,280, $8,839
 and ($7,655) in 2001, 2000 and 1999, respectively                                                                $(10,550)
Less: Reclassification Adjustment for (Gains) Losses Included in Net Income, Net of Tax (Expense) Benefit of
 ($2,823), $4,348 and $316 in 2001, 2000 and 1999, respectively.                                                       435

Net Change of Unrealized (Losses) Gains on Securities, Net of Tax (Benefit) Expense of $459, $13,189 and ($7,339)
 in 2001, 2000 and 1999, respectively                                                                             $(10,115)


See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Year Ended December 31,
                                                                                     -------------------------------
                                                                                       2001       2000       1999
---------------------------------------------------------------------------------------------------------------------
(In Thousands)

OPERATING ACTIVITIES
Net Income                                                                           $  32,602  $  38,476  $  29,988
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Depreciation                                                                           1,242      1,291      1,388
  Net Amortization/(Accretion) of Discounts on Securities                               (2,734)      (990)     1,333
  Accretion of Discount on Subordinated Notes                                              131        131        131
  Amortization on Real Estate Held for Investment                                        1,697      1,696      1,512
  Provision for Credit Losses                                                           20,100      1,200      3,500
  Provision for Losses on Other Real Estate Owned                                           --        389      1,900
  Amortization of Deferred Loan Fees                                                    (4,776)    (3,933)    (4,936)
  Deferred Income Taxes                                                                  1,011      4,559       (435)
  (Gain)/Loss on Sale of Securities Available for Sale                                  (6,713)    10,341        751
  Write-off of Securities                                                                  190         --        125
  Gain on Sale of Other Real Estate Owned                                                 (475)    (1,841)    (2,604)
  Gain on Sale of Fixed Assets                                                             (38)        (7)       (22)
  Implementation of SFAS 133--Cumulative Effect of a Change in Accounting Principle     (8,561)        --         --
  Reduction of Fair Value of Derivative Instruments                                      6,762         --         --
  Net (Increase)/Decrease in Trading Securities                                          4,606     (3,523)    (1,114)
  Net Increase/(Decrease) in Forward Sales Securities                                       --       (828)       828
  Net (Increase)/Decrease in Accrued Interest Receivable and Other Assets                  176     (2,796)       785
  Net Increase/(Decrease) in Accrued Expenses and Other Liabilities                      3,334        (84)   (26,619)
  Other, Net                                                                               (50)        --         --
                                                                                     -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               48,504     44,081      6,511
                                                                                     -------------------------------
INVESTING ACTIVITIES
Purchases of Securities Available-for-Sale                                            (640,206)  (459,303)  (376,076)
Proceeds from Matured/Called Securities Available-for-Sale                             290,765    107,929    262,693
Proceeds from Maturities/Prepayments on Securities Held-to-Maturity                      1,025        275     23,365
Proceeds from Sales of Securities Available-for-Sale                                   116,229    201,021    134,826
Net Increase in Loans and Leases                                                      (171,463)   (41,451)  (145,373)
Purchase of Equity Interest in Aircraft Finance Trust                                       --         --     (6,838)
Purchases of Equity Interest in Venture Capital Investments                             (2,795)    (5,406)    (2,685)
Net (Increase)/Decrease in Other Investments                                             2,956       (237)      (278)
Proceeds from Sales of Other Real Estate Owned                                           1,145      9,260      8,497
Capitalized Cost of Other Real Estate Owned                                                 --         --       (621)
Purchases of Premises and Equipment                                                     (2,254)    (1,603)    (1,172)
Proceeds from Sale/Disposition of Premises and Equipment                                   246        176         27
                                                                                     -------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (404,352)  (189,339)  (103,635)
                                                                                     -------------------------------
FINANCING ACTIVITIES
Net Increase in Demand, Interest Bearing Demand and Savings Deposits                    81,477     89,760     65,512
Net Increase in Time Certificates of Deposit                                            71,881     93,998     44,396
Proceeds from Borrowings from the Federal Home Loan Bank                               247,400         --     15,000
Repayment of Borrowings from the Federal Home Loan Bank                                (20,000)   (25,000)        --
Stock Repurchase Program                                                               (17,077)    (3,732)   (46,817)
Cash Dividend Paid                                                                      (5,369)    (4,387)    (4,025)
Proceeds from Exercise of Stock Options/Sale of Stock                                    4,361      2,975        664
Issuance of Stock Held by Executive Obligation Trust                                       903        830         --
                                                                                     -------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              363,576    154,444     74,730
                                                                                     -------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  7,728      9,186    (22,394)
Cash and Cash Equivalents at Beginning of Year                                         115,306    106,120    128,514
                                                                                     -------------------------------
Cash and Cash Equivalents at End of Year                                             $ 123,034  $ 115,306  $ 106,120
                                                                                     -------------------------------
Supplemental Disclosures of Cash Flow Information Cash Paid During the Year For:
  Interest                                                                           $  65,561  $  73,906  $  55,716
  Income Taxes                                                                          13,953     25,086     15,810
                                                                                     -------------------------------
Noncash Investing Activities
  Loans Transferred to Other Real Estate Owned                                       $      18  $     673  $   8,772
  Loans to Facilitate the Sale of Other Real Estate Owned                                   --         --        313
                                                                                     -------------------------------

See Accompanying Notes to Consolidated Financial Statements.

NOTE 1-- SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

   Consolidation: The consolidated financial statements of GBC Bancorp and subsidiaries (the "Company") are prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry ("generally accepted accounting principles"). It is the Company's policy to consolidate all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform to the current year presentation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported operations of the Company for the periods presented. Actual results may differ from those estimates as calculated by the Company. Significant balance sheet items which could be materially affected by such estimates include loans and leases, which are presented net of the allowance for credit losses, the valuation for other real estate owned ("OREO"), the estimated residual value of leveraged leases, the investment in Aircraft Finance Trust ("AFT") and the tax benefits from the real estate investment trust subsidiary.
   The consolidated financial statements include the accounts of GBC Bancorp (the "Bancorp") and its wholly owned subsidiaries, GBC Venture Capital, Inc., General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., GBC Trade Services, Asia Limited and GB Capital Trust, a real estate investment trust. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.
   The Bank, the Company's 100% owned bank subsidiary, conducts the business of a commercial bank serving individuals and small to medium-sized businesses through eighteen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas of California, a branch office in the state of Washington and a loan production office located in the state of New York. The Bank's deposit gathering and loan production operations are primarily concentrated in southern California.
   Securities Purchased Under Agreements to Resell: The Company invests in securities purchased under agreements to resell ("repurchase agreements") to maximize the yield on liquid assets. The Company obtains collateral for these agreements, which normally consists of single family residential mortgage loans and commercial paper with an agreement to sell back the same collateral. The collateral is normally held in custody of a trustee who is not a party to the transaction. The purchase is overcollateralized to protect against unfavorable market price movements. The duration of these agreements is one business day with a roll-over under continuing contract. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.
   Securities: The Company classifies its investment in debt and equity securities as held-to-maturity securities, trading securities and available-for-sale securities, as applicable. Securities held-to-maturity are designated as such when the Company has the positive intent and ability to hold the securities until maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts into interest income using a methodology which approximates a level yield. Securities available-for-sale are carried at fair value. Premiums and discounts on securities available-for-sale are amortized/accreted into interest income using a methodology which approximates a level yield. The resulting unrealized gains or losses are recorded net of tax as part of other comprehensive income. When a decline in value has occurred and is deemed to be other than temporary, such decline is charged to income. Equity securities received by GBC Venture Capital Inc., from venture capital funds in which it invests and from the exercise of warrants are classified as trading securities. They are held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains/losses included in income. The specific identification method is used to compute realized gains or losses on security transactions.
   Investment in FHLB Stock: As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. This investment is also affected by the outstanding advances under the line of credit the Bank has with the FHLB. The Bank is in compliance with the required investment. As of December 31, 2001 and 2000, the balance of the FHLB investment was $12.6 million and $3.1 million, respectively.
   Loans and Related Allowance for Credit Losses: Loans are recorded in the consolidated balance sheets at principal amounts outstanding. Interest on loans is accrued daily as earned. It is generally the Company's policy to place a loan on non-accrual status in the event that the borrower is 90 days or more delinquent or earlier if the timely collection of interest and/or principal appears doubtful. When loans are placed on non-accrual status, the accrual of income is discontinued and previously accrued but unpaid interest is generally reversed against income. The amortization of any deferred loan fees is stopped. Subsequent payments are generally applied to principal or reported as recoveries on amounts previously charged-off. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.
   The Company provides for credit losses by a charge to operations based upon the composition of the loan and lease portfolio, past loss experience, current economic conditions, evaluations made by regulatory authorities, and such other factors that, in management's judgment, deserve recognition in estimating probable credit losses. The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses. The allowance for credit losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable as of December 31, 2001. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance. The allowance for credit losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Additionally, regulatory examiners may require the Bank to recognize additions to the allowance for credit losses based upon their judgments regarding information available to them at the time of their examination. Charge-offs of loans are debited to the allowance for credit losses. Recoveries on loans previously charged off are credited to the allowance for credit losses.
   A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The Company reviews all non-homogenous loans individually for impairment. Homogenous pools that the Company does not review individually for impairment include mortgage loans secured by single-family real estate and SBA loans where the Bank's unguaranteed exposure is $500,000 or less. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate,
(ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for credit losses. Income recognition on impaired loans is similar to that for non-accrual loans but can include the accrual of interest. The accrual of interest is normally followed for those impaired loans which have been restructured with the borrower servicing the debt pursuant to the contractual terms of the restructuring. While a loan is on non-accrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining book balance of the loan (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The Bank's determination as to the ultimate collectibility of the loan's remaining book balance is supported by a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment, including consideration of the borrower's historical repayment performance and other relevant factors.
   Loan Origination Fees: Loan origination fees and commitment fees, (offset by certain direct loan origination costs,) are deferred and recognized in income over the contractual life of the loan as an adjustment of yield.
   Premises and Equipment: Premises and equipment are stated at historical cost less accumulated depreciation or amortization. Depreciation is computed utilizing the straight-line method over the estimated lives of the assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the estimated useful life of the assets or the terms of the respective leases. The lease term is defined as the original lease term plus option periods with a maximum of 15 years unless there is a reason to believe that the premises will be vacated prior to the end of the lease term.
   Other Real Estate Owned: Other real estate owned ("OREO") is comprised of real estate acquired through foreclosure proceedings. These assets are initially recorded at fair value minus selling costs of the related real estate. The fair value of the real estate is based upon an appraisal adjusted for estimated carrying and selling costs. The excess carrying value, if any, over the fair value of the asset upon foreclosure is charged to the allowance for credit losses at the time of acquisition. Any subsequent decline in the fair value of OREO is recognized as a charge to operations and a corresponding increase to the valuation allowance on OREO. Gains and losses from sales and net operating expenses of OREO are included in net other real estate owned expense (income) in the accompanying consolidated statements of income.
   Real Estate Held for Investment: The Bank is a limited partner in three different partnerships that invest in low income housing projects that qualify for federal income tax credits. As further discussed in note 8 of the notes to consolidated financial statements, the partnership interests are accounted for based on the percentage ownership and control exerted by the Company over the partnerships. The three partnership investments are accounted for as follows: the cost method, a method which approximates the equity method, and a method resulting in approximately the same treatment as if the investment had been consolidated.
   Other Investments: This asset category includes the partnership interests owned by GBC Venture Capital and a partnership interest in an aircraft finance trust owned by the Bank. The partnership interests are carried under the equity method. Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method.
   Foreign Currency Translation: Assets and liabilities of the foreign office in Taipei are translated to U. S. dollars at current exchange rates. Income and expense amounts are translated based on the average current exchange rates in effect during the month in which the transactions are recorded. These translation adjustments are included in accumulated other comprehensive income of the accompanying consolidated balance sheets.
   Earnings Per Share: Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.
   Income Taxes: The Company files a consolidated federal income tax return with its subsidiaries, a combined California franchise tax return and New York State and City tax returns.
   For the tax year 2001, the Bank intends to file a separate return with the California Franchise Board for its real estate investment trust subsidiary.
   The Company records income taxes under the asset and liability method. Income tax expense is derived by establishing deferred tax assets and liabilities as of the reporting date for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences, as well as available taxable income in carryback years and projections of future income. Tax benefits associated with the exercise of non-qualified stock options are credited to stockholders' equity.
   Stock Option Plans: On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.
   Consolidated Statements of Cash Flows: Cash and cash equivalents consist of cash and due from banks, federal funds sold and securities purchased under agreements to resell with original maturities of three months or less.
   Derivatives: On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard obligates the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.
   Upon the implementation of SFAS No. 133, a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change in accounting principle in the Company's consolidated statements of income.
   As of December 31, 2001, no hedge designation was specified for the outstanding derivatives. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology banking relationships. Most of these warrants contain cashless exercise provisions thereby qualifying them as derivatives under SFAS No. 133. The warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets. The Black-Scholes model is utilized for purposes of the computation of fair value.
   Segment Information and Disclosures: Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has concluded it has one segment.
   Recent Accounting Developments: In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.
   SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets". As permitted by SFAS No.142, the Company plans to adopt the new standard in the first quarter of the fiscal year 2002. Upon adoption of SFAS No.142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments. Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. It is not anticipated that the adoption of this statement will have a material effect on the Company.
   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. Two provisions of SFAS No.143 are effective for fiscal years beginning after June 15, 2002. The adoption of this statement will have no impact on the Company.
   In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets." For long-lived assets to be held and used, SFAS No.144 retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No.144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-assets" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spin off), SFAS No.144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin off if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No.144 retains the requirement of SFAS No.121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No.144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issue of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to 'held and used". The provisions of SFAS No.144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, of adoption of SFAS No.144.

NOTE 2--CASH AND DUE FROM BANKS

   The Company is required to maintain cash on hand and on deposit to meet reserve requirements established by the Federal Reserve Bank. Average reserve requirements were $0.3 million during 2001, unchanged from 2000.

NOTE 3-- SECURITIES PURCHASED UNDER
         AGREEMENTS TO RESELL

   As of December 31, 2001 and 2000, securities purchased under agreements to resell were collateralized by single family residential loans and commercial paper all of which constituted overnight lending. The collateral is held in custody of a trustee who is not a party to the transaction. The following table indicates information relating to securities purchased under agreements to resell all of which were overnight maturities:

                                                  2001      2000
            -------------------------------------------------------
            (Dollars in Thousands)
            Amount Outstanding as of
             December 31                         $75,000  $ 60,000
            Maximum Month End Amount
             Outstanding                         $90,000  $150,000
            Average Outstanding for the Year     $53,967  $107,081
            Weighted Average Rate of Interest       3.99%     6.48%
            Weighted Average Rate of Interest as
             of December 31                         1.97%     6.78%

NOTE 4--SECURITIES

   The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities as of December 31, 2001 and 2000 were as follows:

                                                      Gross      Gross
                                         Amortized  Unrealized Unrealized
December 31, 2001                          Cost       Gains      Losses   Fair Value
------------------------------------------------------------------------------------
(In Thousands)

Securities Available-for-Sale
  U.S. Government Agencies               $  100,877  $ 1,614     $  237   $  102,254
  Mortgage Backed Securities                302,827    2,212      1,963      303,076
  Commercial Mortgage Backed Securities     166,332    4,879        848      170,363
  Corporate Notes                            87,530    4,446         --       91,976
  Collateralized Mortgage Obligations       308,299    6,176        697      313,778
  Asset Backed Securities                   102,334    2,588         --      104,922
  FHLB Stock                                 12,620       --         --       12,620
                                         -------------------------------------------
    Total                                $1,080,819  $21,915     $3,745   $1,098,989
                                         -------------------------------------------

Trading Account Securities
  Equity Issues                          $       --  $    --     $   --   $       31
                                         -------------------------------------------
    Total                                $       --  $    --     $   --   $       31
                                         -------------------------------------------

                                                      Gross      Gross
                                         Amortized  Unrealized Unrealized
December 31, 2000                          Cost       Gains      Losses   Fair Value
------------------------------------------------------------------------------------
(In Thousands)

Securities Held-to-Maturity
  U.S. Government Agencies               $    1,025  $    --     $   57   $      968
                                         -------------------------------------------
    Total                                $    1,025  $    --     $   57   $      968
                                         -------------------------------------------

Securities Available-for-Sale
  U.S. Government Agencies               $   20,854  $   526     $   --   $   21,380
  Mortgage Backed Securities                 93,147    1,350        235       94,262
  Commercial Mortgage Backed Securities      69,504    2,898         --       72,402
  Corporate Notes                            84,975      955         55       85,875
  Collateralized Mortgage Obligations       263,287    3,704        290      266,701
  Asset Backed Securities                   303,221    3,371      1,041      305,551
  FHLB Stock                                  3,124       --         --        3,124
  Other Securities                              190    5,898         --        6,088
                                         -------------------------------------------
    Total                                $  838,302  $18,702     $1,621   $  855,383
                                         -------------------------------------------

Trading Account Securities
  Equity Issues                          $       --  $    --     $   --   $    4,637
                                         -------------------------------------------
    Total                                $       --  $    --     $   --   $    4,637
                                         -------------------------------------------

   As of December 31, 2001, the yield on the collateralized mortgage obligations available-for-sale was 6.29%. As of December 31, 2000, the yield on collateralized mortgage obligations available for sale was 7.21%. As of December 31, 2001 and 2000, there were no collateralized mortgage obligations held to maturity.
   As of December 31, 2001 and 2000, the yield on the asset backed securities available-for-sale was 6.81% and 6.95%, respectively. There were no asset backed securities held-to-maturity as of December 31, 2001 and 2000.
   Trading account (losses) gains is income earned or losses incurred on securities classified as trading account securities. GBC Venture Capital, Inc. ("Venture Capital") receives equity securities which it holds as trading securities from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The mark to market and disposition of these securities results in trading account gains/(losses). For the year ended December 31, 2001, 2000 and 1999, the change in net unrealized holding gains/(losses) that is included in trading account (losses) gains is $(4,605,000), $3,435,000 and $1,159,000, respectively.
   The following table discloses proceeds received and gross gains / (losses) recognized from the sale of available-for-sale securities for the years as indicated:

                                 2001                   2000                   1999
                        ---------------------  ----------------------  -------------------
Security Classification Proceeds  Gain  (Loss) Proceeds Gain  (Loss)   Proceeds Gain (Loss)
-------------------------------------------------------------------------------------------
(In Thousands)
  Available-for-Sale    $116,229 $6,844 $(131) $201,021 $55  $(10,396) $134,826 $ -- $(751)

   The amortized cost and fair value of securities as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Securities
                                               Available-for-Sale
                                              ---------------------
                                              Amortized
                                                Cost     Fair Value
             ------------------------------------------------------
             (In Thousands)
             Due in One Year or Less          $   22,592 $   22,864
             Due After One Year Through Five
              Years                              177,711    183,251
             Due After Five Years Through Ten
              Years                               64,531     67,141
             Due After Ten Years                 815,985    825,733
                                              ---------------------
               Total                          $1,080,819 $1,098,989
                                              ---------------------

   The following table summarizes the aggregate amortized cost and fair value of securities of any one issuer which exceeds ten percent of stockholders' equity as of December 31, 2001. Securities issued by the U.S. government are not included:

                                                Amortized  Fair
              Issuer                              Cost     Value
              ----------------------------------------------------
              (In Thousands)
              Bear, Stearns Commercial Mortgage $ 24,687  $ 25,263
              Citicorp Mortgage Securities        20,223    20,651
              Credit Suisse First Boston          20,896    20,819
              GMAC Commercial Mortgage            20,892    20,390
              Lehman Brothers Inc.                23,718    25,067
              Norwest Capital                     20,750    21,455
                                                ------------------
                Total                           $131,166  $133,645
                                                ------------------

   The above includes corporate notes, asset backed securities, mortgage backed securities and collateralized mortgage obligations. The rating for corporate notes is single-A; all other issuers are triple A rated.
   As of December 31, 2001 and 2000, securities from the available-for-sale portfolio were pledged in an amount and for the purposes indicated as follows:

                                                    December 31,
                                                    -------------
                                                     2001   2000
               --------------------------------------------------
               (In Millions)
               Borrowings from Federal Reserve Bank $ 16.0 $ 19.5
               Public Time Deposits                  154.3  121.7
               FHLB Advances                         241.7   57.8
               Other Purposes                         10.6   10.2
                                                    -------------
                 Total                              $422.6 $209.2
                                                    -------------

NOTE 5-- LOANS AND LEASES AND ALLOWANCE
         FOR CREDIT LOSSES

   The composition of the Company's loan portfolio and leveraged leases as of December 31, 2001 and 2000, was as follows:

                                                 2001       2000
            -------------------------------------------------------
            (In Thousands)
            Commercial                        $  495,681  $449,484
            Real Estate--Construction            234,860   166,656
            Real Estate--Conventional            364,567   309,834
            Installment                              101         2
            Other Loans                           20,345    25,969
            Leveraged Leases                      17,335    17,078
                                              --------------------
              Total                           $1,132,889  $969,023
            Less: Allowance for Credit Losses    (23,656)  (19,426)
                Deferred Loan Fees                (7,600)   (4,085)
                                              --------------------
              Loan and Leases, Net            $1,101,633  $945,512
                                              --------------------

   Construction loans are collateralized primarily by single family residences, condominiums, townhouses and multi-family buildings. Real estate loans are collateralized primarily by single family residences, condominiums, multi-family residences, commercial and industrial buildings, motels and hotels and land.
   In the ordinary course of business, the Bank has granted loans to certain executive officers and directors and the companies with which they are associated. In the opinion of management, the loans were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time of origination for comparable transactions with other customers and did not involve more than the normal risk of collectibility or present other unfavorable features. The following provides information regarding the aggregate indebtedness of related parties:

                                                December 31,
                                         -------------------------
                                          2001     2000     1999
            -------------------------------------------------------
            (In Thousands)
            Balance at Beginning of Year $ 1,518  $ 3,207  $ 2,393
            New Loans and Advances         1,274    1,082    3,562
            Repayments                    (1,562)  (2,771)  (2,748)
                                         -------------------------
              Balance at End of Year     $ 1,230  $ 1,518  $ 3,207
                                         -------------------------

   The related parties indebtedness for the above three year presentation has been adjusted to take into account an employee becoming executive officer in 2001. The related indebtedness was originated in 1998.
   Leveraged leases are comprised primarily of two aircraft leveraged leases. In December 1997, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.0 million and a remaining estimated economic life of 28 years. The lease term ends in March, 2016, however, the lessee has an early buy out option in the year 2011. The Company's original equity investment was $6.3 million. As of December 31, 2001 the carrying value was $8.8 million. As of December 31, 2001, the aircraft is subject to $15.5 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the full-term lease is estimated to be $5.5 million, as of December 31, 2001, unchanged from prior years. The residual value is supported by an independent appraisal done in December, 2001.
   In December 1996, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.2 million and a remaining estimated economic life of 30 years. The lease term is through the year 2012. The Company's original equity investment was $5.2 million. As of December 31, 2001, the carrying value was $8.1 million. As of December 31, 2001, the aircraft is subject to $12.9 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $7.6 million, as of December 31, 2001, unchanged from prior years. The residual value is supported by an independent appraisal done in December, 2001.
   For federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.
   The Company's net investment in leveraged leases is composed of the following elements:

                                                    December 31,
                                                 ------------------
                                                   2001      2000
           ---------------------------------------------------------
           (In Thousands)
           Rentals Receivable (Net of Principal
            and Interest on the Nonrecourse
            Debt)                                $ 10,937  $ 10,937
           Direct Cost                                940     1,015
           Estimated Residual Value of Leased
            Assets                                 13,700    13,869
           Less: Unearned and Deferred Income      (8,242)   (8,743)
                                                 ------------------
           Investment in Leveraged Leases          17,335    17,078
           Less: Deferred Taxes Arising from
            Leveraged Leases                      (14,352)  (16,601)
                                                 ------------------
             Net Investment in Leveraged Leases  $  2,983  $    477
                                                 ------------------

   During 2001, pre-tax interest income recognized for leveraged leases was $558,000, all of which related to the two aircraft leases discussed above. Pre-tax income recognized for leveraged leases during 2000 and 1999 was $672,000 and $930,000, respectively.
   As of December 31, 2001, and 2000, $73.2 million and $89.9 million of real estate loans were pledged to the Federal Home Loan Bank for the outstanding advances under the line of credit from the FHLB and outstanding letters of credit.
   A summary of activity in the allowance for credit losses is as follows:

                                           2001     2000     1999
            --------------------------------------------------------
            (In Thousands)
            Balance at Beginning of Year $ 19,426  $19,808  $19,381
            Provision for Credit Losses    20,100    1,200    3,500
            Charge-offs                   (17,327)  (4,390)  (6,337)
            Recoveries                      1,457    2,808    3,264
                                         --------------------------
              Balance at End of Year     $ 23,656  $19,426  $19,808
                                         --------------------------

   The following table provides information with respect to the Company's past due loans, non-accrual loans and restructured loans, as of the dates indicated:

                                                December, 31
                                           -----------------------
                                            2001    2000    1999
              ----------------------------------------------------
              (In Thousands)
              Loan 90 Days or More Past
               Due and Still Accruing      $ 1,730 $ 2,217 $    --
              Non-accrual Loans             24,940  14,823  44,521
              Restructured Loans             1,706   4,978   7,249
                                           -----------------------
                Total Past Due, Non-
                 accrual and Restructured
                 Loans                     $28,376 $22,018 $51,770
                                           -----------------------

   The effect of non-accrual loans outstanding as of year-end on interest income for the years 2001, 2000 and 1999 is presented below:

                                         2001     2000     1999
               --------------------------------------------------
               (In Thousands)
               Contractual Interest Due $ 3,329  $ 2,043  $4,546
               Interest Recognized       (2,085)  (1,606)   (972)
                                        ------------------------
                 Net Interest Foregone  $ 1,244  $   437  $3,574
                                        ------------------------

   Contractual interest due is based on original loan amounts. Any partial charge-offs are not considered in the determination of contractual interest due.
   The effect of restructured loans outstanding as of year-end on interest income for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                          2001   2000   1999
                 ---------------------------------------------
                 (In Thousands)
                 Contractual Interest Due $ 218  $ 968  $ 993
                 Interest Recognized       (199)  (684)  (764)
                                          -------------------
                   Net Interest Foregone  $  19  $ 284  $ 229
                                          -------------------

   There were no commitments to lend additional funds to borrowers associated with restructured loans, as of December 31, 2001.
   The following table discloses pertinent information as it relates to the Company's impaired loans as of and for the years indicated:

                                         As of and for the Year Ended
                                                 December 31,
                                         ---------------------------
                                           2001       2000    1999
            ---------------------------------------------------------
            (In Thousands)
            Recorded Investment with
             Related Allowance           $28,734    $ 9,598  $42,881
            Recorded Investment with no
             Related Allowance               273      3,778    4,003
                                         ---------------------------
              Total Recorded Investment   29,007     13,376   46,884
            Allowance on Impaired Loans   (5,224)    (2,626)  (5,806)
                                         ---------------------------
              Net Recorded Investment
               in Impaired Loans         $23,783    $10,750  $41,078
                                         ---------------------------
            Average Total Recorded
             Investment in Impaired
             Loans                       $23,516    $20,431  $46,479
            Interest Income Recognized   $   239    $ 1,222  $   538

   Of the amount of interest income recognized in 2001, 2000 and 1999, no interest was recognized under the cash basis method.
   As of December 31, 2001 and 2000, the Bank was servicing approximately $1.3 million and $1.7 million of residential loan mortgages, respectively, on behalf of third party investors.

NOTE 6--PREMISES AND EQUIPMENT

   A summary of premises and equipment is as follows:

                                                   December 31,
                                                 ----------------
                                                  2001     2000
              ----------------------------------------------------
              (In Thousands)
              Land                               $ 1,246  $ 1,246
              Bank Premises                        1,504    1,504
              Leasehold Improvements               2,555    2,555
              Furniture, Fixtures and Equipment   10,936   10,160
                                                 ----------------
                                                  16,241   15,465
              Less: Accumulated Depreciation and
               Amortization                       (9,859)  (9,887)
                                                 ----------------
                Total                            $ 6,382  $ 5,578
                                                 ----------------

   The range of estimated depreciable lives is twenty-five years for bank premises, five to fifteen years for leasehold improvements and three to five years for furniture, fixtures and equipment. Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $1,242,000, $1,291,000, and
$1,388,000, respectively.
   The Company conducts a portion of its operations in leased facilities under non-cancelable operating leases expiring at various dates through 2010. The following summarizes the Company's future minimum lease commitments as of December 31, 2001:

                             Year
                             ----------------------
                             (In Thousands)
                               2002         $ 2,618
                               2003           2,433
                               2004           2,625
                               2005           2,063
                               2006           1,833
                               Thereafter     3,770
                                            -------
                                 Total      $15,342
                                            -------

   Net rental expense included in occupancy expense was approximately $2,625,000, $2,416,000 and $2,409,000, for the years ended December 31, 2001,
2000 and 1999, respectively.

NOTE 7--OTHER REAL ESTATE OWNED

   As of December 31, 2001, other real estate owned ("OREO") consisted of one property with a net carrying value of $0.4 million. The property is located in the Los Angeles area. As of December 31, 2000 OREO consisted of six properties with a net carrying value of $1.0 million. The following table sets forth OREO by type of property as of December 31, 2001 and 2000:

                                                  December 31,
                                                 -------------
                                                 2001    2000
                -----------------------------------------------
                (In Thousands)
                Property Type
                Land                             $  --  $  471
                Retail Facilities                  803     803
                Industrial Facilities / Building    --     652
                Less: Valuation Allowance         (420)   (891)
                                                 -------------
                  Total OREO, Net                $ 383  $1,035
                                                 -------------

   A summary of activity in the valuation allowance is as follows for the years indicated:

                                            2001    2000     1999
            -------------------------------------------------------
            (In Thousands)
            Balance at Beginning of Year    $ 891  $ 3,015  $2,000
            Provision Charged to Operations    --      389   1,900
            Charge-offs                      (471)  (2,513)   (885)
                                            ----------------------
              Balance at End of Year        $ 420  $   891  $3,015
                                            ----------------------

   For the years ended December 31, 2001, 2000 and 1999, net other real estate owned (income) expense was comprised of the following:

                                           2001    2000     1999
            -------------------------------------------------------
            (In Thousands)
            Net Gain on Sale of Other Real
             Estate Owned                  $(475) $(1,841) $(2,604)
            Provision for Losses on Other
             Real Estate Owned                --      389    1,900
            Net Operating Expenses            78      143      722
                                           -----------------------
              Net Other Real Estate Owned
               (Income) Expense            $(397) $(1,309) $    18
                                           -----------------------

NOTE 8--REAL ESTATE HELD FOR INVESTMENT

   Real estate held for investment ("REI") at December 31, 2001 and 2000 was comprised of investments in low income housing projects.
   As of December 31, 2001 and 2000, the Company had three investments with a net of $2.1 million and $3.8 million, respectively, in limited partnerships formed for the purpose of investing in real estate projects. These projects qualify for low income housing tax credits. The limited partnerships will generate tax credits over a weighted average remaining period of approximately
0.6 years. Please refer to note 12 of the notes to consolidated financial statements for income tax effects. The following table identifies the pertinent details of the three projects as of December 31, 2001 and 2000:

                                                 December 31,
                                                 -------------
                                  %       Date    2001   2000
                 Project Name Ownership Acquired Amount Amount
                 ---------------------------------------------
                 (Dollars In Thousands)
                  Liberty        7.1%    Mar-90  $   -- $1,403
                  Greenview     97.4%    Sep-92   1,961  2,171
                  Las Brisas    49.5%    Dec-93     168    252
                                                 -------------
                    Total                        $2,129 $3,826
                                                 -------------

   The method of accounting for the Greenview investment approximates the results if the investment were consolidated. A $1.4 million first deed of trust on the Greenview property is included in accrued expenses and other liabilities on the Company's consolidated balance sheet. The cost method is used for the investment in Liberty with the investment being amortized over the remaining period that tax credits will be received. As of December 31, 2001, the Liberty project is fully amortized with a net carrying value of zero. A method approximating the equity method is used for the Las Brisas investment.
   Expenses incurred for REI, consisting entirely of the amortization of the investment balances, and included in other expense, were $1,697,000, $1,697,000 and $1,512,000, for the years ended 2001, 2000 and 1999, respectively.

NOTE 9--OTHER INVESTMENTS

   As of December 31, 2001 and 2000, other investments totaled $11.5 million and $15.4 million, respectively. Included in the balance as of December 31, 2001 and 2000 are investments in various venture capital funds which in turn invest in technology companies, amounting to $8.7 million and $7.5 million, respectively. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. The Company has investments in various venture capital funds. There is no significant contribution or interest in any one fund. Also included in other investments is a 10% equity interest in an aircraft finance trust ("AFT") totaling $2.3 million net of valuation reserve of $3.8 million, and $7.5 million, as of December 31, 2001 and 2000, respectively. There was no valuation reserve in 2000. The valuation reserve represents 10% of the other comprehensive loss for AFT, which was primarily the result of the implementation of SFAS No.133. AFT holds derivative instruments that are marked to fair value through other comprehensive income. AFT owns a number of aircraft on lease to different lessees in various countries. The decline of the net investment is due to the significant impairment expense recorded on the books of AFT and the effect of the implementation by AFT of SFAS No.133. The above partnership interests are all accounted for by the equity method. In the case of AFT, the (loss) income included in (loss) income from other investments is based on the SEC reported results for the nine months ended September 30 as filed by AFT. The Company records an estimated 4th quarter result based on the information and financial data as reported for the nine months. The equity accounting for the venture capital funds includes the operations of the fund including realized gains/losses from sales of the portfolio, but does not include the unrealized gain/losses. Finally, included in the category of other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act, totaling $0.5 million and $0.4 million as of December 31, 2001, and 2000, respectively. Such investments are accounted for by the cost method.

NOTE 10--DEPOSITS

   The Bank obtains deposits primarily through a network of 18 full service branches located in the state of California, primarily, southern California, and one full service branch in the state of Washington. Deposits obtained by the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to a maximum of $100,000 for each depositor.
   The following table sets forth the average amount, the ratio to total average deposits and the average rate paid on each of the following deposit categories for the year ended December 31, 2001, 2000 and 1999:

                                  2001                        2000                        1999
                       --------------------------  --------------------------  --------------------------
                                          Weighted                    Weighted                    Weighted
                        Average           Average   Average           Average   Average           Average
                        Amount    Ratio     Rate    Amount    Ratio     Rate    Amount    Ratio     Rate
----------------------------------------------------------------------------------------------------------
(Dollars In Thousands)
 Deposits
 Noninterest-Bearing
  Demand Deposits      $  195,929  11.45%     --%  $  190,863  11.67%     --%  $  164,620  11.41%     --%
 Interest-Bearing
  Demand Deposits         367,412  21.48    2.00      395,362  24.18    3.53      299,588  20.77    2.56
 Saving Deposits           70,897   4.14    1.31       74,324   4.55    2.46       82,356   5.71    2.20
 Time Deposits          1,076,578  62.93    4.58      974,346  59.60    5.45      895,875  62.11    4.57
                       ----------------------------------------------------------------------------------
   Total               $1,710,816 100.00%   3.80%  $1,634,895 100.00%   4.77%  $1,442,439 100.00%   3.94%
                       ----------------------------------------------------------------------------------

   The aggregate dollar amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $920.6 million and $826.2 million, respectively.
   As of December 31, 2001 and 2000, there were no brokered deposits outstanding. During 2001 and 2000, the Bank accepted deposits from the State of California. As of December 31, 2001, these deposits totaled $140.0 million, an increase of $40.0 million from December 31, 2000. The Company has pledged securities in excess of the required amount of 110 percent of this deposit amounting to $154.3 million, as of December 31, 2001. The securities pledged are collateralized mortgage obligations, mortgage backed securities and U.S. Agencies. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable.

   Deposits outstanding as of December 31, 2001, mature as follows:

                                                 Amount
                      -----------------------------------
                      (In Thousands)
                      Immediately Withdrawable $  747,491
                      Year Ending December 31:
                        2002                    1,066,723
                        2003                       13,359
                        2004                          129
                        2005                          200
                        2006                           25
                                               ----------
                          Total Deposits       $1,827,927
                                               ----------

NOTE 11--OTHER BORROWINGS

   As of December 31, 2001 and 2000, the Bank had obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $252.4 million and $25.0 million, respectively. The following relates to these advances for the years ended December 31 as indicated:

                                    2001              2000
                              ----------------  ---------------
                                       Weighted         Weighted
                                       Average          Average
                                       Interest         Interest
               Maturity        Amount    Rate   Amount    Rate
               -------------------------------------------------
               (In Thousands)
                 Within
                  90 days           --     --   $10,000   5.19%
                 Within 90-
                  365 days    $ 25,000   4.93%   10,000   4.92%
                 1-2 years     195,400   3.92%    5,000   5.61%
                 2-3 years      32,000   5.07%       --     --
                              ---------------------------------
                              $252,400   4.16%  $25,000   5.17%
                              ---------------------------------

   The advances from the FHLB as of December 31, 2001 and 2000 were collateralized by securities available-for-sale and real estate mortgage loans as well as the required investment in the stock of the FHLB. The approximate carrying value of the securities and loans as of December 31, 2001 and 2000 was $314.8 million and $147.7 million, respectively. The carrying value of the FHLB stock was $12.6 million and $3.1 million, as of December 31, 2001 and 2000, respectively. In addition to collateralizing the advances, the above mentioned securities and loans also collateralized outstanding letters of credit.
   The Bank has an available line of credit up to 25% of its assets subject to appropriate collateral. As of December 31, 2001, based on current securities and loans pledged, the Company had $10.3 million of unused line of credit available with the FHLB.
   On July 30, 1997, the Company issued, through a public offering, $40 million of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized over the 10 year life of the subordinated notes. The notes are not redeemable prior to August 1, 2002. Thereafter, the notes are redeemable, in whole or in part, at the option of the Company at decreasing redemption prices plus accrued interest to the date of redemption. The notes have no sinking fund. The indenture (the "Indenture") under which the notes are issued does not limit the ability of the Company or its subsidiaries to incur additional indebtedness. The Indenture provides that the Company cannot pay cash dividends or make any other distribution on, or purchase, redeem or acquire its capital stock, except that the Company may (1) declare and pay a dividend in capital stock of the Company and (2) declare and pay dividends, purchase, redeem or otherwise acquire for value its capital stock or make other distributions in cash or property other than capital stock of the Company if the amount of such dividend, purchase or distribution, together with the amount of all previous such dividends, purchases, redemptions and distributions of capital stock after December 31, 1996, would not exceed in the aggregate the sum of (a) $38 million, plus (b) 100% of the Company's consolidated net income (or minus 100% of the Company's consolidated net loss, as the case may be), based upon audited consolidated financial statements, plus (c) 100% of the net proceeds received by the Company on account of any capital stock issued by the Company (other than to a subsidiary of the Company) after December 31, 1996. As of December 31, 2001 and 2000, in the opinion of management, the Company was in compliance with all the terms, conditions and provisions of the Indenture.

NOTE 12--INCOME TAXES

   Income tax (benefit) expense in the accompanying consolidated statements of income is comprised of the following:

                                            Year Ended December 31,
                                           ------------------------
                                            2001     2000    1999
            --------------------------------------------------------
            (In Thousands)

            Current Taxes
              Federal                      $ 7,542  $12,974 $13,681
              State                          1,096    5,167   4,764
                                           ------------------------
                Total                        8,638   18,141  18,445

            Deferred Taxes
              Federal                        1,256    3,233     143
              State                           (245)   1,326    (578)
                                           ------------------------
                Total                      $ 1,011  $ 4,559 $  (435)
            Taxes Credited to
             Stockholders' Equity for
             Exercise of Stock Options       4,901      960     322
                                           ------------------------
            Total Provision for Income
             Taxes per Consolidated
             Statements of Income          $14,550  $23,660 $18,332
                                           ------------------------
            Deferred Taxes Charged/
             (Credited) to Shareholders'
             Equity Related to
             Available-for-Sale Securities $ 1,129  $13,187 $(7,339)
                                           ------------------------

   Tabulated below are the significant components of the net deferred tax asset (liability) as of December 31, 2001 and 2000:

                                                       Year Ended
                                                      December 31,
                                                   ------------------
                                                     2001      2000
         -------------------------------------------------------------
         (In Thousands)

         Components of the Deferred Tax Asset
           Deferred Compensation                   $  1,538  $  1,707
           Provision for Credit Losses                9,485     9,676
           California Franchise Taxes                   810     2,777
           Allowance for Other Real Estate
            Owned                                       177       409
           Other                                      1,725       819
                                                   ------------------
             Deferred Tax Asset                      13,735    15,388
                                                   ------------------

         Components of the Deferred Tax
          Liability
           Discount Accretion                        (1,479)     (991)
           Leveraged Leases                         (14,352)  (16,601)
           Low Income Housing                        (6,463)   (3,994)
           Unrealized Net Gain on Securities         (6,053)   (7,182)
           Other                                       (756)   (2,106)
                                                   ------------------
             Deferred Tax Liability                 (29,103)  (30,874)
                                                   ------------------
             Net Deferred Tax (Liability) Asset    $(15,368) $(15,486)
                                                   ------------------

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

                                                 Percent of Pre-tax
                                                Earnings Year Ended
                                                    December 31,
                                                ------------------
                                                2001   2000   1999
            --------------------------------------------------------
            Statutory Federal Corporate Income
             Tax Rate                           35.0 % 35.0 % 35.0 %
            State Tax, Net of Federal Income
             Tax Effect                          2.8 %  6.8 %  7.0 %
            Increase (Decrease) Resulting from:
              Low Income Housing Tax Credit     (2.8)% (2.9)% (4.1)%
              Other, net                        (0.5)% (0.8)%  0.0 %
                                                ------------------
                                                34.5 % 38.1 % 37.9 %
                                                ------------------

   The Company had a current income tax receivable of $3,272,000 and $1,557,000 as of December 31, 2001 and 2000, respectively.
   The federal income tax return as filed for the year 1998 is currently being examined by the Internal Revenue Service. The Company does not anticipate any adjustment to the liability as filed.

NOTE 13--EARNINGS PER SHARE

   The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

                                    For the Year Ended 2001             For the Year Ended 2000
                              ----------------------------------  ----------------------------------
                                Income       Shares     Per Share   Income       Shares     Per Share
                              (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amount)
Income before Cumulative
 Effect of a Change in
 Accounting Principle           $27,640                             $38,476
                                -------                             -------
Basic EPS
  Income Before
   Cumulative Effect of a
   Change in Accounting
   Principle Available to
   Common Stockholders          $27,640    11,673,000    $ 2.37     $38,476    11,554,000    $ 3.33
                              -----------------------------------------------------------------------
Effect of Dilutive Securities
  Options--Common
   Stock Equivalents                           75,000     (0.01)                  259,000     (0.07)
                                           ----------    ------                ----------    ------
Diluted EPS
  Income Before
   Cumulative Effect of a
   Change in Accounting
   Principle Available to
   Common Stockholders          $27,640    11,748,000    $ 2.36     $38,476    11,813,000    $ 3.26
                              -----------------------------------------------------------------------

                                    For the Year Ended 1999
                              ----------------------------------
                                Income       Shares     Per Share
                              (Numerator) (Denominator)  Amount
-----------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amount)
Income before Cumulative
 Effect of a Change in
 Accounting Principle           $29,988
                                -------
Basic EPS
  Income Before
   Cumulative Effect of a
   Change in Accounting
   Principle Available to
   Common Stockholders          $29,988    12,430,000    $ 2.41
                                -------    ----------    ------
Effect of Dilutive Securities
  Options--Common
   Stock Equivalents                          242,000     (0.04)
                                           ----------    ------
Diluted EPS
  Income Before
   Cumulative Effect of a
   Change in Accounting
   Principle Available to
   Common Stockholders          $29,988    12,672,000    $ 2.37
                                -------    ----------    ------

   As of December 31, 2001, 2000 and 1999, the number of shares of anti-dilutive options were 1,103,200, 0 and 604,700, respectively.

NOTE 14--PENDING LITIGATION

 Legal Action

   In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

NOTE 15--EMPLOYEE BENEFIT PLANS

   The Company adopted the 1999 Employee Stock Incentive Plan (the "Plan") as of April 22, 1999.
   The purpose of this plan, is to enable the Company and its subsidiaries to attract, retain and motivate their employees, non-employee directors and consultants by providing for or increasing the proprietary interests of such employees, non-employee directors and consultants in the Company, and, thereby, further align their interests with those of the shareholders of the Company.
   On January 26, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission (the "Commission") to register 2,484,120 shares (the "Shares") of the Registrant's Common Stock for issuance pursuant to the Registrant's 1999 Employee Stock Incentive Plan (the "Plan"), and such indeterminate number of shares as may become available under the Plan as a result of the adjustment provisions thereof. The Shares include (i) 1,000,000 shares, including any shares issuable pursuant to that certain Employment Agreement dated as of January 1, 1998, between the Registrant and Li-Pei Wu ("Mr. Wu"), as amended, (ii) 343,020 shares currently available for future awards under the Registrant's Amended and Restated 1988 Stock Option Plan (the "Prior Plan") and (iii) up to 1,141,100 shares subject to awards currently outstanding under the Prior Plan and which subsequently may be forfeited, canceled, or expired without delivery of shares.
   As of December 31, 2001, there were options outstanding that included three different vestings as described below:

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

   As of December 31, 2001, authorized stock option shares were 3,640,000. As of December 31, 2001 options available for future grant were 196,927.
   A summary of stock option activity and related option prices for 2001, 2000 and 1999 follows:

                                                Weighted
                                                Average  Range of or
                                     Number of   Option  Option Price
                                      Shares     Price    Per Share
          ------------------------------------------------------------
          Balance at January 1, 1999 1,138,400   $16.65  $6.59-$31.75
                                     ---------------------------------
          Granted                      164,500   $23.63  $23.00-$25.88
          Exercised                    (73,300)    9.06   6.94-15.75
          Forfeited                    (23,800)   24.66   8.69-29.25
          Expired                       (7,200)   28.54   27.13-29.25
                                     ---------------------------------
          Balance at December 31,
           1999                      1,198,600   $17.85  $6.59-$31.75
                                     ---------------------------------
          Granted                      161,500   $19.32  $18.88-$19.44
          Exercised                   (161,250)   18.45   6.75-31.75
          Forfeited                    (10,600)   21.29   14.25-27.13
          Expired                      (45,000)   27.01   14.25-29.25
                                     ---------------------------------
          Balance at December 31,
           2000                      1,143,250   $17.59  $6.59-$31.75
                                     ---------------------------------
          Granted                      898,000   $32.86  $28.80-$37.56
          Exercised                   (537,850)    8.11   6.59-29.25
          Forfeited                    (15,400)   28.91   19.44-37.56
          Expired                      (25,300)   31.05   19.44-37.56
                                     ---------------------------------
          Balance at December 31,
           2001                      1,462,700   $30.10  $8.69-$37.56
                                     ---------------------------------

   The following table indicated relevant information for all stock options outstanding, as of December 31, 2001:

                                            Weighted Average
                                               Remaining
                                            Contractual Life
                   Exercise Price  Shares      (in Years)
                   -----------------------------------------
                      $8.69           2,400    0.1
                      14.25          10,900    0.5
                      15.75           4,000    0.8
                      27.13          83,800    1.4
                      31.75         213,000    6.4
                      25.88          30,000    7.0
                      23.00          94,100    3.1
                      18.88          30,000    8.0
                      19.44         104,300    4.1
                      36.00          33,000    9.0
                      37.56         381,200    5.0
                      28.80         476,000    6.0
                                  --------------------------
                       Total      1,462,700    5.3 Years
                                  --------------------------

   For purposes of the above table, contractual life is defined as the time from balance sheet date to the expiration date of the option contract and may include a period of time during which the option is not vested.
   The following table indicates relevant information for all exercisable stock options, as of December 31, 2001:

                             Exercise Price Shares
                             ----------------------
                                $8.69         2,400
                                14.25        10,900
                                15.75         4,000
                                27.13        45,400
                                31.75       213,000
                                25.88        30,000
                                23.00        49,300
                                18.88        30,000
                                19.44        35,900
                                37.56        76,200
                                28.80       476,000
                                            -------
                                 Total      973,100
                                            -------

   As of December 31, 2001, 2000 and 1999, exercisable options were 973,100, 847,150 and 891,400 shares, respectively. The weighted average exercise price for all exercisable stock options as of December 31, 2001, 2000 and 1999 was $28.75, $16.03 and $16.02, respectively.

 Employment Agreement

   On February 19, 1998 Mr. Li-Pei Wu, Bancorp and the Bank entered into an employment agreement having an effective date of January 1, 1998, (the "Agreement").
   The Agreement provides for an employment term of five (5) years, commencing January 1, 1998, and ending December 31, 2002. Pursuant to the Agreement, Mr. Li-Pei Wu will serve as Chairman of the Board of Bancorp and the Bank throughout the entire term of the Agreement, but he will serve as Chief Executive Officer of Bancorp and the Bank only through December 31, 2000.
   On February 27, 2001, Mr. Peter Wu, Bancorp and the Bank entered into an employment agreement having an effective date of January 1, 2001. Mr. Peter Wu's employment agreement provides for, among other things, an annual incentive award. The annual incentive compensation award to be paid to Mr. Peter Wu pursuant to his employment agreement with Bancorp and the Bank is to be computed as follows: (i) one percent (1.0%) of any amount by which the Bank's tax equivalent income before the Bank's incentive bonus compensation awards exceeds ten percent (10%) of the net equity of the Bank at the beginning of that fiscal year but does not exceed fifteen percent (15%) of such net equity; and (ii) one and three tenths percent (1.3%) of any amount by which such income exceeds fifteen percent (15%) of such net equity. In addition, Mr. Peter Wu will be entitled to receive from each Bancorp subsidiary (other than the Bank), an incentive compensation award computed in accordance with a formula similar to the one described in the preceding sentence. The total annual incentive compensation award for any year is subject to a maximum dollar limitation of $350,000, except that there will be no such limitation for any year in which the ratio of the Bank's core earnings to its net equity at the beginning of the fiscal year is greater than
0.40. "Core earnings" for purposes of Mr. Peter Wu's employment agreement means the tax equivalent income before the Bank's incentive bonus compensation awards excluding gains and/or losses from securities, warrants and venture capital. Also, unrealized securities gains and/or losses are to be included in the calculation of the Bank's net equity.

 Contingent Stock Option Plan

   A contingent stock option plan issued at market is in effect which allows certain key officers of the Bank to purchase up to an aggregate of 562,800 shares, as of December 31, 2001 of the Company's authorized but unissued common stock at a price of $1.86-$14.25 per share. The stock options may be exercised by the optionee only in the event of certain triggering events, such as a merger, sale or disposition of all of the assets by the Company, or the Bank, or any similar event in which neither the Company nor the Bank is a survivor. Each of the contingent stock options is for a term of indefinite duration, provided, however, said options shall terminate upon the death of the optionee or in the event the optionee ceases to be employed by the Company. A summary of contingent stock option activity and related option prices for 2001, 2000 and 1999 follows:

                                            Weighted- Range of or
                                   Number    Average    Option
                                     of      Option    Price Per
                                   Shares     Price      Share
             -----------------------------------------------------
             Balance at January 1,
              1999                 574,900    $4.40   $1.86-$14.25
                                   -------------------------------
             Cancelled             (12,100)   $8.47       8.47
             Balance at
              December 31, 1999    562,800    $4.31   $1.86-$14.25
                                   -------------------------------
             Balance at
              December 31, 2000    562,800    $4.31   $1.86-$14.25
                                   -------------------------------
             Balance at
              December 31, 2001    562,800    $4.31   $1.86-$14.25
                                   -------------------------------

   The following table indicates relevant information for all contingent stock options outstanding, as of December 31, 2001:

                             Exercise Price Shares
                             ----------------------
                                $ 1.86      242,000
                                  2.17       96,800
                                  6.51       31,460
                                  6.59       48,400
                                  6.61       16,940
                                  6.75       10,000
                                  6.94       50,000
                                  8.13       12,000
                                  8.30       11,000
                                 10.02       24,200
                                 14.25       20,000
                                            -------
                                 Total      562,800
                                            -------

   The weighted average exercise price of all the contingent stock options outstanding was $4.31, as of December 31, 2001 and 2000.
   There were no contingent stock options that were exercisable as of December 31, 2001.

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

                                                2001    2000    1999
         -------------------------------------------------------------
         (In Thousands, Except Per Share Data)
               Net Income as Reported          $32,602 $38,476 $29,988
               Pro Forma Net Income            $31,785 $38,003 $29,555

               EPS as Reported--Basic          $  2.79 $  3.33 $  2.41
               EPS as Reported--Diluted        $  2.78 $  3.26 $  2.37

               Pro Forma EPS--Basic            $  2.72 $  3.29 $  2.38
               Pro Forma EPS--Diluted          $  2.71 $  3.22 $  2.33

   The Black-Scholes model was utilized for purposes of the option pricing. The volatility of 36.7%, 34.3% and 30.6%, for the options granted in 2001, 2000 and 1999, respectively, was based on historical weekly closing prices and historical annual dividend rates. The expected life of the options ranged from 1 month to 10 years. The dividend yield was 1.63%, 1.02% and 1.71% for 2001, 2000 and 1999, respectively. The risk-free interest rate which is based on the treasury bill/note rate, was 2.8%, 5.2% and 6.2% for options granted during 2001, 2000 and 1999, respectively. The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $4.89, $4.25 and $4.71, respectively.
   Pro forma net income does not reflect options granted under the contingent stock option plan as the options will become exercisable only upon the occurrence of certain triggering events, the dates of which cannot be determined.

 General Bank 401(k) Plan

   In 1988, the Bank established a 401(k) Plan in which all employees of the Bank may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least one year prior to the semi-annual enrollment date. Effective January 1, 2002, employees may contribute up to 50 percent of their annual base salary up to limits established by the Internal Revenue Service with the Company matching 100 percent of the employee's contribution up to 5 percent of that employee's base salary. In 2001, 2000 and 1999, the Bank's contribution amounted to $414,000, $401,000 and $342,000, respectively.

 Executive Incentive Savings Plan

   In 1992, the Board of Directors of the Bank authorized an Incentive Savings Plan which replaced the Executive Deferred Compensation Plan established in 1988. Under the plan, if any bonus or profit sharing award is received during the year by any vice president or any officer of the Bank ranking above such position (including officers who are also directors), he or she is allowed to set aside up to 30% of such bonus or profit sharing award received in the payment year, and the Bank will contribute additional funds for each participant to pay the approximate federal income tax for the portion of the bonus or award so set aside. This arrangement is tied to a paid-up life insurance program having investment features and the participant has the right to choose different investment vehicles for the investment of the portion of the bonus or award set aside as described above. The Bank has contributed approximately $334,000, $583,000 and $473,000 to this plan in 2001, 2000 and
1999, respectively.

NOTE 16-- FINANCIAL INSTRUMENTS WITH OFF-
          BALANCE SHEET RISK

   The consolidated balance sheets do not reflect various commitments relating to financial instruments which are used in the normal course of business. These instruments include commitments to extend credit and letters of credit. Management does not anticipate that the settlement of these financial instruments will have a material adverse effect on the financial condition or the operations of the Company.
   These financial instruments carry various degrees of credit and market risk. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Market risk is the possibility that future changes in the market price may render less valuable a financial instrument.
   The contractual amounts of commitments to extend credit and letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.
   Commitments to extend credit are legally binding loan commitments with fixed expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank receives a fee for providing a commitment. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon the extension of credit is based on management's evaluation. Collateral held varies but may include accounts receivable, inventory, property, equipment and real estate. As of December 31, 2001, the Company's undisbursed loan commitments amounted to approximately $584.9 million, of which $201.8 million related to construction loans. As of December 31, 2000, the Company's undisbursed loan commitments amounted to approximately $526.7 million, of which $143.4 million related to construction loans. As of December 31, 2001 and 2000, $127.0 and $152.3 million of loan commitments were related to a program in which the Bank and various other minority-owned banks participate for the granting of credit to large U.S. corporations, all of which are rated A or better by one or both of the major rating services at the time of entering into the commitment agreement. All of the commitments are for one year or less. The Company does not anticipate funding in the majority of instances.
   In addition to loan commitments, the Company is also committed to meet capital calls to the various partnership interests of GBC Venture Capital, Inc. As of December 31, 2001 and 2000, these undisbursed commitments totaled
$6.7 million and $8.5 million, respectively. These amounts are included as part of total undisbursed commitments.
   Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate foreign or domestic trade transactions. They represent a substitution of the Bank's credit for the customer's credit.

   The following is a summary of various financial instruments with off-balance sheet risk as of December 31, 2001 and 2000:

                                                December 31,
                                              -----------------
                                                2001     2000
                 ----------------------------------------------
                 (In Thousands)
                 Undisbursed Commitments      $592,469 $535,208
                 Standby Letters of Credit      80,091  108,925
                 Bill of Lading Guarantees         487    1,118
                 Commercial Letters of Credit   63,578   70,154

   As of December 31, 2001, undisbursed loan commitments of $584.9 million include commitments to fund fixed-rate loans and adjustable-rate loans of $36.5 million and $548.4 million, respectively. As of December 31, 2000, undisbursed loan commitments of $526.7 million include commitments to fund fixed-rate loans and adjustable-rate loans of $15.0 million and $511.7 million, respectively.

NOTE 17-- DISCLOSURES ABOUT FAIR VALUE OF
          FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to make such an estimate:

 Cash and due from banks

   The carrying amount of cash and due from banks is considered fair value.

 Federal funds sold and securities purchased under agreements to resell

   Outstanding amounts under these categories represented overnight transactions as of December 31, 2001 and 2000 and are considered to be carried at fair value.

 Securities

   For securities including securities held-to-maturity, for trading and available-for-sale, fair values are based on quoted market prices or dealer quotations. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

 Warrants

   The fair value of warrants meeting the criteria of a derivative instrument as defined by SFAS No.133 were estimated at the individual warrant level by utilizing the Black-Scholes model.

 Deposit liabilities

   The fair value of demand deposits, interest bearing demand, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated using the rates the Bank was offering as of December 31, 2001 and 2000 for deposits of similar remaining maturities.

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

                                                                               2001                  2000
                                                                       --------------------- ---------------------
                                                                        Carrying    Fair      Carrying
                                                                         Amount     Value      Amount   Fair Value
------------------------------------------------------------------------------------------------------------------
(In Thousands)

Financial Assets
  Cash and Due from Banks                                              $   33,034 $   33,034 $   40,306 $   40,306
  Federal Funds Sold & Securities Purchased Under Agreement to Resell      90,000     90,000     75,000     75,000
  Securities Available-for-Sale                                         1,098,989  1,098,989    855,383    855,383
  Securities Held-to-Maturity                                                  --         --      1,025        968
  Trading Securities                                                           31         31      4,637      4,637
  Warrants                                                                  1,799      1,799         --      1,857
  Loans, net                                                            1,101,633  1,111,436    945,512    928,296
  Accrued Interest Receivable                                              12,436     12,436     13,181     13,181

Financial Liabilities
  Deposits                                                              1,827,927  1,832,041  1,674,569  1,675,037
  Borrowing from the Federal Home Loan Bank                               252,400    256,306     25,000     24,994
  Subordinated Debt                                                        39,269     38,469     39,138     31,938
  Accrued Interest Payable                                                  5,272      5,272      4,281      4,281

                                                                               2001                  2000
                                                                       --------------------- ---------------------
                                                                        Contract    Fair      Contract
                                                                         Amount     Value      Amount   Fair Value
------------------------------------------------------------------------------------------------------------------
(In Thousands)

Off-balance Sheet Financial Instruments
  Commercial Letters of Credit                                         $   63,578 $      159 $   70,154 $      175
  Standby Letters of Credit                                                80,091      1,364    108,925      1,841
  Bill of Lading Guarantees                                                   487          5      1,118          4
  Undisbursed Commitments                                                 592,469      6,087    535,208      4,693

NOTE 18-- CONDENSED FINANCIAL
          INFORMATION OF GBC BANCORP
          (PARENT COMPANY)

   Condensed balance sheets as of December 31, 2001 and 2000 follow:

                                                     December 31,
                                                   -----------------
                                                     2001     2000
            --------------------------------------------------------
            (Dollars in Thousands)
            ASSETS
            Due From Bank Subsidiary               $    253 $    890
            Investment in Subsidiaries              227,518  221,270
            Advance to Bank Subsidiary               12,000    2,900
            Other Assets                              7,912    3,730
                                                   -----------------
              Total Assets                         $247,683 $228,790
                                                   -----------------
            LIABILITIES AND
             STOCKHOLDERS' EQUITY
            Dividends Payable                      $  1,389 $  1,163
            Other Liabilities                           707      707
            Subordinated Debt                        39,269   39,138
                                                   -----------------
              Total Liabilities                      41,365   41,008
            STOCKHOLDERS' EQUITY
            Common stock, No Par Value or
             Stated Value; 40,000,000 Shares
             Authorized; 11,574,329 and
             11,628,734 Shares Outstanding at
             December 31, 2001 and 2000,
             respectively                            73,789   63,625
            Retained Earnings                       124,186  114,257
            Accumulated Other Comprehensive
             Income                                   8,343    9,900
                                                   -----------------
              Total Stockholders' Equity            206,318  187,782
                                                   -----------------
              Total Liabilities and Stockholders'
               Equity                              $247,683 $228,790
                                                   -----------------

   Condensed statements of income for the year ended December 31, 2001, 2000 and 1999 follow:

                                            For the Year Ended
                                               December 31,
                                        -------------------------
                                         2001     2000     1999
             -----------------------------------------------------
             (Dollars In Thousands)
             Interest Income from Bank
              Subsidiary                $   231  $   333  $ 1,058
             Dividends Received from
              Subsidiaries               26,795   17,012   20,034
             Other Income                     2       --       --
                                        -------------------------
               Total Income              27,028   17,345   21,092
             Interest Expense             3,481    3,481    3,481
             Non-Interest Expense           200      196      135
                                        -------------------------
               Total Expense              3,681    3,677    3,616
             Income Before Income Taxes  23,347   13,668   17,476
             Benefit for Income Taxes    (1,450)  (1,406)  (1,075)
                                        -------------------------
             Income Before Equity in
              Undistributed Earnings of
              Subsidiaries               24,797   15,074   18,551
             Equity in Undistributed
              Earnings of Subsidiaries    7,805   23,402   11,437
                                        -------------------------
               Net Income               $32,602  $38,476  $29,988
                                        -------------------------

   Condensed statements of cash flows for the year ended December 31, 2001, 2000 and 1999 follow:

                                             For the Year Ended
                                                December 31,
                                        ----------------------------
                                          2001      2000      1999
           ----------------------------------------------------------
           (In Thousands)
           OPERATING
            ACTIVITIES
           Net Income                   $ 32,602  $ 38,476  $ 29,988
           Adjustments to Reconcile
            Net Income to Net Cash
            Provided by Operating
            Activities
             Accretion of Discount on
              Subordinated Debt              131       131       131
             Net (Increase)/Decrease
              in Other Assets               (241)      (91)    1,088
             Equity in Undistributed
              Earnings of Subsidiaries    (7,805)  (23,402)  (11,437)
             Net Increase/(Decrease)
              in Other Liabilities            --        --       (13)
                                        ----------------------------
               Net Cash Provided by
                Operating Activities      24,687    15,114    19,757
                                        ----------------------------
           INVESTING ACTIVITIES
           Net (Increase)/Decrease of
            Investment in Subsidiaries    (9,100)  (12,329)   31,058
               Net Cash (Used in)
                Provided by
                Investing Activities      (9,100)  (12,329)   31,058
           FINANCING
            ACTIVITIES
           Cash Dividends Paid            (5,369)   (4,387)   (4,025)
           Proceeds from Exercise of
            Stock Options and
            Issuance of Stock              6,222     5,376       664
           Payment to Repurchase
            Common Stock                 (17,077)   (3,732)  (46,817)
                                        ----------------------------
               Net Cash Used in
                Financing Activities     (16,224)   (2,743)  (50,178)
           Net Change in Due from
            Bank                            (637)       42       637
           Due from Bank at
            Beginning of Year                890       848       211
                                        ----------------------------
               Due from Bank at End
                of Year                 $    253  $    890  $    848
                                        ----------------------------
           Supplemental Disclosures of
            Cash Flow Information:
             Cash Paid (Received)
              During the Year for:
               Interest                 $  3,350  $  3,350  $  3,350
               Income Tax Refunds       $ (1,406) $ (1,075) $   (436)

NOTE 19--REGULATORY MATTERS

   The Bank is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
   Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of December 31, 2001 the Bank meets all capital adequacy requirements to which it is subjected.
   As of December 31, 2001 and 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes would change the institution's category.

   A "well capitalized" institution is one with capital ratios as shown in the following table. As of December 31, 2001, Tier 1 risk based capital, total risk based and leverage ratios for both the Company and the Bank exceeded the "well capitalized" ratio requirements as follows:

                         GBC Bancorp    General Bank     Minimum        Well
                       --------------  --------------   Regulatory  Capitalized
                        Amount  Ratio   Amount  Ratio  Requirements Requirements
--------------------------------------------------------------------------------
(Dollars in Thousands)
    Tier 1             $196,227 10.70% $207,010 11.38%      4%            6%
    Total              $258,428 14.09% $229,766 12.63%      8%           10%
    Leverage Ratio     $196,227  8.73% $207,010  9.25%      4%            5%

   As of December 31, 2000, Tier 1 risk based capital, total risk based capital and leverage ratios for both the Company and the Bank exceeded the "well capitalized" ratio requirements as follows:

                         GBC Bancorp    General Bank     Minimum        Well
                       --------------  --------------   Regulatory  Capitalized
                        Amount  Ratio   Amount  Ratio  Requirements Requirements
--------------------------------------------------------------------------------
(Dollars in Thousands)
    Tier 1             $177,876 10.23% $190,227 11.13%      4%            6%
    Total              $239,088 13.75% $209,652 12.26%      8%           10%
    Leverage Ratio     $177,876  8.96% $190,227  9.63%      4%            5%

   The Financial Code of the State of California provides that dividends paid by the Bank in any one year may not exceed the lesser of the Bank's undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 2001, approximately $45.5 million of undivided profits of the Bank are available for dividends to the Company, subject to the subordinated debt covenant restrictions.

NOTE 20--OTHER NON-INTEREST EXPENSE

   Components of other non-interest expense in excess of 1% of the sum of total interest income and non-interest income for each period were as follows:

                                              2001   2000    1999
              ----------------------------------------------------
              (In Thousands)
              Office Supplies and
               Communication Expense         $1,773 $ 1,730 $1,644
              Professional Services Expense   2,894   1,933  1,592
              Real Estate Investment Expense  1,697   1,697  1,512
              Litigation Settlement Expense     558   2,410     49
              Other                           2,860   2,370  2,375
                                             ---------------------
                Total                        $9,782 $10,140 $7,172
                                             ---------------------

NOTE 21-- QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                               Three Months Ended in 2001
                                                                           ----------------------------------
                                                                           March 31 June 30  Sept. 30 Dec. 31
-------------------------------------------------------------------------------------------------------------
(In Thousands, except Per Share Data)
Interest Income                                                            $39,658  $39,652  $39,197  $36,971
Interest Expense                                                            18,618   17,271   16,437   14,226
Net Interest Income                                                         21,040   22,381   22,760   22,745
Provision for Credit Losses                                                  6,000    1,800    6,000    6,300
Income Before Income Taxes and Cumulative Effect of a Change in Accounting
 Principle                                                                   3,468   14,463   14,885    9,374
Net Income                                                                   7,347    8,805    9,764    6,686
Earnings Per Share--Basic                                                     0.62     0.75     0.84     0.58
Earnings Per Share--Diluted                                                   0.61     0.75     0.84     0.58

                                                                               Three Months Ended in 2000
                                                                           ----------------------------------
                                                                           March 31 June 30  Sept. 30 Dec. 31
-------------------------------------------------------------------------------------------------------------
(In Thousands, except Per Share Data)
Interest Income                                                            $35,758  $41,870  $42,065  $43,428
Interest Expense                                                            16,092   18,347   19,858   20,382
Net Interest Income                                                         19,666   23,523   22,207   23,046
Provision for Credit Losses                                                     --   (1,500)   1,000    1,700
Income Before Income Taxes                                                  17,628   21,177   16,306    7,025
Net Income                                                                  10,848   12,877   10,072    4,679
Earnings Per Share--Basic                                                     0.94     1.12     0.87     0.40
Earnings Per Share--Diluted                                                   0.92     1.10     0.85     0.39

NOTE 22--OTHER MATTERS

   On October 11, 2001, General Bank and Liberty Bank and Trust Co. of Boston ("Liberty") announced the approval by their respective boards of directors of an agreement for General Bank to acquire all the outstanding shares of Liberty. Liberty is a state chartered commercial bank operating two branches in Boston with combined total assets of $37.1 million as of December 31, 2001. The purpose of the acquisition is to expand the Bank's banking activities to the major Asian-American markets in the country. The acquisition has been approved by the appropriate regulatory agencies and the transaction consummated on February 28, 2002, at a cost of $11.9 million.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
GBC Bancorp and Subsidiaries:

   We have audited the accompanying consolidated balance sheet of GBC Bancorp and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
   In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
   As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/  KPMG LLP

Los Angeles, California
January 17, 2002,
  except as to note 22
  to the consolidated financial statements, which is as of February 28, 2002.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of GBC Bancorp and Subsidiaries
Los Angeles, California:

   We have audited the accompanying consolidated balance sheet of GBC Bancorp and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Los Angeles, California
January 19, 2001

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 26, 2001, the Company's Audit Committee and Board of Directors dismissed Deloitte & Touche as the Company's principal accountants. The reports of D&T on the Company's consolidated financial statements for the years ended December 31, 1998, 1999 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     On July 17, 2001, the Company appointed KPMG LLP to be its principal accountants for the calendar year 2001.

     Both of the above events were reported on Form 8-K under Item 4.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item, to the extent not included under "Item 4A. Executive Officers of the Registrant" in Part I of this report, will appear in the Corporation's definitive proxy statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

     The information required by this item will appear in the 2002 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will appear in the 2002 Proxy Statement, and such information either shall be (i) deemed to the incorporated herein by reference from the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the end of the Corporation's most recently completed fiscal year, or
(ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions

     The information required by this item will appear in the 2002 Proxy Statement, and such information either shall be (i) deemed to the incorporated herein by reference from the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the end of the Corporation's most recently completed fiscal year, or
(ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

                                     PART IV
                                     -------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules

     Financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto included in Part II, Items 6, 7 and 8.

(a)(3) Exhibit Index

(b) Reports on Form 8-K:

     During the year 2001, two separate reports on Form 8-K were filed as follows:

June 26, 2001:             Item 4 - Dismissal of Principal Accountants
July 17, 2001:             Item 4 - Appointments of Principal Accountants

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GBC Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                   GBC BANCORP

/s/ Peter Wu                                  /s/ Peter Lowe
---------------------------                   ---------------------------
by: Peter Wu,                                 by: Peter Lowe,
President & CEO                               Executive Vice President and Chief
                                              Financial Officer

Date: March 21, 2002                          Date: March 21, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bernard Chen                              Date: March 21, 2002
---------------------------
Bernard Chen, Director

/s/ Thomas C.T. Chiu                          Date: March 21, 2002
---------------------------
Thomas C. T. Chiu, Director

/s/ Chuang-I Lin                              Date: March 21, 2002
---------------------------
Chuang-I Lin, Director

/s/ Ko-Yen Lin                                Date: March 21, 2002
---------------------------
Ko-Yen Lin, Director

/s/ Ting Y. Liu                               Date: March 21, 2002
---------------------------
Ting Y. Liu, Director

                                              Date:         , 2002
---------------------------
John Wang, Director

                                              Date:         , 2002
---------------------------
Kenneth C. Wang, Director

/s/ Chien-Te Wu                                        Date: March 21, 2002
---------------------------
Chien-Te Wu, Director

/s/ Julian Wu                                          Date: March 21, 2002
---------------------------
Julian Wu, Director

/s/ Li-Pei Wu                                          Date: March 21, 2002
---------------------------
Li-Pei Wu, Director

/s/ Peter Wu                                           Date: March 21, 2002
---------------------------
Peter Wu, Director

/s/ Ping C. Wu                                         Date: March 21, 2002
---------------------------
Ping C. Wu, Director

                                                       Date:         , 2002
---------------------------
Chin-Liang Yen, Director

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

   10.2 Lease for ground floor space at 1420 East Valley Boulevard, Alhambra, California (incorporated herein by this reference to
           Exhibit 10.6 on the Company's Form 8 to the Company's Annual
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

        Company's Form 10-K for the year ended December 31, 1991)                    --
10.10   Board of Directors resolutions adopted on February 6, 1992, with respect to the GBC Bancorp Amended and Restated 1988 Stock Option Plan, which, among other things, authorize the grant of incentive stock options, eliminate certain limitations on the vesting and exercisability, and increase the maximum number of shares that may be issued thereunder
        (incorporated herein by this reference to Exhibit 10.14 on the Company's
        Form 10-K for the year ended December 31, 1991)
10.11   GBC Bancorp Amended and Restated 1988 Stock Option Plan, as Exhibit 28.1     --
        to Form S-8 Registration Statement filed with the Securities and
        Exchange Commission on April 22, 1992, Registration Number: 33-47452
10.12   Lease for ground floor space at 1139 West Huntington Drive, Arcadia,         --
        California (incorporated herein by this reference to Exhibit 10.16 on the Company's Form 10-K for the year ended December 31, 1993)
10.13   Lease for ground floor space at 2263 N. Tustin Avenue, Orange,               --
        California (incorporated herein by this reference to Exhibit 10.17 on the Company's Form 10-K for the year ended December 31, 1993)
10.14   Lease for office building space for ground and second floors and 14th        --
        and 15th floors located at 800 West 6th Street, Los Angeles, California
        (incorporated herein by this reference to Exhibit 10.19 on the Company's
        Form 10-K for the year ended December 31, 1993)
10.15   Sublease for ground floor office building space at 1420 East Valley          --
        Boulevard, Alhambra, California (incorporated herein by this reference to Exhibit 10.21 on the Company's Form 10-K for the year ended December
        31, 1994)
10.16   Addendum to standard office lease at 4010 Barranca Parkway, Irvine,          --
        California (incorporated herein by this reference to Exhibit 10.22 on the Company's Form 10-K for the year ended December 31, 1994)
10.17   Lease for ground floor office building space at 9045 Corbin Avenue,          --
        Northridge, California (incorporated herein by this reference to Exhibit
        10.23 on the Company's Form 10-K for the year ended December 31, 1994)
10.18   Lease for office building space on first and second floors located at        --
        10001 N. De Anza Boulevard, Cupertino, California (incorporated herein by this reference to Exhibit 10.24 on the Company's Form 10-K for the
        year ended December 31, 1994)
10.19   Lease agreement for office building space on ground floor located at 520     --
        South El Camino Real, San Mateo, California (incorporated herein by this reference to Exhibit 10.25 on the Company's Form 10-K for the year ended
        December 31, 1994)

10.20   Lease agreement for office building space on ground floor located at       --
        47000 Warm Springs Boulevard, Fremont, California (incorporated herein by this reference to Exhibit 10.26 on the Company's Form 10-K for the
        year ended December 31, 1994)

10.21   Purchase, Assignment and Assumption Agreement 615 dated as of December     --
        1,1996 between Gaucho-1 Inc. and General Bank and the related Assignment and Assumption Agreement 615 dated December 27, 1996 between the same parties (incorporated herein by this reference to Exhibit 10.22 on the
        Company's Form 10-K for the year ended December 31, 1996)

10.22   Purchase Assignment and Assumption Agreement dated as of December 1,       --
        1997 between RGL-2 Corporation and General Bank (incorporated herein by this reference to Exhibit 10.23, on the Company's Form 10-K for the year ended December 31, 1997)

10.23   Employment Agreement among the Company, the Bank and Li-Pei Wu, dated      --
        February 19, 1998, (incorporated herein by this reference to Exhibit 10 on the Company's Form 8-K dated February 19, 1998 previously filed with the Commission.)

10.24   Amendment to Employment Agreement among the Company, the Bank and Li-Pei   --
        Wu, dated March 19, 1998, (incorporated herein by this reference to
        Exhibit 10.1 on the Company's Form 8-K (Amendment) dated March 23, 1998 previously filed with the Commission.)

10.25   GBC Bancorp 1999 Employee Stock Incentive Plan (incorporated herein by     --
        this reference to Exhibit 99.1 to Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 26, 2000, file number: 333-95381)

10.26   Employment Agreement among the Company, the Bank and Peter Wu, dated       --
        February 27, 2001 (Incorporated herein by this reference to Exhibit
        10.26 on the Company's Form 10-K for the year for the year ended
        December 31, 2000)

10.27   Agreement and Plan of Reorganization with Liberty Bank & Trust             88
 11     Computation of Per Share Earnings                                         125
 12     Computation of Ratio of Earnings to Fixed Charges                         126
 21     Subsidiaries of GBC Bancorp                                               127

23.1    Consent of KPMG LLP                                                       128

23.2    Consent of Deloitte & Touche LLP                                          129