Form 10-Q
period 2002-03-31
GBC BANCORP
filed 2002-05-13
CIK 351710

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002 Commission file number 0-16213

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

Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common stock, no par value, 11,524,062 shares issued and outstanding as of March 31, 2002.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION .............................................................	3

Item 1.	Financial Statements ................................................................................	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ..........................................................................................	9

Item 3.	Qualitative and Quantitative Disclosure about Market Risk .............................................	31

PART II -	OTHER INFORMATION ........................................................................................................	33

Item 1.	Legal Proceedings ....................................................................................................................	34

Item 2.	Changes In Securities .............................................................................................................	34

Item 3.	Default Upon Senior Securities ..............................................................................................	34

Item 4.	Submission Of Matters To A Vote Of Securities Holders .................................................	34

Item 5.	Other Information .....................................................................................................................	34

Item 6.	Exhibits And Reports On Form 8-K ......................................................................................	34

PART III -	SIGNATURES ...........................................................................................................................	35

PART I - FINANCIAL INFORMATION




GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
<s>	<c>	<c>
	March 31,	December 31,
(Dollars In Thousands)	2002	2001
ASSETS

Cash and Due From Banks	$ 39,058	$ 33,034
Federal Funds Sold and Securities Purchased Under Agreements to Resell	50,000	90,000
Cash and Cash Equivalents	89,058	123,034

Securities Available-for-Sale at Fair Value (Amortized Cost of $1,224,033 at
March 31, 2002 and $1,080,819 at December 31, 2001, respectively)	1,231,103	1,098,989
Trading Securities	3	31
Loans and Leases	1,185,542	1,132,889
Less: Allowance for Credit Losses	(35,992)	(23,656)
Deferred Loan Fees	(7,042)	(7,600)
Loans and Leases, net	1,142,508	1,101,633

Bank Premises and Equipment, net	6,670	6,382
Other Real Estate Owned, net	383	383
Due From Customers on Acceptances	9,291	6,471
Real Estate Held for Investment	1,968	2,129
Other Investments	9,062	11,509
Accrued Interest Receivable and Other Assets	22,144	16,682
Total Assets	$ 2,512,190	$ 2,367,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand	$ 227,813	$ 217,413
Interest Bearing Demand	536,890	438,660
Savings	108,225	91,418
Time Certificates of Deposit of $100,000 or More	936,063	920,615
Other Time Deposits	145,686	159,821
Total Deposits	1,954,677	1,827,927

Federal Funds Purchased and Securities Sold Under Repurchase
Agreements	15,500	-
Borrowings from the Federal Home Loan Bank	273,400	252,400
Subordinated Debt	39,301	39,269
Acceptances Outstanding	9,291	6,471
Accrued Expenses and Other Liabilities	23,234	34,858
Total Liabilities	2,315,403	2,160,925

Stockholders' Equity
Common Stock, No Par or Stated Value;
40,000,000 Shares Authorized; 11,524,062 shares (net of 79,001 shares held in trust) at March 31, 2002 and 11,477,394 shares (net of 96,935
shares held in trust) at December 31, 2001, respectively	$ 72,526	$ 71,316
Retained Earnings	119,841	124,196
Accumulated Other Comprehensive Income	2,317	8,332
Deferred Compensation	2,103	2,474
Total Stockholders' Equity	196,787	206,318

Total Liabilities and Stockholders' Equity	$ 2,512,190	$ 2,367,243

See Accompanying Notes to Unaudited Consolidated Financial Statements.






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
<s>	<c>	<c>	<c>
		For the Three Months Ended
		March 31,
(In Thousands, Except Per Share Data)		2002	2001

INTEREST INCOME
Loans and Leases, Including Fees		$ 19,825	$ 23,244
Securities Available-for-Sale		16,917	15,343
Securities Held-to-Maturity		-	16
Federal Funds Sold and Securities
Purchased under Agreements to Resell		392	1,047
Other		3	8

Total Interest Income		37,137	39,658

INTEREST EXPENSE
Interest Bearing Demand		1,843	2,909
Savings		291	352
Time Certificates of Deposits of $100,000 or More		6,497	11,701
Other Time Deposits		941	2,353
Federal Funds Purchased and Securities
Sold under Repurchase Agreements		3	12
Borrowings from the Federal Home Loan Bank		2,649	421
Subordinated Debt		871	870

Total Interest Expense		13,095	18,618

Net Interest Income		24,042	21,040
Provision for Credit Losses		18,514	6,000

Net Interest Income after Provision
for Credit Losses		5,528	15,040

NON-INTEREST INCOME
Service Charges and Commissions		1,774	1,887
Trading Account Revenue		19	2,273
Expense from Other Investments		(3,363)	(135)
Other		67	34

Total Non-Interest Income		(1,503)	4,059

NON-INTEREST EXPENSE
Salaries and Employee Benefits		5,032	5,326
Occupancy Expense		960	830
Furniture and Equipment Expense		900	513
Net Other Real Estate Owned (Income) Expense		(25)	43
Other		1,645	2,192
Reduction of Fair Value of Derivatives		96	6,727
Total Non-Interest Expense		8,608	15,631

(Loss)/Income before Income Taxes		(4,583)	3,468
(Benefit)/Provision for Income Taxes		(1,677)	1,083
Net (Loss)/Income before Cumulative Effect of a Change in Accounting Principle		(2,906)	2,385

Cumulative Effect of a Change in Accounting Principle		-	4,962

Net (Loss)/Income		$ (2,906)	$ 7,347
(Loss) / Earnings Per Share:
Net (Loss)/Income before Cumulative Effect of a Change in Accounting Principle
Basic		$ (0.25)	$ 0.20
Diluted		(0.25)	0.20
Cumulative Effect of a Change in Accounting Principle
Basic		$ -	$ 0.42
Diluted		-	0.41
Net (Loss)/Income
Basic		$ (0.25)	$ 0.62
Diluted		(0.25)	0.61
Weighted Average Basic Shares Outstanding		11,589,833	11,790,083
Weighted Average Diluted Shares Outstanding		11,589,833	11,972,208
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(In Thousands, Except per Share Amounts)					Accumulated
					Other		Total
		Common Stock	Retained	Deferred	Comprehensive	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Compensation	Income (Loss)	Income (Loss)	Equity

Balance at December 31, 1999	11,523	$ 57,289	$ 84,035	$ -	$ (8,286)		$ 133,038

Comprehensive Income
Net Income for the year			38,476			$ 38,476	38,476
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					18,178	18,178	18,178
Foreign Currency Translation Adjustment					(1)	(1)	(1)
Comprehensive Income						$ 56,654
Stock Issued for Executive Compensation	114	2,401					2,401
Stock Held by Executive Obligation Trust	(71)	(1,571)		1,571			-
Stock Issuance	161	2,975					2,975
Tax Benefit-Stock Options Exercised		960					960
Stock Repurchase	(169)		(3,732)				(3,732)
Cash Dividend- $0.39 per Share			(4,513)				(4,513)

Balance at December 31, 2000	$ 11,558	$ 62,054	$ 114,266	$ 1,571	$ 9,891		$ 187,782

Comprehensive Income
Net Income for the year			32,602			$ 32,602	32,602
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					630	630	630
Net Changes in Investment Valuation Allowance					(2,188)	(2,188)	(2,188)
Net Changes in Foreign Currency Translation Adjustments					(1)	(1)	(1)
Comprehensive Income						$ 31,043
Stock Held by Executive Obligation Trust	(26)	(903)		903			-
Stock Issuance	563	5,264					5,264
Tax Benefit-Stock Options Exercised		4,901					4,901
Stock Repurchase	(618)		(17,077)				(17,077)
Cash Dividend- $0.48 per Share			(5,595)				(5,595)

Balance at December 31, 2001	11,477	$ 71,316	$ 124,196	$ 2,474	$ 8,332		$ 206,318
Comprehensive Income
Net Loss for the Period			(2,906)			$ (2,906)	(2,906)
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					(6,433)	(6,433)	(6,433)
Net Changes in Investment Valuation Allowance					418	418	418
Net Changes in Foreign Currency Translation Adjustments					-	-	-
Comprehensive Loss						$ (8,921)
Stock Held by Executive Obligation Trust	18	371		(371)			-
Stock Issuance	31	761					761
Tax Benefit-Stock Options Exercised		78					78
Stock Repurchase	(2)		(57)				(57)
Cash Dividend- $0.12 per Share			(1,392)				(1,392)

Balance at March 31, 2002	11,524	$ 72,526	$ 119,841	$ 2,103	$ 2,317		$ 196,787

						For the Three Months	For the Year
Disclosure of Reclassification Amount:						Ended 03/31/2002	Ended 12/31/2001

Net Change of Unrealized Gains (Losses) Arising During Period, Net of Tax
Expense (Benefit) of ($4,667) and $3,280 in 2002 and 2001 respectively						$ (6,433)	$ 4,520
Less: Reclassification Adjustment for (Gains) Losses Included in Net Income, Net of Tax
Expense of $2,823 in 2001.						-	(3,890)
Net Change of Unrealized (Losses) Gains on Securities, Net of Tax (Benefit)
Expense of ($4,667) and $457 in 2002 and 2001, respectively.						$ (6,433)	$ 630

See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	For the Three Months Ended March 31,
(In Thousands)	2002	2001

OPERATING ACTIVITIES
Net Income	$ (2,906)	$ 7,347
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	359	325
Net (Accretion)/Amortization of Discount/Premiums on Securities	509	(1,061)
Accretion of Discount on Subordinated Notes	32	32
Writedown on Real Estate Held for Investment	161	424
Provision/(Benefit) for Credit Losses	18,514	6,000
Amortization of Deferred Loan Fees	(1,368)	(1,014)
Gain on Sale of Other Real Estate Owned	(7)	-
Reduction in Fair Value of Derivative Instruments	96	6,727
Implementation of SFAS 133 - Cumulative Effect of a Change in Accounting Principle	-	(8,561)
Net Increase in Trading Securities	28	3,302
Net Increase/(Decrease) in Accrued Interest Receivable and Other Assets	511	(2,213)
Net Increase / (Decrease) in Accrued Expenses and Other Liabilities	(7,591)	2,491
Other, net	-	(2)

Net Cash Provided by Operating Activities	8,338	15,798

INVESTING ACTIVITIES
Purchases of Securities Available-for-Sale	(263,209)	(59,415)
Proceeds from Maturities of Securities Available-for-Sale	125,962	43,855
Proceeds from Maturities of Securities Held-to-Maturity	-	66
Net Increase in Loans and Leases	(36,399)	(48,861)
Purchase of Equity Interest in Limited Partnerships	(265)	(1,135)
Net Decrease in Other Investments	3,434	307
Proceeds from Sales of Other Real Estate Owned	52	-
Purchases of Premises and Equipment	(626)	(351)
Proceeds from Sale/Disposal of Premises and Equipment	150	3
Purchase of Liberty Bank & Trust Net of Cash Acquired	(1,962)	-

Net Cash Used by Investing Activities	(170,901)	(65,531)

FINANCING ACTIVITIES
Net Increase/(Decrease) in Demand, Interest Bearing Demand and Savings Deposits	104,101	(15,287)
Net Increase/(Decrease) in Time Certificates of Deposit	(9,591)	11,041
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements
to Repurchase	15,500	-
Proceeds from Borrowings	21,000	48,000
Repayment of Borrowings
Repurchase of Company Stock	(57)	(4,174)
Cash Dividends Paid	(1,166)	(1,163)
Proceeds from Exercise of Stock Options/sale of stock	662	2,077
Issuance of Stock Held by Executive Obligation Trust	100	903
		`
Net Cash Provided by Financing Activities	128,587	$ 41,397

Net Change in Cash and Cash Equivalents	(33,976)	(8,336)
Cash and Cash Equivalents at Beginning of Period	123,034	115,306

Cash and Cash Equivalents at End of Period	$ 89,058	$ 106,970

Supplemental Disclosures of Cash Flow Information
Cash Paid During This Period for
Interest	$ 13,660	$ 19,247
Income Taxes	-	15

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned at Fair Value	$ 45	$ 18






Supplemental Disclosure for Acquisition of Liberty Bank & Trust
Assets Acquired:
Cash	$ 9,969		-
Securities Available-for-Sale	6,476		-
Loans and Leases	21,667		-
Premises and Equipment	171		-
Accrued Interest Receivable and Other Assets	250		-
Goodwill	4,855		-
Core Deposit Premium Intangible	964		-
	44,352		-
Liabilities Assumed:
Deposits	32,240		-
Accrued Interest and Other Liabilities	181		-
	32,421		-

Cash Paid for Common Stock	$ 11,931		-

See Accompanying Notes to Unaudited Consolidated Financial Statements

GBC Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The financial statements include the accounts of GBC Bancorp (the "Bancorp") and its wholly owned subsidiaries, GBC Venture Capital, Inc., General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., GBC Trade Services, Asia Limited and GB Capital Trust II. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

  Change of Accounting Principle

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's consolidated statements of income for the quarter ended March 31, 2001. The Company has received rights to acquire stock in the form of warrants, as an adjunct to its high technology banking relationships. Most of the warrants contain a cashless exercise provision thereby qualifying them as derivatives under SFAS No. 133, requiring they be carried at fair value.

  Commitments and Contingencies

  In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements.

  The following is a summary of the Company's commitments and contingencies as of March 31, 2002 and December 31, 2001:




	March 31,	December 31,
(In Thousands)	2002	2001
Undisbursed Commitments	$642,191	$592,469
Standby Letters of Credit	71,346	80,091
Bill of Lading Guarantees	623	487
Commercial Letters of Credit	69,856	63,578



  Pending Litigation

  In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

  Earnings (Loss) Per Share

  Basic earnings / (loss) per share is determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilative effect of common stock equivalents. In the case of a loss from operations (the quarter ended March 31, 2002) no common stock equivalents are included in the computation of the diluted loss per share. The following table sets forth basic and diluted earnings/(loss) per share calculations:




	March 31,
	2002	2001
(In Thousands Except per Share Data)

Net (Loss) Income	($2,906)	$7,347
Weighted-average Shares
Basic Shares Outstanding	11,590	11,790
Dilutive Effect Equivalent Shares	-	182
Dilutive Shares Outstanding	11,590	11,972
(Loss) /Earnings per Share- Basic	($0.25)	$0.62
(Loss) /Earnings per Share- Diluted	($0.25)	$0.61


  Quarterly Dividends

  On February 21, 2002, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share payable on or about April 15, 2002 to shareholders of record on March 31, 2002.

  Acquisition of Liberty Bank & Trust

  On February 28, 2002, General Bank consummated its purchase transaction of Liberty Bank and Trust Co. of Boston. The purchase transaction was accounted for in accordance with SFAS No. 141, "Business Combinations". The assets acquired had a fair value of $44,352,000 and the fair value of liabilities assumed was $32,421,000. Good will in the amount of $4,855,000 and core deposit premium in the amount of $964,000 were initially recognized in accordance with SFAS No. 141.  SFAS No. 142, "Goodwill and other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets". The core deposit premium intangible is being amortized over a 5 year period, estimated to be the useful life.

  Recent Accounting Developments

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

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No.145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. It is not anticipated that the adoption of this statement will have a material effect on the Company.

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

Accounting for the allowance for credit losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based upon the evaluation of the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrower's ability to repay, as described in "Allowance for Credit Losses".

Accounting for derivatives is in compliance with SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Implementation of SFAS No.133 has a material impact on the carrying value of derivative instruments; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management to mark to market derivatives are based on the most recent information available and other factors which are believed to be reasonable under the circumstances as described in "Non-Interest Income", "Non-Interest Expense" and "Cumulative Effect of a Change of Accounting Principle".

OVERVIEW

For the quarter ended March 31, 2002, the net loss totaled $2,906,000, or ($0.25) diluted loss per share, compared to net income of $7,347,000, or $0.61 diluted earnings per share for the first quarter of 2001.

The incurrence of the net loss was primarily the result of an $18,514,000 provision for credit losses, an increase of $12,514,000 compared to the corresponding period of a year ago. In addition, non-interest income was $(1,503,000) compared to $4,059,000 of the year ago period due primarily to recording operating losses associated with certain of the Company's investments which are accounted for under the equity method. Partially offsetting the above was a $3,002,000 increase of net interest income for quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

The annualized return on average assets ("ROA") for the Company was (0.48)% and 1.52% for the quarter ended March 31, 2002 and 2001, respectively. The annualized return on average stockholders' equity ("ROE") for the quarter ended March 31, 2002 and 2001 was (5.59)% and 15.3%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

For the quarter ended March 31, 2002 and 2001, net interest income before the provision for credit losses was $24,042,000 and $21,040,000, respectively, representing an increase of $3,002,000, or 14.3%. The growth was due to the increase of average interest earning assets, partially offset by a decrease of the net interest margin to 4.08% from 4.50%.

Interest Income

Total interest income for the quarter ended March 31, 2002 was $37,137,000 compared to $39,658,000 for the corresponding period of a year ago. The decrease of $2,521,000, or 6.36%, was related to the decline of the yield on earning assets. For the quarter ended March 31, 2002 and 2001, the yield was 6.30% and 8.49%, respectively. The 219 basis point decline is primarily due to the reduction of the prime rate of interest. For the quarter ended March 31, 2002 and 2001, the daily average prime rate was 4.75% and 8.63%, respectively, a decline of 388 basis points. The yield on loans and leases declined to 6.95% from 9.71%, a 276 basis point decline. The decline of the yield on loans and leases was less than the decline of the average prime rate due to the fixed rate portion of the portfolio (approximately 25% of total loans and leases), and the impact of net interest income recoveries / charge-offs. During the quarter ended March 31, 2002 and 2001, there were net recoveries of $253,000 and net charge-offs of $339,000, respectively. The yield on securities declined to 5.96% from 7.32% for the quarter ended March 31, 2002 and 2001, respectively, a decline of 136 basis points. The yield on federal funds sold and securities purchased under agreements to resell declined to 1.86% from 5.83% for the quarter ended March 31, 2002 and 2001, respectively, mirroring the decline of the above-referenced average prime rate.

The impact of the declining yields on interest income was partially offset by a $497.9 million growth of average interest earning assets to $2,392.4 million from $1,894.5 million for the quarter ended March 31, 2002 and 2001, respectively. This growth of average interest earning assets was comprised of increases of $185.5 million and $299.8 million for loans and leases and securities available-for-sale, respectively. The dilution of the loans and leases as a percentage of total average interest earning assets to 48% from 51% also put downward pressure on the yield on interest earning assets.

Interest Expense

Total interest expense for the quarter ended March 31, 2002 was $13,095,000 compared to $18,618,000 for the corresponding period of a year ago. The decrease of $5,523,000, or 29.7%, was due to the decrease of the cost of funds which decreased from 4.92% for the quarter ended March 31, 2001 to 2.69% for the quarter ended March 31, 2002. The 223 basis point decrease of the cost of funds was primarily the result of the decline of deposit rates caused by the movement of the prime rate of interest as discussed above.

Partially offsetting the decrease of the cost of funds was the growth of average interest-bearing liabilities, which increased $442.5 million to $1,976.8 million from $1,534.3 million for the quarter ended March 31, 2002 and 2001, respectively. Constituting approximately 50% of the increase of average interest bearing liabilities was the increase of average interest bearing deposits which increased $220.6 million to $1,682.1 million from $1,461.5 million. The higher costing time certificates of deposit of $100,000 or more increased $91.9 million to $921.9 million from $830.0 million. As a result of the growth of time certificates of deposit of $100,000 or more, the average of this deposit category represented 54.8% of total average interest bearing deposits compared to 50.2% for the corresponding year ago period. This increase has the effect of exerting upward pressure on the annualized cost of deposits.

The largest amount of growth, $160.5 million, was in average interest bearing demand and savings deposits comparing the quarter ended March 31, 2002 with the year ago period.

For the quarter ended as indicated, the average balance and rates paid for the interest bearing deposit categories were as follows (dollars in thousands)




	For the Quarter Ended March 31
	2002	2001
Interest bearing demand - Average balance	$ 508,516	$ 380,109
Rate	1.47%	3.10%

Savings - Average balance	100,605	68,494
Rate	1.17%	2.09%

Time certificates of deposit
of $100,000 or more - Average balance	921,875	830,005
Rate	2.86%	5.72%

Other time deposits - Average balance	151,121	182,920
Rate	2.53%	5.22%



Average borrowings from the Federal Home Loan Bank ("FHLB") increased to $254.7 million from $32.8 million, an increase of $221.9 million for the quarter ended March 31, 2002 and 2001, respectively. During the fourth quarter of 2001 and the first quarter of 2002, increased borrowings from the FHLB invested in securities, while generating net interest income, exerted downward pressure on the net interest margin. The net interest margin is discussed in a following paragraph.

The increase in borrowings from the FHLB as a percentage of average interest bearing liabilities, partially offset the impact of the decline of short-term interest rates. The cost of these funds was 4.22% and 5.20% for the quarter ended March 31, 2002 and 2001, respectively. This compares to annualized cost of deposits of 2.31% and 4.80%, for the quarter ended March 31, 2002 and 2001, respectively. The cost of funds therefore decline to 2.69% from 4.92%.

The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, increased to 3.61% for the quarter ended March 31, 2002 from 3.57% for the corresponding period of a year ago and is due to the difference in the reduction of the cost of funds compared to the reduction of the yield on earning assets.

The net interest margin, defined as the annualized difference between interest income and interest expense divided by average interest earning assets, decreased 42 basis points to 4.08% for the quarter ended March 31, 2002, from 4.50% for the corresponding period of a year ago. The decline of the net interest margin was primarily due to the following:

    The growth of average earning assets was represented primarily by securities available-for-sale. $299.8 million, or 60.2%, of the growth of average earning assets of $497.9 million, was from the growth of average securities available-for-sale.
    The primary source of funds for the above growth was from FHLB borrowings which increased $221.9 million.
    A reduction of the percentage of average interest earning assets as funded by non-costing sources namely, non-interest bearing demand deposits and average capital, net of non-cash component. For the quarter ended March 31, 2002 and 2001, this percentage was 17.6% and 19.9% respectively. The Company increased its leverage, resulting in a reduction of the net interest margin.

Provision for Credit Losses

For the quarter ended March 31, 2002, a provision for credit losses of $18,514,000, was recorded compared to a $6,000,000 provision for credit losses for the corresponding quarter of a year ago.

The $18,514,000 provision, representing a $12,514,000 increase, was based on the quarter-end review of existing problem loans and was primarily the result of the addition during the first quarter of two commercial loans with total outstandings of $26.9 million, as of March 31, 2002. The two loans represent potential problem loans due to liquidity issues. The loans are collateralized by receivables and inventory. The collateralized receivables are covered by insolvency risk insurance with certain exclusions. The Company cannot estimate at this time the extent to which the collateral plus insurance coverage will repay the loans. Accordingly, management has classified the loans doubtful and provided the necessary additional amounts in the provision for loan losses in the first quarter. In addition, because of the uncertainty of the timing and amount of recovery, an additional $5.4 million charge-off was recorded related to a participation in a syndicated commercial loan. The charge-off includes a $5.1 million letter of credit which was drawn on in the first quarter of 2002. The provision for credit losses recorded in the fourth quarter of 2001 took into account the anticipated risk associated with this letter of credit.

For the quarter ended March 31, 2002, net charge-offs were $6.2 million compared to $3.1 million for the corresponding period of a year ago. As of March 31, 2002 non-accrual loans which included the above-mentioned commercial loans totaled $55.5 million compared to $23.6 million, as of March 31, 2001.

The amount of the provision for credit losses is determined by management and is based upon the quality of the loan portfolio, management's assessment of the economic environment, evaluations made by regulatory authorities, historical loan loss experience, collateral values, assessment of borrowers' ability to repay, and estimates of potential losses. Please refer to the discussion in "Allowance for Credit Losses".

Non-Interest Income

Non-interest (loss) income for the quarter ended March 31, 2002 totaled ($1,503,000) compared to $4,059,000 for the same period ended March 31, 2001, representing a $5,562,000, or 137% decrease. The decline is primarily due to the following:

    A reduction of trading account revenue totaling $2,254,000
    An increase in loss from other investments totaling $3,228,000.

Trading account revenue is income earned on securities classified as trading account securities. The Company's subsidiary, GBC Venture Capital, receives equity securities which it holds as trading securities primarily from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The recognition of fair value and ultimate disposition of these trading securities results in trading account revenue.

Other investments includes a 10% interest in an aircraft finance trust ("AFT"). AFT reflected a fourth quarter loss of $28,788,000 which amount included an additional impairment expense of $28,364,000. The Company's 10% share of this was recorded in the first quarter of 2002, bringing the total loss to $3,010,000 in the first quarter ended March 31, 2002. This compares to $31,000 of income for the quarter ended March 31, 2001.

Other investments also includes the operating results of various venture capital funds in which the Company is a limited partner. The Company recorded $352,000 of net loss for these partnerships in the first quarter of 2002 compared to $166,000 of net loss for the corresponding quarter of a year ago.

Non-Interest Expense

Total non-interest expense for the quarter ended March 31, 2002 and 2001 was $8,608,000 and $15,631,000, respectively, which amount includes the reduction of the fair value of derivatives. Excluding the reduction of the fair value of derivatives, non-interest expense decreased $392,000. The decrease was due to a decline of salaries and employee benefits due to a reduced incentive compensation expense and the absence of litigation expense included in the other expense category. These reductions were partially offset by an increase of furniture and equipment expense totaling $387,000. This increase was primarily the result of recording period expenses relating to a new accounting system for the processing of the Company's international transactions.

The reduction of the fair value of derivatives of $96,000 and $6,727,000 represents the decline of the fair value of the Company's derivative instruments as measured as of March 31, 2002 and 2001, respectively. The fair value of the Company's derivatives was recorded upon the implementation of SFAS No. 133, on January 1, 2001. The $6,727,000 amount for the quarter ended March 31, 2001 was a reduction of the fair value determined on January 1, 2001. This amount was recorded net of taxes as a cumulative effect of a change in accounting principle. See also note 2 of notes to unaudited consolidated financial statements.

For the quarter ended March 31, 2002, the Company's efficiency ratio, defined as non-interest expense excluding the reduction of fair value of derivatives divided by the sum of net interest income plus non-interest income less trading revenue and income (loss) from venture capital fund investments declined to 32.9%, comparing favorably to 38.8% for the corresponding period of 2001.

Provision for Income Taxes

For the quarter ended March 31, 2002, the (benefit) for income taxes was ($1,677,000). The tax benefit assumes a 35% federal income tax rate and no California tax benefit. The provision for the quarter ended March 31, 2001 was $1,083,000, representing 31.2% of pre-tax income. GB Capital Trust II was formed to provide the flexibility of raising additional capital for future business opportunities, if desired. It also provides tax benefits. There was no tax impact for the quarter ended March 31, 2002 because of the net loss.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2001, the Company adopted SFAS No. 133. On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's statement of income for the quarter ended March 31, 2001.

FINANCIAL CONDITION

Total assets as of March 31, 2002 were $2,512.2 million representing a $144.9 million, or 6.1%, increase from total assets of $2,367.2 million as of December 31, 2001. The growth of total assets from December 31, 2001 to March 31, 2002 was primarily funded by increases from total deposits of $126.8 million, or 6.9%. Total assets, total deposits and total loans and leases were at record levels, as of March 31, 2002. Stockholders' equity decreased to $196.8 million as of March 31, 2002 from $206.3 million as of December 31, 2001, a reduction of $9.5 million, or 4.6%. The decline is related to the net loss for the quarter and the decline in the valuation of the securities available-for-sale, net of tax.

Loans and Leases

As of March 31, 2002, total loans and leases were $1,185.5 million compared to $1,132.9 million as of December 31, 2001, representing a $52.6 million, or 4.6% increase. The increase was primarily due to growth of $46.4 million conventional real estate portfolios.

The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding




	March 31, 2002		December 31, 2001
(In Thousands)	Amount	Percentage	Amount	Percentage
Commercial	$ 505,450	42.63%	$ 495,681	43.76%
Real Estate - Construction	221,794	18.71%	234,860	20.73%
Real Estate - Conventional	410,958	34.66%	364,567	32.18%
Installment	253	0.02%	101	N/A
Other Loans	29,668	2.51%	20,345	1.80%
Leveraged Leases	17,419	1.47%	17,335	1.53%
Total	$ 1,185,542	100.00%	$1,132,889	100.00%



N/A = Percentage less than 0.01

The two largest concentrations in commercial loans continue to be the apparel/textile industry and the computer/electronic goods industry (excluding early-stage technology companies). The approximate amounts of commercial loans for these two segments as of March 31, 2002 are $71 million and $64 million, respectively. There are $41 million of loans to early stage high technology companies. As of December 31, 2001, the apparel/textile industry and the computer / electronic goods industry comprised $75 million and $65 million, respectively, of the commercial loan portfolio. As of December 31, 2001, commercial loans also included $38 million of credits to early stage high technology companies.

Within commercial loans as of March 31, 2002 above, the Bank has two credits where it is participating in a facility led by another financial institution. The total commitments of these two credits is $10 million, as the loans outstanding totaled $5 million. In addition, the Bank has a $20 million standby letter of credit outstanding to the U.S. subsidiary of a Taiwanese company that is part of a facility led by a major U.S. bank.

As of March 31, 2002, there also are three credits in the commercial loan portfolio totaling $50 million of commitments and $45 million of loans outstanding where the Bank is the major lender. Included in this group is a commitment of $19 million with a loan outstanding of $16 million where the Bank is one of several banks providing credit facilities based upon non-commingled collateral and is considered within the Bank's normal lending base. In addition, there is a $22 million loan commitment that is part of a $36 million facility to an importer, where a portion of the loan facility has been participated to another financial institution. The loan outstanding is $5.6 million.

Also included in commercial loans are five credits that are participations in facilities to Indian casinos that are construction loans to be repaid under a mini-perm facility from cash flow from the casinos. The total commitments were $43 million as of March 31, 2002 and the total loan outstanding were $32 million.

Real estate-construction loans reflected a decrease of $13.1 million. The reduction is due to a $21.0 million construction loan becoming a mini-perm and thus included in the real estate - conventional portfolio, as of March 31, 2002. Construction loans are real estate loans secured by first trust deeds. The following table sets forth the break down by type of collateral for construction and conventional real-estate loans as of March 31, 2002 and December 31, 2001:




	3/31/2002				12/31/2001
(In Thousands)			Conventional				Conventional
	Construction		Real Estate		Construction		Real Estate
Project Type	Loans	Percentage	Loans	Percentage	Loans	Percentage	Loans	Percentage

Residential:
Single-Family	$ 96,845	43%	$ 13,540	3%	$ 104,427	45%	$ 13,422	4%
Townhouse	5,318	2	502	-	6,589	3	506	-
Condominums	99,122	45	3,267	1	91,998	39	3,483	1
Multi-Family	1,880	1	55,369	14	17,026	7	25,162	7
Land Development	8,158	4	-	-	4,952	2	272	-

Total Residential	$ 211,323	95%	$ 72,678	18%	$ 224,992	96%	$ 42,845	12%

Non-Residential:
Warehouse	$ -	0%	$ 44,252	11%	$ -	0%	$ 46,824	13%
Retail Facilities	1,376	1	84,144	20	481	-	84,532	23
Industrial Use	-	-	29,781	7	-	-	30,389	8
Office	-	-	54,634	13	2,452	1	43,555	12
Hotel and Motel	6,864	3	55,567	14	5,486	2	56,239	15
Other	2,231	1	69,902	17	1,449	1	60,183	17

Total Non-Residential	$ 10,471	5%	$ 338,280	82%	$ 9,868	4%	$ 321,722	88%

Total	$ 221,794	100%	$ 410,958	100%	$ 234,860	100%	$ 364,567	100%



As of March 31, 2002, the Company had an ownership interest in two leveraged leases of Boeing 737s leased by two major U.S. airlines. As of March 31, 2002, the total investment included as part of loans and leases was $17.4 million. Such amount includes an estimated residual value of $13.1 million. The value of the leveraged leases may be affected in the future by the profitability of the airline industry and of the two airlines, in particular. Were either of the two airlines to default on the above-described leveraged leases, the Company's investments would be substantially at risk due to the debt outstanding and the current depressed market values of such aircraft. The leases were acquired in 1996 and 1997, with terms of 16 years and 19 years, respectively.

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

The following table provides information on the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:




(IN THOUSANDS)	March 31, 2002	December 31, 2001
Loans 90 Days or More Past Due and Still Accruing	$ -	$ 1,730
Non-accrual Loans	55,462	24,940
Total Past Due Loans	55,462	26,670
Restructured Loans (on Accrual Status)	1,642	1,706
Total Non-performing and Restructured Loans	57,104	28,376
Other Real Estate Owned, Net	383	383
Total Non-performing Assets	$ 57,487	$ 28,759



Total non-performing assets increased from $28.8 million to $57.5 million from December 31, 2001 to March 31, 2002. The $28.7 million, or 99.9%, increase was the result of the increase of total non-accrual loans.

Loans 90 Days or More Past Due

As of March 31, 2002, there were no loans 90 days or more past due and still accruing.

Non-accrual loans

The non-accrual loans increased $30.5 million, or 122%, to $55.5 million as of March 31, 2002 from $24.9 million as of December 31, 2001. The increase was primarily due to two borrowers with loans outstanding totaling $26.9 million. The two companies, which are related, are in the metal importing and trading business. They represent problem loans due to liquidity problems associated with their financing institutions.

As indicated below, the non-accrual commercial loans are comprised primarily of trade financing loans. Trade financing loans have represented the largest growth sector of the Bank's loan portfolio over the past several years. Of the $43.3 million of non-accrual commercial loans included in the above, the apparel / textile industry and the computer / electronic goods represent $5.0 million and $0.4 million, respectively. The apparel / textile industry and the computer / electronic goods industry are the largest concentrations of the commercial loan portfolio, as of March 31, 2002. There are $3.6 million of loans to early stage high technology companies on non-accrual status as of March 31, 2002.

The following table identifies the components of the increase in non-accrual loans during the quarter ended March 31, 2002:

Non-Accrual Loans (In Thousands)




Balance, December 31, 2001	$24,940
Add: Loans placed on non-accrual	41,119
Less: Charge-offs	(6,287)
Returned to accrual status	(1,333)
Repayments	(2,932)
Transfer to OREO	(45)
Balance, March 31, 2002	$55,462



The following table breaks out the Company's non-accrual loans by category as of March 31, 2002 and December 31, 2001:




(IN THOUSANDS)	March 31, 2002	December 31, 2001
Commercial	$ 43,620	$ 15,093
Real Estate-Construction	10,826	9,738
Real Estate-Conventional	1,016	109
Total	$55,462	$24,940



The $28.5 million increase of commercial non-accruals is almost entirely related to the above-referenced borrowers.

Restructured Loans

As of March 31, 2002, the balance of restructured loans was $1.6 million compared to $1.7 million as of December 31, 2001. The $0.1 million decline is the result of monthly pay-downs on the two restructured loans outstanding as of March 31, 2002. They are the same loans that were outstanding as of December 31, 2001. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of March 31, 2002, there was one restructured loan with a balance of $54,000 on non-accrual status. The weighted average yield of the restructured loans as of March 31, 2002 was 9.96%.

There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned

As of March 31, 2002 and December 31, 2001, other real estate owned ("OREO"), net of valuation allowance of $0.4 million, totaled $0.4 million and consisted of 1 property. The property, a retail facility, is located in the Los Angeles area.

During the first quarter of 2002, there was a foreclosure on a retail market (an SBA loan) which was subsequently sold for a $7,000 gain. This amount is included as a reduction of OREO expense, net.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. Of the $ 23.6 million of net recorded investment of impaired loans as of March 31, 2002, $1.5 million is included in the balance of restructured loans and is performing pursuant to the terms and conditions of the restructuring. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:




(IN THOUSANDS)	March 31, 2002	Dec. 31, 2001
Recorded Investment with Related Allowance	$48,353	$28,734
Recorded Investment with no Related Allowance	204	273
Total Recorded Investment	48,557	29,007
Allowance for Impaired Loans	(17,040)	(5,224)
Net Recorded Investment in Impaired Loans	$31,517	23,783



The average balance of total recorded investment in impaired loans was $38.8 million for the three months ended March 31, 2002 and $23.8 million for the twelve months ended December 31, 2001.

For the quarter ended March 31, 2002 and 2001, interest income recognized on impaired loans was $355,000 and $75,000, respectively. Of the amount of interest income recognized during the quarters ended March 31, 2002 and 2001, no interest was recognized under the cash basis method.

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

Allowance for Credit Losses

As of March 31, 2002, the balance of the allowance for credit losses was $36.0 million, representing 3.04% of outstanding loans and leases. This compares to an allowance for credit losses of $23.7 million as of December 31, 2001, representing 2.09% of outstanding loans and leases.

The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans), for the quarter ended as indicated:




(IN THOUSANDS)	March 31, 2002	March 31, 2001
Balance, Beginning of Period	$23,656	$19,426
Provision for Credit Losses	18,514	6,000
Charge-offs	(6,300)	(3,804)
Recoveries	122	676
Net (Charge-offs) / Recoveries	(6,178)	(3,128)
Balance, End of Period	$35,992	$22,298



As of March 31, 2002, the allowance represents 64.9% of non-accrual loans and 63.0% of non-performing and restructured loans combined. As of December 31, 2001, the allowance represented 94.9% of non-accrual loans and 83.4% of non-performing and restructured loans combined.

The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay, in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of March 31, 2002. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk rating of such loans, pools of loans, leases or commitments. Changes in risk ratings of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibles of the portfolio as of the evaluation date. Loss factors are described as follows:

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

Management believes that the allowance for credit losses is adequate to cover known and inherent losses related to loans and leases outstanding as of March 31, 2002.

Securities

The Company classifies its securities as held-to-maturity, trading or available-for- sale. Securities classified as held-to-maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

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

As of March 31, 2002, the Company recorded net unrealized gains of $7,070,000 on its available-for-sale portfolio. Accumulated other comprehensive income includes $4,097,000, representing the net unrealized gains of the available-for-sale securities, net of tax.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities as of March 31, 2002 and December 31, 2001 were as follows:




		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2002	Cost	Gains	Losses	Value
   	   	<c>
Securities Available-for-Sale
State and Municipal Securities	$ 2,227	$ -	$ 68	$ 2,159
U. S. Treasuries	1,084	-	20	1,064
U.S. Government Agencies	101,906	1,170	997	102,079
Mortgage Backed Securities	513,617	2,133	5,021	510,729
Commercial Mortgage Backed Securities	165,471	3,252	1,303	167,420
Corporate Notes	89,704	3,055	48	92,711
Collateralized Mortgage Obligations	268,039	4,462	1,257	271,244
Asset Backed Securities	68,315	1,712	-	70,027
FHLB Stock	13,670	-	-	13,670

Total	$1,224,033	$15,784	$ 8,714	$1,231,103

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 3

Total	$ -	$ -	$ -	$ 3

		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

Securities Available-for-Sale

U.S. Government Agencies	$ 100,877	$ 1,614	$ 237	$ 102,254
Mortgage Backed Securities	302,827	2,212	1,963	303,076
Commercial Mortgage Backed Securities	166,332	4,879	848	170,363
Corporate Notes	87,530	4,446	-	91,976
Collateralized Mortgage Obligations	308,299	6,176	697	313,778
Asset Backed Securities	102,334	2,588	-	104,922
FHLB Stock	12,620	-	-	12,620

Total	$ 1,080,819	$ 21,915	$ 3,745	$ 1,098,989

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 31

Total	$ -	$ -	$ -	$ 31



As of March 31, 2002, the fair value of total securities available-for-sale was $1,231.1 million, of which $92.7 million is unsecured corporate debt, as shown below (dollars in millions):




American General	$ 5.1
Aristar Inc.	10.6
Bear Stearns	10.3
CIT Group	10.0
Countrywide Credit	2.1
Daimler Chrysler	6.2
Ford Motor Credit	10.2
General Motor	1.0
Heller Financial	10.2
Household Financial	10.4
Lehman Brothers	16.6
Total	$ 92.7



As of March 31, 2002, trading securities totaled $3,000 and were comprised of two equity issues. The equity securities are non-interest bearing instruments.

There were no sales of securities available-for-sale or securities held-to-maturity during the quarter ended March 31, 2002 and 2001.

Other Investments

As of March 31, 2002, other investments totaled $9.1 million. The balance includes various venture capital funds that invest in technology companies. As of March 31, 2002, undisbursed commitments to invest in these various funds totaled $6.4 million. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity ownership in the beneficial interest in an aircraft trust ("AFT") which totaled $6.1 million, as of December 31, 2001. This amount excluded an accumulated other comprehensive loss amount of $3.8 million which reduces the carrying value of AFT. Thus, as of December 31, 2001, the AFT investment had a carrying value of $2.3 million. AFT owns 36 aircraft on lease to different lessees in various countries. In its recently filed Report on Form 10-K, ("10-K"), AFT disclosed a $28.4 million impairment expense for the write-down of 3 aircraft in its 4th quarter financials, bringing its total impairment expense in 2001 to $46.5 million for the write-down of 5 aircraft. Including its share of this impairment expense, GBC recorded a $3 million loss in the 1st quarter, 2002. Reference also preceding section entitled Non-Interest-Income.  As a result of the recognition of this expense, the accumulated other comprehensive loss amount was reduced to $3.1 million, resulting in before-tax accumulated other comprehensive income of $0.7 million. AFT's debt was not in default at the time of the filing of its 10-K but GBC's remaining investment of $3.1 million is subject to possible future impairment losses of AFT. The partnership investments in venture capital funds and the equity ownership in the beneficial interest of AFT are accounted for by the equity method.

Finally, included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate.

Deposits

The Company's deposits totaled $1,954.7 million as of March 31, 2002, an increase of $126.8 million from $1,827.9 million as of December 31, 2001. All deposit categories reflected growth with the exception of other time certificates of deposit, which decreased $14.1 million from $159.8 million as of December 31, 2001 to $145.7 million, as of March 31, 2002.

There were no brokered deposits outstanding as of March 31, 2002 and December 31, 2001. The growth of deposits from the company's customers reflects the continuing tradition of personalized service. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, and has experienced growth in this area, the depositors have generally renewed their deposits in the past at maturity.

The maturity schedule of time certificates of deposit of $100,000 or more as of March 31, 2002 is as follows:




(IN THOUSANDS)
3 Months or Less	$398,926
Over 3 Months Through 6 Months	307,510
Over 6 Months through 12 Months	214,520
Over 12 Months	15,107
Total	$936,063



Other Borrowings

As of March 31, 2002, the Company has two sources of outstanding borrowings.

Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $273.4 million, as of March 31, 2002. The advances are under an existing line of credit whereby the FHLB has granted the Bank an amount equal to 25 percent of its assets.

The maturity schedule of outstanding advances as of March 31, 2002 is as follows:




(In Thousands)	Amount	Fixed Rate of Interest
3 Months or Less	$ 10,000	4.71%
Over 3 Months Through 12 Months	40,000	4.71% - 5.61%
Over 1 Year Through 3 Years	223,400	2.89% - 5.25%
Total	$ 273,400	2.89% - 5.61%



The total outstanding advances of $273.4 million as of March 31, 2002 has a composite fixed rate of interest of 4.15%.

Capital Resources

Stockholders' equity totaled $196.8 million as of March 31, 2002, a decrease of $9.5 million, or 4.6%, from $206.3 million, as of December 31, 2001. The decline was primarily the result of a reduction of the securities available-for-sale valuation and the net loss recorded for the quarter ended March 31, 2002.

In February, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of March 31, 2002, 405,000 shares had been repurchased at an average cost of $26.83 per share for a total of $10.9 million.

Capital ratios for the Company and for the Bank were as follows as of the dates indicated:




	Well-Capitalized	March 31,	December 31,
	Requirements	2002	2001
GBC Bancorp
Tier 1 Leverage Ratio	5%	7.82%	8.73%
Tier 1 Risk-Based Capital Ratio	6%	10.65%	10.70%
Total Risk-Based Capital Ratio	10%	14.13%	14.09%
General Bank
Tier 1 Leverage Ratio	5%	8.25%	9.25%
Tier 1 Risk-Based Capital Ratio	6%	11.34%	11.38%
Total Risk-Based Capital Ratio	10%	12.60%	12.63%



For the quarter ended March 31, 2002, the ratio of the Company's average stockholders' equity to average assets was 8.62%. For the year ended December 31, 2001, this ratio was 9.60%.

GBC Bancorp Executive Obligation Trust (The "Trust")

In the first quarter, 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. The following tables discloses the transactions involving the Trust for the quarter ended March 31, 2002:




Date	Description	Number of Shares	Amount
December 31, 2001	Beginning balance	96,935	$2,474,000

February 1, 2002	Distribution of 1999
	2-year deferred shares	(21,279)	(471,000)

February 1, 2002	Issuance of shares for
	2-year deferral for year 2001	3,345	100,000

March 31, 2002	Balance	79,001	$2,103,000



In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of retained earnings captioned "deferred compensation". As of March 31, 2002, this amount was $2,103,000, representing the cost of the 79,001 shares held in the Trust.

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities available-for-sale and loans guaranteed by the Small Business Administration. These sources of liquidity amounted to $872.1 million, or 34.7%, of total assets, as of March 31, 2002, compared to $823.9 million, or 34.8%, of total assets, as of December 31, 2001.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992 the FHLB granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. As of March 31, 2002, the Company has $273.4 million outstanding under this financing facility. Management believes its liquidity sources to be stable and adequate.

As of March 31, 2002, total loans and leases represented 60.7% of total deposits. This compares to 62.0% as of December 31, 2001.

The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the quarter ended March 31, 2002, General Bank declared cash dividends of $1.4 million to GBC Bancorp.

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

As of March 31, 2002 there is a cumulative one year negative "gap" of $834.3 million. As of December 31, 2001, there was a cumulative one year negative "gap" of $663.6 million.

The following table indicates the Company's interest rate sensitivity position as of March 31, 2002, and is based on contractual maturities and repricing dates. It may not be representative of positions in subsequent periods.




				March 31, 2002
				INTEREST SENSITIVITY PERIOD
	0 to 90	91 to 365	Over 1 Year	Over	Non-Interest
(In Thousands)	Days	Days	to 5 Years	5 Years	Earning/Bearing	Total

Interest Earning Assets
Securities Available-for-Sale	$ 18,060	$ 25,257	$ 169,874	$ 1,017,912	$ -	$ 1,231,103
Trading Account Securities	-	-	-	-	3	3
Federal Funds Sold & Securities
Purchased Under Agreement to Resell	50,000	-	-	-	-	50,000
Loans and Leases (1) (2)	825,773	20,663	136,818	146,826	-	1,130,080
Non-Interest Earning Assets (2)	-	-	-	-	101,004	101,004

Total Assets	$ 893,833	$ 45,920	$ 306,692	$ 1,164,738	$ 101,007	$ 2,512,190

Source of Funds for Assets

Deposits:
Demand - N/B	$ -	$ -	$ -	$ -	$ 227,813	$ 227,813
Interest Bearing Demand	536,890	-	-	-	-	536,890
Savings	108,225	-	-	-	-	108,225
TCD'S Under $100,000	65,614	76,904	3,168	-	-	145,686
TCD'S $100,000 and Over	398,926	522,030	15,107	-	-	936,063

Total Deposits	$ 1,109,655	$ 598,934	$ 18,275	$ -	$ 227,813	$ 1,954,677

Federal Funds Purchased & Securities
Sold Under Agreement to Resell	$ 15,500	$ -	$ -	$ -	$ -	$ 15,500
Borrowings from the Federal Home Loan Bank	10,000	40,000	223,400	-		273,400
Subordinated Debt	-	-	-	39,301	-	39,301
Other Liabilities	-	-	-	-	32,525	32,525
Stockholders' Equity	-	-	-	-	196,787	196,787

Total Liabilities and
Stockholders' Equity	$ 1,135,155	$ 638,934	$ 241,675	$ 39,301	$ 457,125	$ 2,512,190

Interest Sensitivity Gap	$ (241,322)	$ (593,014)	$ 65,017	$ 1,125,437	$ (356,118)

Cumulative Interest Sensitivity
Gap	($241,322)	($834,336)	($769,319)	$356,118	-

Gap Ratio (% of Total Assets)	-9.6%	-23.6%	2.6%	44.8%	-14.2%

Cumulative Gap Ratio	-9.6%	-33.2%	-30.6%	14.2%	0.0%

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

Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table indicates the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of March 31, 2002:




		Expected Maturity Date March 31, 2002
		(Dollars in Thousands)
		0 to 90	91 to 365	Over 1 Year	Over
(In Thousands)		Days	Days	to 5 Years	5 Years	Total
   	`
Interest-sensitive Assets:
Securities Available-for-Sale		$ 66,441	$ 159,488	$ 685,343	$ 319,831	$1,231,103
Federal Funds Sold & Securities
Purchased Under Agreements to Resell		50,000	-	-	-	50,000
Loans and Leases (1)		825,773	20,663	136,818	146,826	1,130,080

Total Interest-earning Assets		$ 942,214	$ 180,151	$ 822,161	$ 466,657	$2,411,183

Interest-sensitive Liabilities:
Deposits:
Interest Bearing Demand		$ 27,212	$ 81,634	$ 268,078	$ 159,966	$ 536,890
Savings		2,706	8,117	32,467	64,935	108,225
Time Certificates of Deposit		464,540	598,934	18,275	-	1,081,749

Total Deposits		$ 494,458	$ 688,685	$ 318,820	$ 224,901	$1,726,864

Federal Funds Purchased		$ 15,500	$ -	$ -	$ -	$ 15,500

Borrowings From the Federal Home
Loan Bank		10,000	40,000	223,400	-	273,400
Subordinated Debt		-	-	-	39,301	39,301

Total Interest-sensitive Liabilities		$ 519,958	$ 728,685	$ 542,220	$ 264,202	$2,055,065

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

The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of from 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2002:




	Net Interest	Market Value of
Change in Interest	Income Volatility	Portfolio Equity Volatility
Rates (Basis Points)	March 31, 2002 (1)	March 31, 2002 (2)
+200	2.9%	-9.6%
+100	1.6%	-4.1%
-100	-3.3%	-0.4%
-200	-8.1%	-2.3%

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

Item 2. CHANGES IN SECURITIES

There have been no changes in the securities of the Registrant during the quarter ended March 31, 2002.

Item 3. DEFAULT UPON SENIOR SECURITIES

This item is not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company security holders during the quarter ended March 31, 2002.

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

                                                                            GBC Bancorp

                                                                            (Registrant)

Dated: May 10, 2002                                            /s/           Peter Wu

                                                                                    Peter Wu, President and

                                                                                    Chief Executive Officer

Dated: May 10, 2002                                            /s/           Peter Lowe

                                                                                    Peter Lowe, Executive

                                                                                    Vice President and

                                                                                    Chief Financial Officer