Form 10-Q
period 2002-06-30
GBC BANCORP
filed 2002-08-14
CIK 351710

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of The Securities Exchange Act of 1934

For Quarter Ended June 30, 2002 Commission file number 0-16213

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

Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common stock, no par value, 11,536,762 shares issued and outstanding as of June 30, 2002.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION .............................................................	3

Item 1.	Financial Statements ..............................................................................	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .............................................................................	12

Item 3.	Qualitative and Quantative Disclosures about Market Risk .......................	35

PART II -	OTHER INFORMATION ......................................................................	40

Item 1.	Legal Proceedings ..................................................................................	41

Item 2.	Changes In Securities .............................................................................	41

Item 3.	Default Upon Senior Securities ..............................................................	41

Item 4.	Submission Of Matters To A Vote Of Securities Holders .....................	41

Item 5.	Other Information ...................................................................................	42

Item 6.	Exhibits And Reports On Form 8-K ......................................................	42

PART III -	SIGNATURES .......................................................................................	43

PART I - FINANCIAL INFORMATION




GBC BANCORP AND SUBSIDIARARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars In Thousands)	2002	2001
<s>	<c>	<c>
ASSETS

Cash and Due From Banks	$ 44,931	$ 33,034
Federal Funds Sold and Securities Purchased Under Agreements to Resell	151,500	90,000
Cash and Cash Equivalents	196,431	123,034

Securities Available-for-Sale at Fair Value (Amortized Cost of $1,121,668 at
June 30, 2002 and $1,080,819 at December 31, 2001, respectively)	1,139,285	1,098,989
Trading Securities	1	31
Loans and Leases	1,182,992	1,132,889
Less: Allowance for Credit Losses	(27,930)	(23,656)
Deferred Loan Fees	(7,985)	(7,600)

Loans and Leases, net	1,147,077	1,101,633
Bank Premises and Equipment, net	6,879	6,382
Other Real Estate Owned, net	383	383
Due From Customers on Acceptances	10,413	6,471
Real Estate Held for Investment	1,860	2,129
Other Investments	9,508	11,509
Accrued Interest Receivable and Other Assets	27,613	16,682

Total Assets	$ 2,539,450	$ 2,367,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand	$ 225,001	$ 217,413
Interest Bearing Demand	551,509	438,660
Savings	92,246	91,418
Time Certificates of Deposit of $100,000 or More	928,558	920,615
Other Time Deposits	139,266	159,821

Total Deposits	1,936,580	1,827,927

Borrowings from the Federal Home Loan Bank	337,400	252,400
Subordinated Debt	39,334	39,269
Acceptances Outstanding	10,413	6,471
Accrued Expenses and Other Liabilities	20,412	34,858

Total Liabilities	2,344,139	2,160,925

Stockholders' Equity
Common Stock, No Par or Stated Value;
40,000,000 Shares Authorized; 11,536,762 shares(net of 79,001 shares held in trust) at June 30, 2002 and 11,477,394 shares (net of 96,935
shares held in trust) at December 31, 2001, respectively	$ 72,861	$ 71,316
Retained Earnings	110,437	124,196
Accumulated Other Comprehensive Income	9,910	8,332
Deferred Compensation	2,103	2,474

Total Stockholders' Equity	195,311	206,318

Total Liabilities and Stockholders' Equity	$ 2,539,450	$ 2,367,243
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share and Share Data)	2002	2001	2002	2001
<s>	<c>	<c>	<c>	<c>
INTEREST INCOME
Loans and Leases, Including Fees	$ 20,434	$ 23,468	$ 40,259	$ 46,712
Securities Available-for-Sale	17,984	15,478	34,901	30,821
Securities Held-to-Maturity	-	14	-	30
Federal Funds Sold and Securities
Purchased under Agreements to Resell	244	686	636	1,733
Other	5	6	8	14

Total Interest Income	38,667	39,652	75,804	79,310

INTEREST EXPENSE
Interest Bearing Demand	2,045	1,877	3,888	4,786
Savings	308	239	599	591
Time Certificates of Deposits of $100,000 or More	6,006	11,055	12,503	22,756
Other Time Deposits	795	2,031	1,736	4,384
Federal Funds Purchased and Securities
Sold under Repurchase Agreements	4	9	7	21
Borrowings from the Federal Home Loan Bank	3,433	1,189	6,082	1,610
Subordinated Debt	870	871	1,741	1,741

Total Interest Expense	13,461	17,271	26,556	35,889

Net Interest Income	25,206	22,381	49,248	43,421
Provision for Credit Losses	39,150	1,800	57,664	7,800

Net Interest Income after Provision
for Credit Losses	(13,944)	20,581	(8,416)	35,621

NON-INTEREST INCOME
Service Charges and Commissions	1,837	2,032	3,611	3,919
Gain on Sale of Securities Available-for-Sale	10,127	-	10,127	-
Gain on Sale of Fixed Assets	-	38	-	38
Trading Account Revenue	(3)	(103)	16	2,170
Expense from Other Investments	(1,261)	(44)	(4,624)	(179)
Other	51	633	118	667

Total Non-Interest Income	10,751	2,556	9,248	6,615

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,304	5,086	10,336	10,412
Occupancy Expense	1,014	863	1,974	1,693
Furniture and Equipment Expense	782	531	1,682	1,044
Net Other Real Estate Owned (Income) Expense	(4)	(437)	(29)	(394)
Other	2,979	2,243	4,624	4,435
Change of Fair Value of Derivatives	(467)	388	(371)	7,115
Total Non-Interest Expense	9,608	8,674	18,216	24,305

(Loss)/Income before Income Taxes	(12,801)	14,463	(17,384)	17,931
(Benefit)/Provision for Income Taxes	(4,791)	5,658	(6,468)	6,741
Net (Loss)/Income before Cumulative Effect of a Change in Accounting Principle	(8,010)	8,805	(10,916)	11,190
Cumulative Effect of a Change in Accounting Principle	-	-	-	4,962

Net (Loss)/Income	$ (8,010)	$ 8,805	$ (10,916)	$ 16,152
Earnings (Loss) Per Share:
Net (Loss)/Income before Cumulative Effect of a Change in Accounting Principle
Basic	$ (0.69)	$ 0.75	$ (0.94)	$ 0.95
Diluted	(0.69)	0.75	(0.94)	0.94
Cumulative Effect of a Change in Accounting Principle
Basic	$ -	$ -	$ -	$ 0.42
Diluted	-	-	-	0.42
Net (Loss)/Income
Basic	$ (0.69)	$ 0.75	$ (0.94)	$ 1.37
Diluted	(0.69)	0.75	(0.94)	1.36
Weighted Average Basic Shares Outstanding	11,611,238	11,728,510	11,600,594	11,759,127
Weighted Average Diluted Shares Outstanding	11,611,238	11,783,009	11,600,594	11,877,633
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSSES)
(Unaudited)
(In Thousands, Except per Share Amounts)					Accumulated
					Other		Total
	Common Stock		Retained	Deferred	Comprehensive	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Compensation	Income (Loss)	Income (Loss)	Equity
<s>	<c>	<c>	<c>	<c>	<c>	<c>	<c>
Balance at December 31, 1999	11,523	$ 57,289	$ 84,035	$ -	$ (8,286)		$ 133,038

Comprehensive Income
Net Income for the year			38,476			$ 38,476	38,476
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					18,178	18,178	18,178
Foreign Currency Translation Adjustment					(1)	(1)	(1)
Comprehensive Income						$ 56,654
Stock Issued for Executive Compensation	114	2,401					2,401
Stock Held by Executive Obligation Trust	(71)	(1,571)		1,571			-
Stock Issuance	161	2,975					2,975
Tax Benefit-Stock Options Exercised		960					960
Stock Repurchase	(169)		(3,732)				(3,732)
Cash Dividend- $0.39 per Share			(4,513)				(4,513)

Balance at December 31, 2000	11,558	$ 62,054	$ 114,266	$ 1,571	$ 9,891		$ 187,782

Comprehensive Income
Net Income for the year			32,602			$ 32,602	32,602
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					630	630	630
Net Changes in Investment Valuation Allowance					(2,188)	(2,188)	(2,188)
Net Changes in Foreign Currency Translation Adjustments					(1)	(1)	(1)
Comprehensive Income						$ 31,043
Stock Issued for Executive Compensation	-	-					-
Stock Held by Executive Obligation Trust	(26)	(903)		903			-
Stock Issuance	563	5,264					5,264
Tax Benefit-Stock Options Exercised		4,901					4,901
Stock Repurchase	(618)		(17,077)				(17,077)
Cash Dividend- $0.48 per Share			(5,595)				(5,595)

Balance at December 31, 2001	11,477	$ 71,316	$ 124,196	$ 2,474	$ 8,332		$ 206,318
Comprehensive Income
Net Loss for the Period			(10,916)			$ (10,916)	(10,916)
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					920	920	920
Net Changes in Investment Valuation Allowance					667	667	667
Net Changes in Foreign Currency Translation Adjustments					(9)	(9)	(9)
Comprehensive Income						$ (9,338)
Stock Issued for Executive Compensation	-	-					-
Stock Held by Executive Obligation Trust	18	371		(371)			-
Stock Issuance	44	1,041					1,041
Tax Benefit-Stock Options Exercised		133					133
Stock Repurchase	(2)		(57)				(57)
Cash Dividend- $0.24 per Share			(2,786)				(2,786)

Balance at June 30, 2002	11,537	$ 72,861	$ 110,437	$ 2,103	$ 9,910		$ 195,311

Disclosure of Reclassification Amount:						Ended 06/30/2002	Ended 12/31/2001

Net Change of Unrealized Gains (Losses) Arising During Period, Net of Tax
Expense (Benefit) of $4,039 and $3,280 in 2002 and 2001 respectively						$ 7,503	$ 4,520
Less: Reclassification Adjustment for (Gains) Losses Included in Net Income, Net of Tax
(Expense) Benefit of ($3,544) and ($2,823) in 2002 and 2001, respectively.						(6,583)	(3,890)
Net Change of Unrealized (Losses) Gains on Securities, Net of Tax (Benefit)
Expense of $495 and $457 in 2002 and 2001, respectively.						$ 920	$ 630

See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	For the Six Months Ended June 30,
(In Thousands)	2002	2001

OPERATING ACTIVITIES
Net (Loss)/Income	$ (10,916)	$ 16,152
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	746	630
Net (Accretion)/Amortization of Discount/Premiums on Securities	1,238	(2,038)
Accretion of Discount on Subordinated Notes	65	65
Writedown on Real Estate Held for Investment	322	849
Write-off of Securities	-	190
Provision/(Benefit) for Credit Losses	57,664	7,800
Amortization of Deferred Loan Fees	(2,799)	(2,144)
Gain on Sale of Securities Available-for-Sale	(10,127)	-
Gain on Sale of Other Real Estate Owned	(7)	(439)
Gain on Sale of Fixed Assets	-	(38)
Implementation of SFAS 133-Cumulative Effect of a Change in Accounting Principle	-	(8,561)
Change of Fair Value of Derivative Instruments	(371)	7,115
Net Increase in Trading Securities	30	3,956
Net (Increase)/Decrease in Accrued Interest Receivable and Other Assets	(4,491)	386
Net Increase/(Decrease) in Accrued Expenses and Other Liabilities	(13,856)	9,596
Other, net	-	(2)

Net Cash Provided by Operating Activities	17,498	33,517

INVESTING ACTIVITIES
Purchases of Securities Available-for-Sale	(462,170)	(146,806)
Proceeds from Maturities of Securities Available-for-Sale	220,337	111,752
Proceeds from Maturities of Securities Held-to-Maturity	-	305
Proceeds from Sales of Securities Available-for-Sale	216,350	-
Net Increase in Loans and Leases	(78,687)	(115,674)
Purchase of Equity Interest in Limited Partnerships	(1,257)	(2,190)
Loss in Other Investments from Equity Accounting	4,692	384
Proceeds from Sales of Other Real Estate Owned	52	1,109
Purchases of Premises and Equipment	(1,106)	(802)
Proceeds from Sale/Disposal of Premises and Equipment	33	43
Purchase of Liberty Bank & Trust Net of Cash Acquired	(1,962)	-

Net Cash Used by Investing Activities	(103,718)	(151,879)

FINANCING ACTIVITIES
Net Inecrease/(Decrease) in Demand, Interest Bearing Demand and Savings Deposits	99,929	(39,036)
Net (Decrease)/Increase in Time Certificates of Deposit	(23,516)	85,340
Borrowings from the Federal Home Loan Bank	95,000	88,000
Repayment of Federal Home Loan Bank	(10,000)	-
Repurchase of Company Stock	(57)	(12,401)
Cash Dividends Paid	(2,781)	(2,580)
Proceeds from Exercise of Stock Options/Sale of Stock	942	2,856
Issuance of Stock Held by Trust	100	903

Net Cash Provided by Financing Activities	159,617	123,082

Net Change in Cash and Cash Equivalents	73,397	4,720
Cash and Cash Equivalents at Beginning of Period	123,034	115,306

Cash and Cash Equivalents at End of Period	$ 196,431	$ 120,026

Supplemental Disclosures of Cash Flow Information
Cash Paid During This Period for
Interest	$ 26,485	$ 35,497
Income Taxes	1,010	1,115

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned at Fair Value	$ 45	$ 18

See Accompanying Notes to Unaudited Consolidated Financial Statements

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

See Accompanying Notes to Unaudited Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2. Change of Accounting Principle

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

3. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements.

The following is a summary of such commitments as of June 30, 2002 and December 31, 2001:




	June 30,	December 31,
(In Thousands)	2002	2001
<s>	<c>	<c>
Undisbursed Commitments	$608,250	$592,469
Standby Letters of Credit	69,287	80,091
Bill of Lading Guarantees	897	487
Commercial Letters of Credits	79,454	63,578



4. Pending Litigation

In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

5. Earnings /(Loss) Per Share

Basic earnings / (loss) per share is determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. In the case of a loss from operations no common stock equivalents are included in the computation of the diluted loss per share. The following table sets forth basic and diluted earnings/(loss) per share calculations:




	Three Months Ended June 30,
	2002	2001	2002	2001
(Dollars in Thousands Except Share and per Share Data)
<s>	<c>	<c>	<c>	<c>
Net (Loss)/Income	$ (8,010)	$ 8,805	$ (10,916)	$ 16,152

Weighted-average shares:
Basic Shares Outstanding	11,611,238	11,728,510	11,600,594	11,759,127
Dilutive Effect Equivalent Shares Outstanding	-	54,499	-	118,506
Dilutive Shares Outstanding	11,611,238	11,783,009	11,600,594	11,877,633

Earnings per Share-Basic	($0.69)	$0.75	$ (0.94)	$ 1.37
Earnings per Share-Diluted	($0.69)	$0.75	$ (0.94)	$ 1.36



The average anti-dilutive equivalent shares outstanding for the three months and six months ended June 30, 2002 were 1,576,271 and 1,574,661, respectively.

6. Quarterly Dividends

In May, 2002, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share payable on or about July 15, 2002 to shareholders of record on June 30, 2002.

7. Acquisition of Liberty Bank & Trust

On February 28, 2002, General Bank consummated its purchase transaction of Liberty Bank and Trust Co. of Boston. The purchase transaction was accounted for in accordance with SFAS No. 141, "Business Combinations". The assets acquired had a fair value of $44,352,000 and the fair value of liabilities assumed was $32,421,000. Goodwill in the amount of $4,855,000 and core deposit premium in the amount of $964,000 were initially recognized in accordance with SFAS No. 141. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets". The core deposit premium intangible is being amortized over a 5 year period, estimated to be the useful life.

8. Recent Accounting Developments

In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. Two provisions of SFAS No.143 are effective for fiscal years beginning after June 15, 2002. The adoption of this statement will have no impact on the Company.

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

In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets - in the FASB's more demanding language, when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.  Management has not yet determined the impact, if any, of adoption of SFAS No. 146.

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

OVERVIEW

The net loss for the second quarter of 2002 was $8,010,000, or $0.69 diluted loss per share compared to $8,805,000, or $0.75 diluted earnings per share for the corresponding period of 2001. The $16,815,000 decrease is the result of a $37,350,000 increase of the provision for credit losses, partially offset by a $10,127,000 gain on sale of securities available for-sale.

For the six months ended June 30, 2002, the net loss totaled $10,916,000, a decrease of $27,068,000, from the net income of $16,152,000 earned during the corresponding period of 2001. Diluted (loss)/earnings per share for the six months ended June 30, 2002 was ($0.94), compared to the $1.36 for the same period of 2001. The decrease in net income was the result of a $49,864,000 increase of the provision for credit losses, partially offset by the $10,127,000 gain on sale of securities available-for-sale and a $5,827,000 increase in net interest income.

For the quarter ended June 30, 2002 and 2001, the annualized return on average assets ("ROA") was (1.25)% and 1.72%, respectively, and the annualized return on average stockholders' equity ("ROE") was (15.9)% and 17.6%, respectively.

For the six months ended June 30, 2002 and 2001, the ROA was (0.88)% and 1.62%, respectively. For the six months ended June 30, 2002 and 2001, the ROE was (10.7)% and 16.5%, respectively.

RESULTS OF OPERATIONS

Net Interest Income-Quarterly Results

For the quarter ended June 30, 2002 and 2001, net interest income before the provision for credit losses increased $2,825,000 or 12.6%, from $22,381,000 to $25,206,000. The growth was due to the increase of average earning assets partially offset by a decrease of the net interest margin to 4.01% from 4.50%.

Total interest income for the quarter ended June 30, 2002 was $38,667,000, representing a $985,000, or 2.5%, decrease from the corresponding quarter of a year ago. The decrease was related to the decline of the yield on earning assets. For the quarter ended June 30, 2002 and 2001, the yield was 6.16% and 7.98%, respectively. The 182 basis point decline is primarily due to the reduction of the prime rate. For the quarter ended June 30, 2002 and 2001, the daily average prime rate of interest was 4.75% and 7.34%, respectively, or a reduction of 259 basis points. The yield on loans and leases declined to 6.76% from 9.05%, for the quarter ended June 30, 2002 and 2001, respectively, representing a 229 basis point decline. Also contributing to the decline was the inclusion of an additional $447,000 of net interest recoveries and interest adjustments for the quarter ended June 30, 2001. Partially offsetting the decline of the yield on loans and leases due to the 259 basis point decline of the average prime rate of interest was the fixed rate portion of the portfolio approximating 25% of total average loans and leases. The yield on securities declined to 5.75% from 6.98% for the quarter ended June 30, 2002 and 2001, respectively, a decline of 123 basis points. The yield on federal funds sold and securities purchased under agreements to resell declined to 1.85% from 4.36% for the quarter ended June 30, 2002 and 2001, respectively, mirroring the decline of the above-referenced average prime rate. The decline of the yield on average earning assets to 6.16% from 7.98% was also the result of a reduced percentage of average loans and leases to total average earning assets. For the quarter ended June 30, 2002 and 2001, this percentage was 48.1% and 52.2%, respectively.

Partially offsetting the reduced yield on average earning assets was the $526.1 million increase of average earning assets to $2,518.9 million from $1,992.8 million for the quarter ended June 30, 2002 and 2001, respectively. This growth of average interest earning assets was comprised of increases of $172.6 million and $363.9 million for loans and leases and investment securities, respectively.

Total interest expense for the quarter ended June 30, 2002 was $13,461,000, representing a $3,810,000, or 22.1%, decrease over the corresponding quarter of a year ago. The decrease was due to a lower cost of funds. For the quarter ended June 30, 2002 and 2001, the cost of funds was 2.57% and 4.29%, respectively, representing a 172-basis point decline.

The decrease in the cost of funds was primarily the result of a decrease in interest rates as explained above. The rates paid on all categories of interest-bearing deposits decreased. For the three months ended June 30, 2002 and 2001, rates paid on interest-bearing deposits were 2.12% and 4.12%, respectively. The following table displays the average balance and rates paid for the deposit products comprising the interest bearing deposits of the Bank for the quarter ended as indicated:




                                                                            For the Quarter Ended June 30,

(Dollars In Thousands)                                         2002                                 2001

<s>	<c>	<c>
Interest - bearing demand - Average balance	$545,904	$362,282
Rate	1.50%	2.08%

Savings - Average balance	102,368	67,350
Rate	1.21%	1.42%

Time certificates of deposit
of $100,000 or more - Average balance	938,456	871,620
Rate	2.57%	5.06%

Other time deposits - Average balance	142,045	178,513
Rate	2.24%	4.68%



Partially offsetting the impact of a reduction of the rates paid on interest bearing deposits was an increase of average interest bearing deposits. For the quarter ended June 30, 2002 average interest bearing deposits were $1,728.8 million compared to $1,479.8 million for the corresponding period of a year ago, representing a $249 million, or 16.8%, increase. The increase was represented by all deposit categories except other time deposits which declined $36.5 million or 20.4%. Interest bearing demand reflected the largest increase growing $183.6 million, or 50.7%. The increase of average borrowings from the Federal Home Loan Bank ("FHLB") had the impact of increasing interest expense from both a volume and rate perspective. The average FHLB borrowings was $333.2 million and $94.8 million for the quarter ended June 30, 2002 and 2001, respectively.

The increase in borrowings from the FHLB as a percentage of average interest bearing liabilities, partially offset the impact of the decline of short-term interest rates. The cost of these borrowings was 4.13% and 5.03% for the quarter ended June 30, 2002 and 2001, respectively. This compares to rates paid on deposits of 2.12% and 4.12%, for the quarter ended June 30, 2002 and 2001, respectively.

The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, decreased 10 basis points to 3.59% for the quarter ended June 30, 2002, from 3.69% for the corresponding period of a year ago. The decline is due to the differential of the reduction of the cost of funds compared to the reduction of the yield on earning assets.

The net interest margin, defined as the annualized difference between interest income and interest expense divided by average interest earning assets, decreased 49 basis points to 4.01% for the quarter ended June 30, 2002, from 4.50% for the corresponding period of a year ago. The decline of the net interest margin was primarily due to the decline of the net interest spread and a reduction of the percentage of average interest-earning assets funded by non-costing sources. For the quarter ended June 30, 2002 and 2001 this percentage declined to 17.0% from 18.9%, respectively.

Net Interest Income-Six-Month Results

For the six months ended June 30, 2002, net interest income before the provision for credit losses was $49,248,000, representing a $5,827,000, or 13.4%, growth over the corresponding period of a year ago.

Total interest income for the six months ended June 30, 2002 was $75,804,000 compared to $79,310,000, a $3,506,000, or 4.4%, decline over the corresponding period of a year ago. The decrease is the result of the decline of the yield on average interest earning assets. For the six months ended June 30, 2002 and 2001, the yield was 6.22% and 8.23%, respectively. The 201 basis point decline is primarily due to the reduction of the prime rate of interest. For the six months ended June 30, 2002 and 2001, the daily average prime rate was 4.75% and 7.98%, respectively, a 323 basis point decline. In addition, the yield was compressed due to the decline of average loans and leases as a percentage of total average earning assets to 48.2% from 51.7%, for the six months ended June 30, 2002 and 2001, respectively.

The 252 basis-point decline of the yield on loans and leases for the six months ended June 30, 2002 and 2001, from 9.37% to 6.85%, was less than the decline of the average prime rate again due to the fixed rate portion of the portfolio (approximately 25% of total average loans and leases). The yield on securities declined to 5.85% from 7.15% for the quarter ended June 30, 2002 and 2001, respectively, a decline of 130 basis points. The yield on federal funds sold and securities purchased under agreements to resell declined to 1.86% from 5.14% for the six months ended June 30, 2002 and 2001, respectively, mirroring the decline of the above-referenced average prime rate of interest.

The impact of the declining yields on interest income was partially offset by a $512.1 million growth of average earning assets to $2,456.0 million from $1,943.9 million for the six months ended June 30, 2002 and 2001, respectively. This growth was mainly comprised of increases of $179.0 million and $332.0 million for loans and leases and investment securities, respectively.

Total interest expense for the six months ended June 30, 2002 and 2001, was $26,556,000 and $35,889,000, respectively, representing a $9,333,000, or 26.0%, decrease. This decrease is due to the 197 basis-point decrease of the cost of funds which decreased from 4.60% to 2.63% for the six months ended June 30, 2001 and 2002. The decrease of the cost of funds was primarily the result of the decline of deposit rates caused by the movement of the prime rate of interest as discussed above. The rate paid on average interest-bearing deposits was 2.21% and 4.46% for the six months ended June 30, 2002 and 2001, respectively.

Partially offsetting the decrease of the cost of funds was the growth of average interest-bearing liabilities, which increased $465.2 million to $2,039.8 million from $1,574.6 million for the six months ended June 30, 2002 and 2001, respectively. The growth of average interest bearing liabilities was primarily due to both a $234.9 million growth of interest bearing deposits and a $230.2 million growth of borrowings from the Federal Home Loan Bank ("FHLB"). The growth of the FHLB borrowings also had the effect of partially offsetting the decline of the cost of funds. The cost of this source of funding was 4.17% and 5.08% for the six months ended June 30, 2002 and 2001, respectively.

The average balance and the rates paid for the deposit products comprising the interest bearing deposits of the Bank were as follows for the six month periods as indicated:




                                                                                    For the Six Months Ended June 30,

(Dollars In Thousands)                                                     2002                         2001

<s>	<c>	<c>
Interest-bearing demand - Average balance	$ 527,314	$ 371,146
Rate	1.49%	2.60%

Savings - Average balance	$101,491	$67,919
Rate	1.19%	1.75%

Time certificates of deposit
of $100,000 or more - Average balance	$ 930,211	$ 850,927
Rate	2.71%	5.38%

Other time deposits - Average balance	$ 146,559	$ 180,705
Rate	2.39%	4.95%



For the six months ended June 30, 2002 and 2001, the net interest spread decreased to 3.60% from 3.63%, respectively.

For the six months ended June 30, 2002 and 2001, the net interest-margin was 4.04% and 4.50%, respectively. The decline of the margin was the result of the reduced spread and a reduction of the percentage of average interest-earning assets funded by non-costing sources. For the six months ended June 30, 2002 and 2001, this percentage declined to 17.3% from 19.4% percent, respectively.

Provision for Credit Losses

For the quarter ended June 30, 2002, there was a provision for credit losses of $39,150,000, compared to a $1,800,000 provision for credit losses for the corresponding period of a year ago. Two commercial loans totaling $27 million involving two companies in the metal importing and trading business were charged-off in the 2nd quarter. As half of this amount was already provided for in the 1st quarter, as previously announced, the remaining $13.5 million was included in the provision for credit losses in the 2nd quarter. At this time, we cannot estimate the extent to which the collateral plus insurance coverage will provide any recovery of this charge-off in the future.

At quarter-end, the review of existing problem loans resulted in $47.2 million of net charge-offs in the 2nd quarter, including the credits discussed above, bringing net charge-offs for the year to $53.4 million. For the quarter, excluding the above charge-offs, the remaining $20.4 million of gross charge-offs included $20.1 million of commercial loans. For the six months, the remaining $26.7 million of gross charge-offs (after allowing for the $27 million of charge-offs noted above) were composed almost entirely of commercial loans. Of the charge-offs for the six months, $45.3 million were associated with loans originated by the New York loan production office.

As indicated above, a $39.2 million provision for credit losses was recorded in the quarter, $13.5 million of which was associated with the $27 million commercial loans in the metal importing and trading business. For the quarter, excluding the $13.5 million provision, the remaining $25.7 million of provision was predominately for commercial loans. Of the $25.7 million, $14.5 million was associated with a loan to a commodities export company. At the beginning of August, 2002, the Company was informed that this borrower had ceased operations. As a result, the loan was considered to be a loss under generally accepted accounting principles applicable to subsequent events, and was charged off. Although there is collateral owned by the borrower and the guarantors, the amount and timing of any subsequent recovery cannot be estimated. Of the $39.2 million provision for the 2nd quarter, $33.3 million was associated with loans originated by the New York loan production office. There were $24 million of loans outstanding originated by the New York loan production office as of June 30, 2002.

For the six months ended June 30, 2002 and 2001, the provision for credit losses was $57,664,000 and $7,800,000, respectively. The increase is mostly due to the problem commercial credits, as mentioned above.

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

Non-Interest Income

Non-interest income for the quarter ended June 30, 2002 totaled $10,751,000, representing a $8,195,000, or 321%, increase over the $2,556,000 for the quarter ended June 30, 2001. This increase was primarily due to the gain of $10,127,000 from the sale of $206.2 million of available-for- sale securities. Partially offsetting the securities gains was the increase of $1,217,000 in expense from other investments. Expense from other investments was $1,261,000 and $44,000 for the three months ended June 30, 2002 and 2001, respectively, of which $1,117,000 and $178,000, respectively, were expenses associated with venture capital funds on the books of GBC Venture Capital. Expense from other investments is based on recording under the equity method the income or loss as reported by the partnerships of which GBC Venture Capital is a limited partner and the Trust ("AFT") in which the Bank has a 10% beneficial interest.

For the six months ended June 30, 2002, non-interest income totaled $9,248,000, representing a $2,633,000, or 39.8%, increase compared to $6,615,000 for the six months ended June 30, 2001. As was the case for the quarterly comparison, the increases of non-interest income was primarily due to the gain of $10,127,000 from the sale of securities available-for-sale. There were no sales of securities during the six months ended June 30, 2001. Offsetting the above increase were the decreases of $2,154,000 in trading revenue and the increase of $4,445,000 of expense from other investments. For the six months ended June 30, 2002 and 2001, the trading revenue was $16,000 and $2,170,000, respectively. Trading account revenue is income earned on securities classified as trading securities. The Company's subsidiary, GBC Venture Capital, ("VC") receives equity securities which it holds as trading securities primarily from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The recognition of fair value and ultimate disposition of these securities results in trading account revenue. For the six months ended June 30, 2002 and 2001, expense from other investments was $4,624,000 and $179,000, respectively. As indicated above, expense is incurred by applying the equity method of accounting for the results of operation of the venture capital funds and AFT. For the six months ended June 30, 2002 and 2001, the (expense)/income resulting from AFT was $(3,155,000) and $165,000, respectively. Included in the 2002 expense amount was the Company's 10% share of a $28,364,000 impairment expense recorded by AFT for its fourth quarter ended December 31, 2001. The net expense recorded for the Venture Capital funds also increased from $344,000 for the six months ended June 30, 2001 to $1,469,000 for the six months ended June 30, 2002.

Non-Interest Expense

For the three months ended June 30, 2002, non-interest expense was $9,608,000, representing a $934,000, or 10.8%, increase over $8,674,000 for the corresponding period of a year ago. Non-interest expense includes the change in fair value of the Company's derivatives which are accounted for under, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). (See also "Cumulative Effect of a change in Accounting Principle," following.) As of June 30, 2002, there was an increase of $467,000 of fair value compared to March 31, 2002; as of June 30, 2001 there was a $388,000 loss of fair value compared to March 31, 2001. Excluding the change of fair value of derivatives, non-interest expense increased by $1,789,000, or 21.6%, for the quarter ended June 30, 2002 compared to the corresponding period of a year ago, due to higher salaries and employee benefits and other expense. Salaries and employee benefits increased $218,000 primarily the result of increased staff, partially offset by a reduced incentive compensation expense. The full time equivalent employees was 404.4 and 347.5 for the quarter ended June 30, 2002 and 2001, respectively. Other expense increased $736,000 primarily due to increased professional services expense which increased $1,004,000 during the quarter ended June 30, 2002 compared to the corresponding period of a year ago. The increase is primarily due to the recording of $338,000 of expense relating to the Liberty Bank acquisition and to professional services related to increasing loan problems and to the implementation of the real estate investment trust.

For the quarter ended June 30, 2002, the Company's efficiency ratio, defined as non-interest expense excluding the change of fair value of derivatives divided by the sum of net interest income plus non-interest income less trading revenue and income(loss) from venture capital fund investments and gain on sale of securities available-for-sale, increased to 37.2% from 33.0% for the corresponding year-ago period.

For the six months ended June 30, 2002, non-interest expense was $18,216,000, representing a $6,089,000, or 25.1%, decrease from $24,305,000 reported for the corresponding period of a year ago. The decrease was primarily the result of the change of the fair value of derivatives. As of June 30, 2002 the net increase in fair value from December 31, 2001 was $371,000. This compares to a decline of $7,115,000 from the value of the derivatives on January 1, 2001 at which time SFAS No. 133 was implemented (See also "Cumulative Effect of a change in Accounting Principle", following). Excluding the effect of the change in fair value of derivatives, non-interest expense increased $1,397,000, or 8.13%, for the six months ended June 30, 2002 compared to the year ago period. With the exception of salaries and employee benefits which declined $76,000, all other categories of non-interest expense increased. The largest increase was furniture and equipment expense which increased $638,000. This increase was primarily due to implementation of a new accounting system for the Company's international transactions and the associated expensing of implementation costs amounting to $289,000. In addition, depreciation expense increased $125,000 as a result of various capital expenditure projects whose economic benefit to the Company began in the second quarter of 2002.

For the six months ended June 30, 2002 and 2001, the Company's efficiency ratio (defined as above) was 35.1% and 35.8%, respectively.

Provision for Income Taxes

For the quarter ended June 30, 2002, the benefit for income taxes was $4,791,000. The tax benefit assumes a 35% federal income tax rate and a low income housing tax credit. There is no state tax benefit assumed. This compares to a tax provision of $5,658,000 for the corresponding quarter of a year ago representing an effective tax rate of 39.1%.

For the six months ended June 30, 2002, the tax benefit was $6,468,000 and assumes a 35% federal income tax rate and a low income housing tax credit. This compares to a tax provision of $6,741,000 for the corresponding six months of a year ago representing an effective tax rate of 37.6%.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2001, the Company adopted SFAS No. 133. On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's statement of income for the six months ended June 30, 2001.

FINANCIAL CONDITION

As of June 30, 2002, total assets increased $172.3 million, or 7.3%, to $2,539.5 million from $2,367.2 million as of December 31, 2001. The growth of total assets from December 31, 2001 to June 30, 2002 was primarily funded by $108.7 million growth of total deposits and by an $85.0 million increase of other borrowings from the Federal Home Loan Bank.

Stockholders' equity decreased to $195.3 million as of June 30, 2002 from $206.3 million, as of December 31, 2001, a reduction of $11.0 million, or 5.33%. The decline is primarily the result of the decline of retained earnings due to the net loss for the six months ended June 30, 2002.

Loans and Leases

As of June 30, 2002, total loans and leases were $1,183.0 million compared to $1,132.9 million as of December 31, 2001, representing a $50.1 million, or 4.4% increase. The increase was primarily due to growth of $88.4 million in the conventional real estate portfolio. Real estate construction loans also increased $23.4 million. Partially offsetting the above growth was the decline in commercial loans of $60.8 million. The decline is represented by a reduction in the borrowing of the Company's existing customers and from charge-offs. For the six months ended June 30, 2002, $53.3 million of charge-offs have been from the commercial loan portfolio, representing virtually all of the total charge-offs of $53.6 million, as discussed in a previous section.

The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:




	June 30, 2002		December 31, 2001
(In Thousands)	Amount	Percentage	Amount	Percentage
<s>	<c>	<c>	<c>	<c>
Commercial	$ 434,910	36.76%	$ 495,681	43.76%
Real Estate - Construction	258,210	21.83%	234,860	20.73%
Real Estate - Conventional	452,966	38.29%	364,567	32.18%
Installment	233	0.02%	101	N/A
Other Loans	19,170	1.62%	20,345	1.80%
Leveraged Leases	17,503	1.48%	17,335	1.53%
Total	$ 1,182,992	100.00%	$1,132,889	100.00%
N/A = Percentage less than 0.01



The two largest concentrations in commercial loans continue to be the apparel/textile industry and the computer/electronic goods industry (excluding early-stage technology companies). The approximate amounts of commercial loans for these two industry segments as of June 30, 2002 are $60 million and $63 million, respectively. There are $47 million of loans to early stage high technology companies. Of the $27.7 million of non-accrual commercial loans as of June 30, 2002, $2.8 million, $0.7 million and $3.9 million were from the apparel/textile, computer/electronic goods industries and early stage high technology companies, respectively.

Also included in commercial loans are five credits that are participations in facilities to Indian casinos that are construction loans to be repaid under a mini-perm facility from the cash flow of the casinos. The total commitments were $43.4 million as of June 30, 2002 and the total loans outstanding were $35.5 million. In July of 2002, one of the facilities prepaid their borrowings. The outstanding balance as of June 30, 2002 was $4,942,000.  Also in July of 2002, a participation with a 5 million total commitment was approved.  The Bank does not intend to participate in additional Indian casino loans.

Conventional real estate loans and real estate-construction loans reflected an increase of $88.4 million and $23.4 million, respectively. The following table sets forth the break down by type of collateral for construction and conventional real-estate loans as of June 30, 2002 and December 31, 2001:




	6/30/2002				12/31/2001
(In Thousands)			Conventional				Conventional
	Construction		Real Estate		Construction		Real Estate
Project Type	Loans	Percentage	Loans	Percentage	Loans	Percentage	Loans	Percentage
<s>	<c>	<c>	<c>	<c>	<c>	<c>	<c>	<c>
Residential:
Single-Family	$ 93,481	37%	$ 15,537	3%	$ 104,427	45%	$ 13,422	4%
Townhouse	3,861	1	497	0	6,589	3	506	-
Condominums	93,524	36	1,824	1	91,998	39	3,483	1
Multi-Family	9,667	4	57,532	13	17,026	7	25,162	7
Land Development	42,327	16	-	-	4,952	2	272	-

Total Residential	$ 242,860	94%	$ 75,390	17%	$ 224,992	96%	$ 42,845	12%

Non-Residential:
Warehouse	$ -	0%	$ 53,786	12%	$ -	-%	$ 46,824	13%
Retail Facilities	2,578	1	87,842	19	481	-	84,532	23
Industrial Use	-	-	52,053	12	-	-	30,389	8
Office	7,463	3	56,119	12	7,938	3	43,555	12
Hotel and Motel	964	0	57,658	13	-	-	56,239	15
Other	4,345	2	70,118	15	1,449	1	60,183	17

Total Non-Residential	$ 15,350	6%	$ 377,576	83%	$ 9,868	4%	$ 321,722	88%

Total	$ 258,210	100%	$ 452,966	100%	$ 234,860	100%	$ 364,567	100%



The increase in land development construction lending is primarily due to a $29.0 million disbursement on a new loan during the second quarter of 2002.

As of June 30, 2002, the Company had an ownership interest in two leveraged leases of Boeing 737 aircraft leased by two major U.S. airlines. As of June 30, 2002, the total investment included as part of loans and leases was $17.2 million. Such amount includes an estimated residual value of $13.1 million. The value of the leveraged leases may be affected in the future by the profitability of the airline industry and of the two airlines, in particular. Were either of the two airlines to default on the above-described leveraged leases, the Company's investments would be substantially at risk due to the debt outstanding and the current depressed market values of such aircraft. The leases were acquired in 1996 and 1997, with terms of 16 years and 19 years, respectively.

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

The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:




(IN THOUSANDS)	June 30, 2002	December 31, 2001
<s>	<c>	<c>
Loans 90 Days or More Past Due and Still Accruing	$ -	$ 1,730
Non-accrual Loans	23,667	24,940
Total Past Due Loans	23,667	26,670
Restructured Loans (on Accrual Status)	1,513	1,706
Total Non-performing and Restructured Loans	25,180	28,376
Other Real Estate Owned, Net	383	383
Total Non-performing Assets	$ 25,563	$ 28,759



Total non-performing assets decreased to $25.6 million, as of June 30, 2002, from $28.8 million, as of December 31, 2001, representing a $3.2 million, or 11.1%, decrease.

Loans 90 Days or More Past Due

As of June 30, 2002, there were no loans 90 days or more past due and still accruing.

Non-Accrual Loans

The non-accrual loans declined $1.2 million, or 4.8%, to $23.7 million as of June 30, 2002 from $24.9 million as of December 31, 2001. The reduction was primarily due to charge-offs.

The following table identifies the components of the increase in non-accrual loans during the six months ended June 30, 2002:




Non-Accrual Loans (In Thousands)

<s>	<c>
Balance, December 31, 2001	$24,940
Add: Loans placed on non-accrual	61,376
Less: Charge-offs	(53,637)
Returned to accrual status	(2,080)
Repayments	(6,887)
Transfer to OREO	(45)
Balance, June 30, 2002	$23,667



The following table breaks out the Company's non-accrual loans by category as of June 30, 2002 and December 31, 2001:




(IN THOUSANDS)	June 30, 2002	December 31, 2001
<s>	<c>	<c>
Commercial	$ 13,166	$ 15,093
Real Estate-Construction	9,397	9,738
Real Estate-Conventional	1,104	109
Total	$23,667	$24,940



The outstanding non-accrual commercial loans are comprised primarily of trade financing loans.

Restructured Loans

As of June 30, 2002, the balance of restructured loans was $1.5 million compared to $1.7 million as of December 31, 2001. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of June 30, 2002, there was one restructured loan with a balance of $52,000 on non-accrual status. The weighted average yield of the restructured loans as of June 30, 2002 was 10.30%.

There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned

As of June 30, 2002 and December 31, 2001, other real estate owned ("OREO"), net of valuation allowance of $0.4 million, totaled $0.4 million and consisted of one property. On July 17, 2002, the property was sold and a gain on the sale of OREO was recognized in the amount of $101,000 and will be reflected in the third quarter earnings.

During the first quarter of 2002, there was a foreclosure on a retail market, the collateral on a Small Business Administration loan, which was subsequently sold for a $7,000 gain on sale of OREO. Net gains on sale of OREO are included as a reduction of OREO expense, net, on the statements of income.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:




(IN THOUSANDS)	June 30, 2002	Dec. 31, 2001
<s>	<c>	<c>
Recorded Investment with Related Allowance	$15,778	$28,734
Recorded Investment with no Related Allowance	-	273
Total Recorded Investment	15,778	29,007
Allowance for Impaired Loans	(2,885)	(5,224)
Net Recorded Investment in Impaired Loans	$12,893	$23,783



The average balance of impaired loans before the allowance was $32.2 million for the six months ended June 30, 2002 and $23.5 million for the year ended December 31, 2001.

For the six months ended June 30, 2002 and 2001, interest income recognized on impaired loans was $0 and $147,000, respectively.

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

Allowance for Credit Losses

As of June 30, 2002, the balance of the allowance for credit losses was $27.9 million, representing 2.36% of outstanding loans and leases. This compares to an allowance for credit losses of $23.7 million as of December 31, 2001, representing 2.09% of outstanding loans and leases.

The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans) for the six months ended as indicated:




(In Thousands)	June 30, 2002	June 30, 2001
<s>	<c>	<c>
Balance, Beginning of Period	$23,656	$19,426
Provision for Credit Losses	57,664	7,800
Charge-offs	(53,637)	(5,348)
Recoveries	247	917
Balance, End of Period	$27,930	$22,795



As of June 30, 2002, the allowance represents 110.9% and 118.0% of non-performing loans and of non-accrual loans, respectively. As of December 31, 2001, the allowance represented 83.4% and 94.9% of non-performing and of non-accrual loans, respectively. Non-performing loans are reviewed individually and management believes they are adequately provided for as of June 30, 2002.

The provision for credit losses is the amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay, in order to determine the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed incurred losses in the Bank's loan portfolio as of June 30, 2002. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

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

Management believes that the allowance for credit losses approximates the probable but unconfirmed losses existing in the Bank's loan portfolio, as of June 30, 2002.

Securities

The Company classifies its securities as held-to-maturity, trading or available-for-sale. Securities classified as held-to-maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. As of June 30, 2002 and December 31, 2001, there were no securities held-to-maturity.

Securities that are obtained and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Equity securities received upon the exercise of warrants and security distributions from venture capital funds are classified as trading.

Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available-for-sale. These securities are carried at fair value, with unrealized gains and losses reflected, net of tax, in other comprehensive income.

As of June 30, 2002, the Company recorded net unrealized gains of $17,617,000 on its available-for-sale portfolio. Accumulated other comprehensive income includes $11,451,000, representing the net unrealized gains, net of tax.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at June 30, 2002 and December 31, 2001 were as follows:




		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2002	Cost	Gains	Losses	Value
<s>	<c>	<c>	<c>	<c>
Securities Available-for-Sale
State and Municipal Securities	$ 2,225	$ 18	$ -	$ 2,243
U. S. Treasuries	1,078	12	-	1,090
U.S. Government Agencies	202,034	1,003	-	203,037
Mortgage Backed Securities	502,368	6,913	124	509,157
Commercial Mortgage Backed Securities	101,085	2,560	71	103,574
Corporate Notes	35,091	649	-	35,740
Collateralized Mortgage Obligations	215,463	5,347	63	220,747
Asset Backed Securities	44,776	1,373	-	46,149
FHLB Stock	17,548	-	-	17,548

Total	$1,121,668	$17,875	$ 258	$1,139,285

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 1

Total	$ -	$ -	$ -	$ 1

		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

Securities Available-for-Sale

U.S. Government Agencies	$ 100,877	$ 1,614	$ 237	$ 102,254
Mortgage Backed Securities	302,827	2,212	1,963	303,076
Commercial Mortgage Backed Securities	166,332	4,879	848	170,363
Corporate Notes	87,530	4,446	-	91,976
Collateralized Mortgage Obligations	308,299	6,176	697	313,778
Asset Backed Securities	102,334	2,588	-	104,922
FHLB Stock	12,620	-	-	12,620

Total	$ 1,080,819	$ 21,915	$ 3,745	$ 1,098,989

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 31

Total	$ -	$ -	$ -	$ 31



As of June 30, 2002, the fair value of total securities available-for-sale was $1,139.3 million, of which $35.7 million is unsecured corporate debt, as shown below (dollars in millions):




<s>	<c>
CIT Group	$ 10.2
Countrywide Credit	2.1
Daimler Chrysler	6.2
General Motor	1.0
Heller Financial	10.1
Lehman Brothers	6.1
Total	$ 35.7



As of June 30, 2002, trading securities totaled $1,000 and were comprised of one equity issue and is a non-interest bearing instrument.

There were sales of securities from the available-for-sale portfolio with a book value of $206.2 million for proceeds of $216.3 million during the six months ended June 30, 2002. The related gains on sale were $10,127,000. The weighted average yield on the securities sold was 6.43%. There were no sales of securities held-to-maturity during the six months ended June 30, 2002. There were no sales of securities of available-for-sale or securities held-to-maturity during the six months ended June 30, 2001.

Other Investments

As of June 30, 2002, other investments totaled $9.5 million. The balance includes various venture capital funds that invest in technology companies. As of June 30, 2002, undisbursed commitments to invest in these various funds totaled $5.4 million. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity ownership in the beneficial interest of an aircraft trust ("AFT"). As of June 30, 2002, the investment totaled $2.9 million which amount excludes an accumulated other comprehensive loss amount of $2.3 million. The other comprehensive loss balance reduces the carrying value of the Company's investment to $570,000. AFT owns 36 aircraft on lease to different lessees in various countries. The Company accounts for this investment using the equity method. The Company recorded a $144,000 expense related to AFT in the 2nd quarter, 2002.

Finally, included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate.

Deposits

The Company's deposits totaled $1,936.6 million as of June 30, 2002, representing a $108.7 million, or 5.9%, increase from total deposits of $1,827.9 million as of December 31, 2001. The increase was primarily due to interest bearing demand deposits which grew $112.8 million. This increase was partially offset by a $20.6 million decrease in other time deposits.

There were no brokered deposits outstanding as of June 30, 2002 and December 31, 2001. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, in the past the depositors have generally renewed their deposits at their maturity. Accordingly, the Company believes its deposit source to be stable.

The maturity schedule of time certificates of deposit of $100,000 or more, as of June 30, 2002, is as follows:




(In Thousands)	Amount
<s>	<c>
3 Months or Less	$527,689
Over 3 Months Through 6 Months	171,059
Over 6 Months Through 12 Months	214,358
Over 12 Months	15,452
Total	$928,558



The State of California has advised the Bank that its deposits totaling $125.0 million as of June 30, 2002 will not be renewed as they mature. The deposits all mature in the third quarter of 2002. As the Company had $151.5 million of federal funds sold and securities purchased under agreements to resell and $1,139 million of securities available-for-sale as of June 30, 2002, it is not anticipated there will result any significant change to the Company's liquidity.

Other Borrowings

As of June 30, 2002, the Company has two sources of outstanding borrowings.

The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $337.4 million, as of June 30, 2002. The advances are under an existing line of credit whereby the FHLB has granted the Bank an amount equal to 25% of its assets.

The maturity schedule of outstanding advances as of June 30, 2002 is as follows:




(In Thousands)	Amount	Fixed Rate of Interest
<s>	<c>	<c>
3 Months or Less	$ 5,000	5.61%
Over 3 Months Through 12 Months	65,000	4.70% - 5.25%
Over 1 Year Through 3 Years	267,400	2.89% - 5.25%
Total	$ 337,400	2.89% - 5.61%



The total outstanding advances of $337.4 million as of June 30, 2002 have a composite fixed rate of interest of 4.07%

Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

Capital Resources

Stockholders' equity totaled $195.3 million as of June 30, 2002, a decrease of $11.0 million, or 5.3%, from $206.3 million, as of December 31, 2001. The decline was primarily the result of the net loss recorded for the six months ended June 30, 2002.

In February, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of June 30, 2002, 405,000 shares had been repurchased at an average cost of $26.83 per share for a total of $10.9 million. There is an additional 300,000 share program authorized by the Board after the above program is completed.

Capital ratios for the Company and for the Bank were as follows as of the dates indicated:




	Well-Capitalized	June 30,	December 31,
	Requirements	2002	2001
<s>	<c>	<c>	<c>
GBC Bancorp
Tier 1 Leverage Ratio	5%	6.98%	8.73%
Tier 1 Risk-Based Capital Ratio	6%	10.25%	10.70%
Total Risk-Based Capital Ratio	10%	13.32%	14.09%
General Bank
Tier 1 Leverage Ratio	5%	7.46%	9.25%
Tier 1 Risk-Based Capital Ratio	6%	10.99%	11.38%
Total Risk-Based Capital Ratio	10%	12.25%	12.63%



For the quarter ended June 30, 2002, the ratio of the Company's average stockholders' equity to average assets was 7.87%. For the year ended December 31, 2001, this ratio was 9.60%.

GBC Bancorp Executive Obligation Trust (The "Trust")

In the first quarter, 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. There were no transactions involving the Trust for the quarter ended June 30, 2002.

In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of stockholders' equity captioned "deferred compensation". As of June 30, 2002, this amount was $2,103,000, representing the cost of the 79,001 shares held in the Trust.

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available-for-sale. These sources of liquidity amounted to $800.8 million, or 31.5% of total assets, as of June 30, 2002, compared to $823.9 million, or 34.8% of total assets, as of December 31, 2001.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. The Company does not anticipate any further funding from the FHLB. Notwithstanding this, management believes its liquidity sources to be stable and adequate.

As of June 30, 2002, total loans and leases represented 61.1% of total deposits. This compares to 62.0% as of December 31, 2001.

The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the six months ended June 30, 2002, the Bank declared cash dividends of $2.8 million to GBC Bancorp.

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

As of June 30, 2002, there was a cumulative one-year negative "gap" of $574.6 million, down from $663.6 million as of December 31, 2001.

The following table indicates the Company's interest rate sensitivity position as of June 30, 2002, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:




	June 30, 2002
			INTEREST SENSITIVITY PERIOD
	0 to 90	91 to 365	Over 1 Year	Over	Non-Interest
(In Thousands)	Days	Days	to 5 Years	5 Years	Earning/Bearing	Total
<s>	<c>	<c>	<c>	<c>	<c>	<c>
Earning Assets
Securities Available-for-Sale	$ 151,729	$ 21,477	$ 87,637	$ 878,442	$ -	$ 1,139,285
Trading Account Securities	-	-	-		1	1
Federal Funds Sold & Securities
Purchased Under Agreement to Resell	151,500	-	-	-	-	151,500
Loans and Leases (1) (2)	844,324	16,446	135,530	163,025	-	1,159,325
Non-Earning Assets (2)	-	-	-	-	89,339	89,339

Total Earning Assets	$ 1,147,553	$ 37,923	$ 223,167	$ 1,041,467	$ 89,340	$ 2,539,450

Source of Funds for Assets

Deposits:
Demand - N/B	$ -	$ -	$ -	$ -	$ 225,001	$ 225,001
Interest Bearing Demand	551,509	-	-	-	-	551,509
Savings	92,246	-	-	-	-	92,246
TCD'S Under $100,000	71,225	62,026	6,015	-	-	139,266
TCD'S $100,000 and Over	527,689	385,417	15,452	-	-	928,558

Total Deposits	$ 1,242,669	$ 447,443	$ 21,467	$ -	$ 225,001	$ 1,936,580

Borrowings from the Federal Home Loan Bank	$ 5,000	$ 65,000	$ 267,400	$ -		$ 337,400
Subordinated Debt	-	-	-	39,334	-	39,334
Other Liabilities	-	-	-	-	30,825	30,825
Stockholders' Equity	-	-	-	-	195,311	195,311

Total Liabilities and
Stockholders' Equity	$ 1,247,669	$ 512,443	$ 288,867	$ 39,334	$ 451,137	$ 2,539,450

Interest Sensitivity Gap	$ (100,116)	$ (474,520)	$ (65,700)	$ 1,002,133	$ (361,797)

Cumulative Interest Sensitivity
Gap	($100,116)	($574,636)	($640,336)	$361,797	-

Gap Ratio (% of Total Assets)	-3.9%	-18.7%	-2.6%	39.5%	-14.3%

Cumulative Gap Ratio	-3.9%	-22.6%	-25.2%	14.3%	0.0%

(1) Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
(2) Non-accrual loans are included in non-earning assets.



Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity on an on going basis through the analysis of the repricing characteristics of its loans, securities, and deposits, and managing the estimated net interest income volatility by adjusting the terms of its interest-earning assets and liabilities, and through the use of derivatives as needed.

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

Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of June 30, 2002:




	Expected Maturity Date
	As of June 30, 2002
	0 to 90	91 to 365	Over 1 Year	Over
(In Thousands)	Days	Days	to 5 Years	5 Years	Total
<s>	<c>	<c>	<c>	<c>	<c>
Interest-sensitive Assets:
Securities Available-for-Sale	$ 233,975	$ 164,193	$ 548,384	$ 192,733	$ 1,139,285
Federal Funds Sold & Securities
Purchased Under Agreements to Resell	151,500	-	-	-	151,500
Loans and Leases (1)	844,324	16,446	135,530	163,025	1,159,325

Total Interest-earning Assets	$ 1,229,799	$ 180,639	$ 683,914	$ 355,758	$ 2,450,110

Interest-sensitive Liabilities:
Deposits:
Interest Bearing Demand	$ 27,800	$ 83,400	$ 275,530	$ 164,779	$ 551,509
Savings	2,306	6,918	27,674	55,348	92,246
Time Certificates of Deposit	598,913	447,443	21,468	-	1,067,824

Total Interest - bearing Deposits	$ 629,019	$ 537,761	$ 324,672	$ 220,127	$ 1,711,579

Borrowing from FHLB	$5,000	$65,000	$267,400	$-	$337,400

Subordinated Debt	-	-	-	39,334	39,334

Total Interest-sensitive Liabilities	$ 634,019	$ 602,761	$ 592,072	$ 259,461	$ 2,088,313

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

The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2002:




	Net Interest	Market Value of
Change in Interest	Income Volatility	Equity Volatility
Rates (Basis Points)	June 30, 2002 (1)	June 30, 2002 (2)
<c>	<c>	<c>
+200	8.4%	-12.1%
+100	5.0%	-5.9%
-100	-6.2%	-1.4%
-200	-11.9%	-4.5%

The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.



The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2002. This table is presented herein because the table as presented in the Company's Form 10-Q filed for March 31, 2002 was erroneous.




	Net Interest	Market Value of
Change in Interest	Income Volatility	Equity Volatility
Rates (Basis Points)	March 31, 2002 (1)	March 31, 2002 (2)
<c>	<c>	<c>
+200	1.4%	-14.3%
+100	0.9%	-7.3%
-100	-1.8%	4.6%
-200	-7.4%	2.6%

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including, without limitation, statements containing the words "indicates," "anticipates," "believes," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: credit quality, general economics and business conditions in those areas in which the Company operates; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Market Risk, Liquidity and Interest Rate Sensitivity, and Recent Accounting Developments. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

Item 2. CHANGES IN SECURITIES

There have been no changes in the securities of the Registrant during the quarter ended June 30, 2002.

Item 3. DEFAULT UPON SENIOR SECURITIES

This item is not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 15, 2002, a proposal to elect thirteen directors to the Board of Directors of the Registrant to hold office until the next meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:




	For	Withheld
<s>	<c>	<c>
Benard Chen	9,761,002	106,207
Thomas C.T. Chiu	9,761,002	106,207
Chuang-I Lin	9,761,002	106,207
Ko-Yen Lin	9,761,002	106,207
Ting-Yung Liu	9,761,002	106,207
John Wang	9,761,002	106,207
Kenneth Wang	9,761,002	106,207
Chien-Te Wu	9,761,002	106,207
Julian Wu	9,761,002	106,207
Li-Pei Wu	9,761,002	106,207
Peter Wu	9,443,246	423,963
Ping C. Wu	9,761,002	106,207
Chin-Liang Yen	9,761,002	106,207



Item 5. OTHER INFORMATION

There are no events to be reported under this item.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits: None

b) Reports on Form 8-K: None

PART III - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                GBC Bancorp

                                                                                (Registrant)

Dated: August 13, 2002                                            /s/ Peter Wu____________

                                                                                 Peter Wu, President and

                                                                                 Chief Executive Officer

Dated: August 13, 2002                                             /s/ Peter Lowe___________

                                                                                 Peter Lowe, Executive

                                                                                 Vice President and

                                                                                   Chief Financial Officer