Form 10-Q
period 2002-09-30
GBC BANCORP
filed 2002-11-14
CIK 351710

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of The Securities Exchange Act of 1934

For Quarter Ended September 30, 2002 Commission file number 0-16213

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

Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common stock, no par value, 11,539,562 shares issued and outstanding as of September 30, 2002.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION .........................................................	3

Item 1.	Financial Statements .......................................................................	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ...................................................................	14

Item 3.	Qualitative and Quantitative Disclosure about Market Risk....................	40
Item 4.	Controls and Procedures......................................................................	42
PART II -	OTHER INFORMATION .................................................................	44

Item 1.	Legal Proceedings ..............................................................................	45

Item 2.	Changes In Securities ..........................................................................	45

Item 3.	Default Upon Senior Securities ............................................................	45

Item 4.	Submission Of Matters To A Vote Of Securities Holders .....................	45

Item 5.	Other Information ................................................................................	45

Item 6.	Exhibits And Reports On Form 8-K ...................................................	45

	Certifications .....................................................................................	47

PART I - FINANCIAL INFORMATION




GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL HIGHLIGHTS
CONDENSED BALANCE SHEETS
	September 30,	December 31,
(Dollars In Thousands)	2002	2001
ASSETS	(Unaudited)

Cash and Due From Banks	$ 40,834	$ 33,034
Federal Funds Sold and Securities Purchased Under Agreements to Resell	161,000	90,000
Cash and Cash Equivalents	201,834	123,034

Securities Available-for-Sale at Fair Value (Amortized Cost of $1,007,925 at
June 30, 2002 and $1,080,819 at December 31, 2001, respectively)	1,035,141	1,098,989
Trading Securities	1	31
Loans and Leases	1,213,532	1,132,889
Less: Allowance for Credit Losses	(27,666)	(23,656)
Deferred Loan Fees	(7,391)	(7,600)

Loans and Leases, net	1,178,475	1,101,633
Bank Premises and Equipment, net	6,475	6,382
Other Real Estate Owned, net	-	383
Due From Customers on Acceptances	6,309	6,471
Real Estate Held for Investment	1,645	2,129
Other Investments	8,517	11,509
Accrued Interest Receivable and Other Assets	19,493	16,682

Total Assets	$ 2,457,890	$ 2,367,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand	$ 229,556	$ 217,413
Interest Bearing Demand	552,130	438,660
Savings	84,807	91,418
Time Certificates of Deposit of $100,000 or More	841,944	920,615
Other Time Deposits	139,415	159,821

Total Deposits	1,847,852	1,827,927

Borrowings from the Federal Home Loan Bank	332,400	252,400
Subordinated Debt	39,367	39,269
Acceptances Outstanding	6,309	6,471
Accrued Expenses and Other Liabilities	26,261	34,858

Total Liabilities	2,252,189	2,160,925

Stockholders' Equity
Common Stock, No Par or Stated Value;
40,000,000 Shares Authorized; 11,539,562 shares (net of 79,001 shares held in trust) at September 30, 2002 and 11,477,394 shares (net of 96,935
shares held in trust) at December 31, 2001	$ 72,912	$ 71,316
Retained Earnings	114,743	124,196
Accumulated Other Comprehensive Income	15,943	8,332
Deferred Compensation	2,103	2,474

Total Stockholders' Equity	205,701	206,318

Total Liabilities and Stockholders' Equity	$ 2,457,890	$ 2,367,243

See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIAIRIES
CONSOLIDATED FINANCIAL HIGHLIGHTS
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share and Share Data)	2002	2001	2002	2001
INTEREST INCOME
Loans and Leases, Including Fees	$ 20,756	$ 22,866	$ 61,015	$ 69,578
Securities Available-for-Sale	13,969	15,509	48,870	46,330
Securities Held-to-Maturity	-	3	-	33
Federal Funds Sold and Securities
Purchased under Agreements to Resell	767	816	1,403	2,549
Other	6	3	14	17

Total Interest Income	35,498	39,197	111,302	118,507

INTEREST EXPENSE
Interest Bearing Demand	2,104	1,470	5,992	6,256
Savings	256	180	855	771
Time Certificates of Deposits of $100,000 or More	5,856	10,366	18,359	33,122
Other Time Deposits	783	1,901	2,519	6,285
Federal Funds Purchased and Securities
Sold under Repurchase Agreements	-	1	7	22
Borrowings from the Federal Home Loan Bank	3,447	1,649	9,529	3,259
Subordinated Debt	870	870	2,611	2,611

Total Interest Expense	13,316	16,437	39,872	52,326

Net Interest Income	22,182	22,760	71,430	66,181
Provision for Credit Losses	5,500	6,000	63,164	13,800

Net Interest Income after Provision
for Credit Losses	16,682	16,760	8,266	52,381

NON-INTEREST INCOME
Service Charges and Commissions	1,958	2,108	5,569	6,027
Gain on Sale of Securities Available-for-Sale	-	4,927	10,127	4,927
(Loss)/Gain on Sale of Fixed Assets	(7)	-	(7)	38
Trading Account Revenue/(Loss)	473	(224)	489	1,946
Expense from Other Investments	(1,143)	(560)	(5,767)	(739)
Other	12	1,022	130	1,689

Total Non-Interest Income	1,293	7,273	10,541	13,888

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,093	5,181	15,429	15,593
Occupancy Expense	1,127	904	3,101	2,597
Furniture and Equipment Expense	801	522	2,483	1,566
Net Other Real Estate Owned (Income) Expense	(101)	(14)	(130)	(408)
Other	2,286	2,269	6,910	6,704
Change of Fair Value of Derivatives	260	286	(111)	7,401
Total Non-Interest Expense	9,466	9,148	27,682	33,453

(Loss)/Income before Income Taxes	8,509	14,885	(8,875)	32,816
(Benefit)/Provision for Income Taxes	2,809	5,121	(3,659)	11,862
Net (Loss)/Income before Cumulative Effect of a Change in Accounting Principle	5,700	9,764	(5,216)	20,954

Cumulative Effect of a Change in Accounting Principle	-	-	-	4,962

Net Income/(Loss)	$ 5,700	$ 9,764	$ (5,216)	$ 25,916
Earnings (Loss) Per Share:
Net (Loss)/Income before Cumulative Effect of a Change in Accounting Principle
Basic	$ 0.49	$ 0.84	$ (0.45)	$ 1.79
Diluted	0.49	0.84	(0.45)	1.78
Cumulative Effect of a Change in Accounting Principle
Basic	$ -	$ -	$ -	$ 0.42
Diluted	-	-	-	0.42
Net (Loss)/Income
Basic	$ 0.49	$ 0.84	$ (0.45)	$ 2.21
Diluted	0.49	0.84	(0.45)	2.20
Weighted Average Basic Shares Outstanding	11,617,754	11,607,091	11,606,377	11,707,891
Weighted Average Diluted Shares Outstanding	11,634,267	11,652,904	11,606,377	11,802,292
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In Thousands, Except per Share Amounts)					Accumulated
					Other		Total
	Common Stock		Retained	Deferred	Comprehensive	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Compensation	Income (Loss)	Income (Loss)	Equity
Balance at December 31, 1999	11,523	$ 57,289	$ 84,035	$ -	$ (8,286)		$ 133,038

Comprehensive Income
Net Income for the year			38,476			$ 38,476	38,476
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					18,178	18,178	18,178
Foreign Currency Translation Adjustment					(1)	(1)	(1)
Comprehensive Income						$ 56,654
Stock Issued for Executive Compensation	114	2,401					2,401
Stock Held by Executive Obligation Trust	(71)	(1,571)		1,571			-
Stock Issuance	161	2,975					2,975
Tax Benefit-Stock Options Exercised		960					960
Stock Repurchase	(169)		(3,732)				(3,732)
Cash Dividend- $0.39 per Share			(4,513)				(4,513)

Balance at December 31, 2000	11,558	$ 62,054	$ 114,266	$ 1,571	$ 9,891		$ 187,782

Comprehensive Income
Net Income for the year			32,602			$ 32,602	32,602
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					630	630	630
Net Changes in Investment Valuation Allowance					(2,188)	(2,188)	(2,188)
Net Changes in Foreign Currency Translation Adjustments					(1)	(1)	(1)
Comprehensive Income						$ 31,043
Stock Held by Executive Obligation Trust	(26)	(903)		903			-
Stock Issuance	563	5,264					5,264
Tax Benefit-Stock Options Exercised		4,901					4,901
Stock Repurchase	(618)		(17,077)				(17,077)
Cash Dividend- $0.48 per Share			(5,595)				(5,595)

Balance at December 31, 2001	11,477	$ 71,316	$ 124,196	$ 2,474	$ 8,332		$ 206,318
Comprehensive Income
Net Loss for the period			(5,216)			$ (5,216)	(5,216)
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					7,160	7,160	7,160
Net Changes in Investment Valuation Allowance					451	451	451
Comprehensive Income						$ 2,395
Stock Held by Executive Obligation Trust	18	371		(371)			-
Stock Issuance	47	1,087					1,087
Tax Benefit-Stock Options Exercised		138					138
Stock Repurchase	(2)		(57)				(57)
Cash Dividend- $0.36 per Share			(4,180)				(4,180)

Balance at September 30, 2002	11,540	$ 72,912	$ 114,743	$ 2,103	$ 15,943		$ 205,701

						For the Nine Months	For the Year
Disclosure of Reclassification Amount:						Ended 09/30/02	Ended 12/31/2001

Net Change of Unrealized Gains Arising During Period, Net of Tax
Expense of $7,399 and $3,280 in 2002 and 2001, respectively						$ 13,743	$ 4,520
Less: Reclassification Adjustment for Gains Included in Net Income, Net of Tax Expense of
$3,544 and $2,823 in 2002 and 2001, respectively.						(6,583)	(3,890)
Net Change of Unrealized Gains on Securities, Net of Tax
Expense of $3,855 and $457 in 2002 and 2001, respectively.						$ 7,160	$ 630

See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	For the Nine Months Ended September 30,
(In Thousands)	2002	2001
OPERATING ACTIVITIES
Net (Loss)/Income	$ (5,216)	$ 25,916
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,199	931
Net (Accretion)/Amortization of Discount/Premiums on Securities	2,292	(2,750)
Accretion of Discount on Subordinated Notes	98	98
Write down on Real Estate Held for Investment	484	1,273
Write-off of Securities	-	190
Provision for Credit Losses	63,164	13,800
Amortization of Deferred Loan Fees	(4,036)	(3,383)
Gain on Sale of Securities Available-for-Sale	(10,127)	(4,927)
Gain on Sale of Other Real Estate Owned	(108)	(475)
Loss in Other Investments from Equity Accounting	5,853	924
Loss/(Gain) on Sale of Fixed Assets	7	(38)
Change of Fair Value of Derivative Instruments	(111)	(1,161)
Net Increase in Trading Securities	30	4,617
Net Decrease in Accrued Interest Receivable and Other Assets	3,370	432
Net Increase/(Decrease) in Accrued Expenses and Other Liabilities	(11,156)	12,181
Other, net	-	(47)

Net Cash Provided by Operating Activities	45,743	47,581

INVESTING ACTIVITIES
Purchases of Securities Available-for-Sale	(613,509)	(363,649)
Proceeds from Maturities of Securities Available-for-Sale	484,364	187,362
Proceeds from Maturities of Securities Held-to-Maturity	-	1,025
Proceeds from Sales of Securities Available-for-Sale	216,350	114,392
Net Increase in Loans and Leases	(114,348)	(157,806)
Purchase of Equity Interest in Limited Partnerships	(1,758)	(2,314)
Proceeds from Sales of Other Real Estate Owned	508	1,145
Purchases of Premises and Equipment	(1,278)	(1,341)
Proceeds from Sale/Disposal of Premises and Equipment	150	246
Purchase of Liberty Bank & Trust Net of Cash Acquired	(1,962)	-

Net Cash Used by Investing Activities	(31,483)	(220,940)

FINANCING ACTIVITIES
Net Increase/(Decrease) in Demand, Interest Bearing Demand and Savings Deposits	97,666	(53,455)
Net (Decrease)/Increase in Time Certificates of Deposit	(109,981)	131,978
Borrowings from the Federal Home Loan Bank	95,000	137,000
Repayment of Federal Home Loan Bank	(15,000)	(20,000)
Repurchase of Company Stock	(57)	(14,251)
Cash Dividends Paid	(4,175)	(3,974)
Proceeds from Exercise of Stock Options/Sale of Stock	987	3,961
Issuance of Stock Held by Trust	100	903
		`
Net Cash Provided by Financing Activities	64,540	182,162

Net Change in Cash and Cash Equivalents	78,800	8,803
Cash and Cash Equivalents at Beginning of Period	123,034	115,306

Cash and Cash Equivalents at End of Period	$ 201,834	$ 124,109

Supplemental Disclosures of Cash Flow Information
Cash Paid During This Period for
Interest	$ 39,480	$ 51,820
Income Taxes	10,401	2,160

Non-cash Investing Activities
Loans Transferred to Other Real Estate Owned at Fair Value	$ 45	$ 18

See Accompanying Notes to Unaudited Consolidated Financial Statements






Supplemental Disclosure for Acquisition of Liberty Bank & Trust
		For the nine months ended
	09/30/02		09/30/01
<s>	<c>		<c>
Assets Acquired:
Cash	$ 9,969		-
Securities Available-for-Sale	6,476		-
Loans and Leases	21,667		-
Premises and Equipment	171		-
Accrued Interest Receivable and Other Assets	250		-
Goodwill	4,855		-
Core Deposit Premium Intangible	964		-
	44,352		-
Liabilities Assumed:
Deposits	32,240		-
Accrued Interest and Other Liabilities	181		-
	32,421		-

Cash Paid for Common Stock	$ 11,931		-

See Accompanying Notes to Unaudited Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The financial statements include the accounts of GBC Bancorp ("Bancorp") and its wholly owned subsidiaries, GBC Venture Capital, Inc., General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., GBC Trade Services, Asia Limited and GB Capital Trust II. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

  Change of Accounting Principle

  On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("Statement 133"). On that date the Company recorded a transition adjustment of $8,561,000. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's consolidated statements of income. The Company has received rights to acquire stock in the form of warrants, as an adjunct to its high technology banking relationships. Most of the warrants contain a cashless exercise provision thereby qualifying them as derivatives under Statement 133, requiring they be carried at fair value. The amount represents the difference between the carrying value of the Company's derivatives and their fair value.

  Commitments and Contingencies

  In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements.

  The following is a summary of the Company's commitments as of September 30, 2002 and December 31, 2001:




	September 30,	December 31,
(In Thousands)	2002	2001
Undisbursed Commitments	$587,956	$592,469
Standby Letters of Credit	50,211	80,091
Bill of Lading Guarantees	1,167	487
Commercial Letters of Credit	62,296	63,578



  Pending Litigation

  In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

  Earnings/ (Loss) Per Share

  Basic earnings per share is determined by dividing net income / (loss) by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. In the case of a loss from operations no common stock equivalents are included in the computation of the diluted loss per share. The following table sets forth basic and diluted earnings per share calculations:




	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

(In Thousands Except Share and per Share Data)
Net Income / (Loss)	$5,700	$9,764	($5,216)	$25,916
Weighted-average Shares
Basic Shares Outstanding	11,617,754	11,607,091	11,606,377	11,707,891
Dilutive Effect Equivalent Shares	16,513	45,813	-	94,401
Dilutive Shares Outstanding	11,634,267	11,652,904	11,606,377	11,802,292
Earnings/(Loss) per Share- Basic	$0.49	$0.84	($0.45)	$2.21
Earnings/(Loss) per Share- Diluted	$0.49	$0.84	($0.45)	$2.20



  The average anti-dilutive equivalent shares outstanding for the three months ended September 30, 2002 and 2001 were 1,432,545 and 640,800, respectively. Equivalent shares represent options to purchase Company stock.

  The average anti-dilutive equivalent shares outstanding for the nine months ended September 30, 2002 and 2001, were 1,572,034 and 657,633, respectively.

  Quarterly Dividends

  In September 2002, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share payable on or about October 15, 2002 to shareholders of record on September 30, 2002. Reference also Note 9, Regulatory Matters, following.

  Acquisition of Liberty Bank & Trust

  On February 28, 2002, General Bank consummated its purchase transaction of Liberty Bank and Trust Co. of Boston. The purchase transaction was accounted for in accordance with SFAS No. 141, "Business Combinations". The assets acquired had a fair value of $44,352,000 and the fair value of liabilities assumed was $32,421,000. Goodwill in the amount of $4,855,000 and core deposit premium in the amount of $964,000 were initially recognized in accordance with SFAS No. 141. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets". The core deposit premium intangible is being amortized over a 5-year period, estimated to be the useful life.

  Recent Accounting Developments

  In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. Two provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of this statement will have no impact on the Company.

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

  In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets - in the FASB's more demanding language, when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Management has implemented the provisions of this statement relative to contract termination costs associated with the closure of the New York loan production office which is discussed in a following paragraph.

  In October of 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 is an amendment of FASB statements No. 72 and 144 and FASB Interpretation No. 9. The Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. It also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets. The provisions in paragraph 5 of this Statement shall be effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Other provisions are effective October 1, 2002, some of which permit earlier application. The adoption of this statement has no impact on the Company.

  Regulatory Matters

As a result of the findings in the regulatory examination of General Bank dated June 10, 2002, General Bank has entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. The MOU provides that the Bank shall retain management acceptable to the regulatory authorities and shall maintain a Tier 1 leverage capital ratio of at least 7.5%. As of September 30, 2002, General Bank's Tier 1 leverage capital ratio was 7.94%. The MOU further provides that the Bank shall not, without prior written consent of the regulatory authorities, pay cash dividends in the event that payment of such dividends will result in noncompliance with this capital ratio. Although the Bank has paid such dividends to GBC Bancorp at the time of payment of GBC's dividend, as of September 30, 2002, GBC had $14.5 million of cash, which is sufficient to pay dividends at the current annual level of $5.6 million per year and $3.4 million of interest on its subordinated debt per year for the next six quarters without receiving a dividend from the Bank. Management does not believe that this agreement will affect the payment of dividends and interest by GBC Bancorp.

The MOU further provides for reductions in the level of classified assets to specified percentages of Tier 1 Capital plus the Allowance for Loan Losses by March 31, 2003 and June 30, 2003, respectively. It further calls for the timely identification and classification of problem loans, improvement of credit-related analysis and reports, a second review of real estate appraisals, and improvements in the loan underwriting and monitoring processes. Although the examination report found the Bank's allowance for loan and lease losses to be adequate, management is to modify the methodology for the size and complexity of the loan portfolio. Bank Secrecy Act policies and procedures are to be improved to eliminate identified deficiencies and a program to reasonably ensure compliance with the requirements for establishing accounts with a W-8 tax-exempt status is to be developed and implemented. Improvements in the documentation and testing of the interest rate risk model are also called for. Management believes that all of the improvements set forth in the MOU can be complied with.

The FDIC has raised a question as to the interpretation of generally accepted accounting principles ("GAAP") that has been used to account for the AFT investment since its inception in 1999. Although the Company believes that its accounting is correct under GAAP and has so replied to the regulators with the support of its independent auditors, an adverse ruling on this matter could result in the write-off of the remaining asset.

As a result of the ratings received by General Bank, GBC Bancorp was no longer eligible to retain its status as a Financial Holding Company ("FHC"). The Company has informed the Federal Reserve Bank of its decision to decertify itself as an FHC, effective immediately. GBC Bancorp had not utilized the expanded authorities available as an FHC, and therefore the decertification has no impact on its existing business or on its business strategies.

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

Accounting for the allowance for credit losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based upon the evaluation of the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay, as described in "Allowance for Credit Losses".

Accounting for derivatives is in compliance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Implementation of SFAS No.133 has a material impact on the carrying value of derivative instruments; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management to mark to market derivatives are based on the most recent information available and other factors which are believed to be reasonable under the circumstances as described in "Non-Interest Income", "Non-Interest Expense" and "Cumulative Effect of a Change of Accounting Principle".

OVERVIEW

Net income for the third quarter of 2002 was $5,700,000 or $0.49 diluted earnings per share, compared to $9,764,000, or $0.84 diluted earnings per share, for the corresponding period of 2001. The $4,064,000 decrease is the result of a reduction of $5,980,000 of non-interest income due primarily to the absence of gain on sale of securities available-for-sale. Net interest income was $578,000 less and the provision for credit losses was lower by $500,000 in 2002 compared to 2001.

For the nine months ended September 30, 2002, there was a net loss of $5,216,000, a decrease of $31,132,000, compared to the net income of $25,916,000 earned during the corresponding period of 2001. Diluted (loss)/earnings per share for the nine months ended September 30, 2002 were ($0.45) compared to $2.20 for the same period of 2001. The diluted earnings per share for the nine months ended September 30, 2001, includes $0.42 relating to the cumulative effect of a change in accounting principle. The decrease in net income was primarily due to a $49,364,000 increase of the provision for credit losses partially offset by a $5,249,000 increase in net interest income. A $5,771,000 reduction of non-interest expense was partially offset by a $3,347,000 reduction of non-interest income.

For the quarter ended September 30, 2002 and 2001, the annualized return on average assets ("ROA") was 0.91% and 1.79%, respectively, and the annualized return on average stockholders' equity ("ROE") was 11.3% and 19.1%, respectively.

For the nine months ended September 30, 2002 and 2001, the ROA was (0.28)% and 1.68%, respectively, and the ROE was (3.4)% and 17.4%, respectively.

As of September 30, 2002, the New York loan production office was closed. New York-originated loans totaling $38 million remain outstanding as of September 30, 2002. These loans are being managed by officers in the Los Angeles office. The costs of the termination of the New York leases are included in the financial statements in accordance with SFAS No. 147. Other costs related to the closure are considered immaterial.

On November 4, 2002, General Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corp.  and the California Department of Financial Institutions.  For further information reference Note 9, Regulatory Matters, in preceding section.

RESULTS OF OPERATIONS

Net Interest Income-Quarterly Results

For the quarter ended September 30, 2002 and 2001, net interest income before the provision for credit losses decreased $578,000 or 2.54%, from $22,760,000 to $22,182,000. The decline was due primarily to the decrease of the net interest margin which declined to 3.61% from 4.28%. The 67 basis point decline of the net interest margin was partially offset by a $327.8 million increase of average earning assets.

Total interest income for the quarter ended September 30, 2002 was $35,498,000, representing a $3,699,000, or 9.44%, decrease from the corresponding quarter of a year ago. The decrease was primarily related to the decline of the yield on earning assets. For the quarter ended September 30, 2002 and 2001, the yield was 5.77% and 7.36%, respectively. The 159 basis point decline is primarily due to the reduction of the prime rate of interest and the decision to sell $206.2 million of securities available-for-sale in the second quarter of 2002. For the quarter ended September 30, 2002 and 2001, the daily average prime rate of interest was 4.75% and 6.57%, representing a reduction of 182 basis points. The yield on loans and leases declined to 6.87% from 8.23% for the quarter ended September 30, 2002 and 2001, respectively. The 136 basis point decline is primarily a function of the prime rate movement. While the Company has a loan portfolio that is approximately 75% prime-rate driven, $321 million of the commercial and real estate loans have floor rates. Because of the continuing decline of the prime rate of interest, as of September 30, 2002, $285 million of these loans have reached their floor rates thereby insulating the Company from further erosion of yield on loans and leases. The yield on securities declined to 5.16% from 6.69% for the quarter ended September 30, 2002 and 2001, respectively, a decline of 153 basis points. The decline of the yield on securities was the result of the sales of $206.2 million book value of securities available-for-sale with a weighted average yield of 6.43%. The proceeds received of $216.3 million were reinvested at lower yields. In addition, with the lower rates of interest, the Company has experienced higher levels of pre-payments which also have been reinvested at lower yields. The yield on federal funds sold and securities purchased under agreements to resell declined to 1.82% from 3.58% for the quarter ended September 30, 2002 and 2001, respectively, again mirroring the decline of the above-referenced average prime rate.

The impact of the declining yields on interest income was partially offset by a $327.8 million growth of average interest earning assets to $2,439.9 million from $2,112.1 million for the quarter ended September 30, 2002 and 2001 respectively. This growth was comprised of increases of $97.2 million, $154.1 million and $76.5 million for loans and leases, investment securities and federal funds sold and securities purchased under agreements to resell, respectively. As a result of the composition of this growth the percentage of average loans and leases to total average earning assets declined from 52.2% to 49.2%. Loans and leases is the highest yielding of the company's earning assets. Also as a result of the composition of the growth of average earning assets, the percentage of federal funds sold and securities purchased under agreement to resell to total average earning assets increased to 6.8% from 4.3%. Federal funds sold and securities purchased under agreement to resell are the lowest yielding of the Company's earning assets. The impact of the above was further downward pressure on the yield.

Total interest expense for the quarter ended September 30, 2002 was $13,316,000, representing a $3,121,000, or 19.0%, decrease from the corresponding quarter of a year ago. The decrease was due primarily to the decline of the cost of funds. For the quarter ended September 30, 2002, the cost of funds was 2.60% compared to 3.79% for the corresponding period of a year ago, a decline of 119 basis points. The rates paid on total average interest bearing deposits decreased to 2.15% from 3.57% for the quarter ended September 30, 2002 and 2001, respectively.

The main reason for the 142 basis point decrease of the rates paid on interest bearing deposits was the movement of the prime rate of interest as discussed above. The following table displays the average balance and rates paid for the deposit products of the Bank for the quarters ended as indicated:




	For the Quarter Ended September 30,
	2002	2001
Interest bearing demand - Average balance	$551,938	$358,650
Rate	1.51%	1.63%

Savings - Average balance	87,987	68,538
Rate	1.16%	1.04%

Time certificates of deposit
of $100,000 or more - Average balance	879,865	942,107
Rate	2.64%	4.39%

Other time deposits - Average balance	139,703	179,175
Rate	2.22%	4.09%



Only the rates paid for savings (the least significant deposit product from a dollar volume point of view) reflected an increase from 1.04% to 1.16%. The rates paid on time certificates of deposit of $100,000 or more and other time deposits declined 175 basis points and 187 basis points, respectively.

Partially offsetting the impact of a reduction of the rates paid on interest bearing deposits was an increase of average interest bearing deposits. For the quarter ended September 30, 2002 average interest bearing deposits were $1,659.5 million compared to $1,548.5 million for the corresponding period of a year ago, representing a $111.0 million, or 7.17%, increase. The increase was represented by all deposit categories except for time certificates of deposits of $100,000 or more and other time deposits. The decline of time certificates of deposit of $100,000 or more was mainly the result of the non-renewal of $125 million of deposits from the State of California on various dates during the third quarter of 2002. Interest bearing demand reflected the largest increase growing $193.3 million, or 53.9%.

The increase of average borrowings from the Federal Home Loan Bank ("FHLB") had the impact of increasing interest expense from both a volume and rate perspective. The average FHLB borrowings was $333.2 million and $132.1 million for the quarter ended September 30, 2002 and 2001, respectively.

The increase in borrowings from the FHLB as a percentage of average interest bearing liabilities partially offset the impact of the decline of short-term interest rates. The cost of these borrowings was 4.10% and 4.95% for the quarter ended September 30, 2002 and 2001, respectively. The cost of interest bearing liabilities excluding deposits, was 4.60% and 5.83% for the quarter ended September 30, 2002 and 2001, respectively. This compares to rates paid on interest bearing deposits of 2.15% and 3.57%, for the quarter ended September 30, 2002 and 2001, respectively. Besides the borrowings from the FHLB, interest bearing liabilities other than deposits include federal funds purchased and securities sold under repurchase agreement and subordinated debt.

The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, decreased 40 basis points to 3.17% for the quarter ended September 30, 2002, from 3.57% for the corresponding period of a year ago. The decline is due to the differential of the reduction of the cost of funds compared to the reduction of the yield on earning assets.

The net interest margin, defined as the annualized difference between interest income and interest expense divided by average interest earning assets, decreased 67 basis points to 3.61% for the quarter ended September 30, 2002, from 4.28% for the corresponding period of a year ago. The decline of the net interest margin was primarily due to the decline of the net interest spread and a reduction of the percentage of average interest-earning assets funded by non-costing sources. For the quarter ended September 30, 2002 and 2001, this percentage declined to 17.1% from 18.3%, respectively.

Net Interest Income - Nine-Month Results

For the nine months ended September 30, 2002, net interest income before the provision for credit losses was $71,430,000, representing a $5,249,000, or 7.9%, growth over the corresponding period of a year ago. The growth was achieved due to an increase of average earning assets partially offset by a decrease of the net interest margin.

Total interest income for the nine months ended September 30, 2002 was $111,302,000 compared to $118,507,000 for the corresponding period of a year ago. The $7,205,000, or 6.1%, decrease is primarily related to the decline of the yield on earning assets. For the nine months ended September 30, 2002 and 2001, the yield was 6.07% and 7.92%, respectively. The 185 basis point decline is primarily due to the reduction of the prime rate of interest. For the nine months ended September 30, 2002 and 2001, the daily average prime rate was 4.75% and 7.50%, respectively, a reduction of 275 basis points. The yield on loans and leases declined to 6.86% from 8.96% for the nine months ended September 30, 2002 and 2001, respectively. The 210 basis point decline is primarily a function of the prime rate movement. The yield on securities declined to 5.64% from 6.99% for the nine months ended September 30, 2002 and 2001, respectively, a decline of 135 basis points. The yield on federal funds sold and securities purchased under agreements to resell declined to 1.84% from 4.51% for the nine months ended September 30, 2002 and 2001, respectively, mirroring the decline of the above-referenced average prime rate.

The impact on interest income resulting from the decline of the prime rate was partially offset by the increase of average interest earning assets. For the nine months ended September 30, 2002 and 2001, average interest earning assets were $2,450.6 million and $2,000.6 million, respectively, representing growth of $450.0 million, or 22.5%. The growth was represented primarily by increases of $151.4 million and $272.1 million for loans and leases and for investment securities, respectively. The average balance of federal funds sold and securities purchased under agreements to resell also increased $26.5 million.

Total interest expense for the nine months ended September 30, 2002 was $39,872,000, compared to $52,326,000 for the corresponding period of a year ago. The decrease of $12,454,000, or 23.8%, was due to the 169 basis point decrease in the cost of funds from 4.31% to 2.62%. The decrease of the cost of funds is due to rate decreases in all the categories of interest bearing deposits which in turn is related to the prime rate reductions. The rates paid declined on all interest bearing deposits. The rates paid on total average interest bearing deposits decreased to 2.19% from 4.15% for the nine months ended September 30, 2002 and 2001, respectively.

The decline of the cost of funds was less than the decline of rates paid on interest bearing deposits because of the increase of borrowings from the Federal Home Loan Bank which averaged $307.3 million and $86.9 million for the nine months ended September 30, 2002 and 2001, respectively. While the cost of these borrowings declined to 4.15% from 5.01%, it remains higher than any deposit products.

Partially offsetting the decrease of the cost of funds was the growth of average interest-bearing liabilities, which increased $413.6 million to $2,037.2 million from $1,623.6 million for the nine months ended September 30, 2002 and 2001, respectively. The growth of average interest bearing liabilities was the result of a $193.1 million growth of interest bearing deposits and a $220.4 million growth of borrowings from the Federal Home Loan Bank ("FHLB").

The average balance and the rates paid on deposit categories for the nine months ended as indicated were as follows:




	For the nine months ended September 30,
	2002	2001
Interest bearing demand - Average balance	$535,612	$366,935
Rate	1.50%	2.28%

Savings - Average balance	96,940	68,128
Rate	1.18%	1.51%
Time certificates of deposit
of $100,000 or more - Average balance	913,245	881,654
Rate	2.69%	5.02%

Other time deposits - Average balance	144,248	180,188
Rate	2.33%	4.66%



For the nine months ended September 30, 2002 and 2001, the net interest spread was 3.45% and 3.61%, respectively, a 16 basis point decline.

For the nine months ended September 30, 2002 and 2001, the net interest margin was 3.90% and 4.42%, respectively, representing a 52 basis point decrease. The decline of the margin was the result of the reduced spread and a reduction of the percentage of average interest-earning assets funded by non-costing sources. For the nine months ended September 30, 2002 and 2001, this percentage declined to 17.2% from 19.0%, respectively.

Provision for Credit Losses

For the quarter ended September 30, 2002, a provision for credit losses of $5,500,000, was recorded compared to a $6,000,000 provision for credit losses for the corresponding quarter of a year ago. At quarter-end, a review of problem loans resulted in charge-offs of $5.5 million for the quarter compared to $3.4 million for the corresponding quarter of a year ago.

For the nine months ended September 30, 2002 and 2001, the provision for credit losses was $63,164,000 and $13,800,000, respectively. Net charge-offs for the nine months ended September 30, 2002 were $58.8 million compared to $7.7 million for the same period of 2001. Of the $59.1 million of gross charge-offs in 2002, $46.2 million were loans originated by the New York loan production office and $5.4 million was associated with a syndicated shared national credit.

The amount of the provision for credit losses is determined by management and is based upon the quality of the loan portfolio, management's assessment of the economic environment, evaluations made by regulatory authorities, historical loan loss experience, collateral values, assessment of borrowers' ability to repay, and estimates of probable known and inherent future losses. Please refer to the discussion "Allowance for Credit Losses", following.

Non-Interest Income

Non-interest income for the quarter ended September 30, 2002 totaled $1,293,000, representing a $5,980,000, or 82.2%, decrease compared to $7,273,000 for the quarter ended September 30, 2001. The decrease was primarily due to the absence of both the gain on sale of available-for-sale securities of $4,927,000 and of the non-interest fee income of $1,000,000 received from a paid-off construction loan. In addition, there was an increase from expense from other investments of $583,000 recorded in the third quarter of 2002 compared to the same quarter of a year ago. Expense from other investments is based on recording under the equity method the income or loss as reported by the partnerships of which GBC Venture Capital is a limited partner and the Trust ("AFT") in which the Bank holds a 10% beneficial interest. For the quarter ended September 30, 2002 and 2001, losses resulting from the partnerships of GBC Venture Capital were $904,000 and $694,000, respectively. In the case of the Bank's AFT investment, for the quarter ended September 30, 2002 and 2001, the financial results were $(239,000) and $134,000, respectively. Partially offsetting the above was a $697,000 increase in trading account revenue compared to the corresponding period of a year ago.

For the nine months ended September 30, 2002, non-interest income totaled $10,541,000 representing a $3,347,000, or 24.1%, decrease compared to $13,888,000 for the nine months ended September 30, 2001. Non-interest income decreased primarily due to the increase of expenses from other investments of $5,028,000 during the nine months ended September 30, 2002 plus the absence of non-interest fee income of $1,600,000 from a paid-off construction loan. For the nine months ended September 30, 2002 and 2001, losses resulting from the partnerships of GBC Venture Capital were $2,373,000 and $1,038,000, respectively. In the case of the Bank's AFT investment, for the nine months ended September 30, 2002 and 2001, the financial results were $(3,394,000) and $299,000, respectively. Offsetting the above was an increase in the gain on sale of available-for-sale securities of $5,200,000.

Trading account revenue is income earned on securities classified as trading account securities. The Company's subsidiary, GBC Venture Capital ("VC"), receives equity securities which it holds as trading securities primarily from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The recognition of fair value and ultimate disposition of these securities results in trading account revenue.

Non-Interest Expense

For the three months ended September 30, 2002, non-interest expense was $9,466,000, representing a $318,000, or 3.48%, increase from $9,148,000 for the corresponding period of a year ago. Non-interest expense includes the change in fair value of the Company's derivatives which are accounted for under Statement of Financial Accounting Standards No.133. (See also " Cumulative Effect of a Change in Accounting Principle", following.) For the quarter ended September 30, 2002 and 2001, the decline of the fair value of derivatives was approximately the same. The $318,000 of non-interest expense increase was primarily due to increases of $223,000 and $279,000 for occupancy expense and furniture and equipment expense, respectively. Partially offsetting the above were a decrease of $88,000 from salaries and employee benefits and an increase of $87,000 from net other real estate owned income. The decrease of salaries and employee benefits was the net result of a reduced incentive expense (resulting from reduced pre-tax earnings) partially offset by increased salary expense due to an increase of employees. As of September 30, 2002 and 2001, there was 408 and 356 full-time equivalent personnel, respectively. The increase of net other real estate owned income is the result of the sale of other real estate owned ("OREO") in the third quarter resulting in a $101,000 gain. Gain / loss on sale of OREO is included with expense related to OREO and classified as non-interest expense.

Included as a component of other non-interest expense is professional services expense which increased $377,000. The increase was due primarily to costs associated with problem loans and consulting fees related to the real estate investment trust (REIT). However, partially offsetting the increase of other professional services was the absence of net operating losses and the decrease of the amortization expenses related to the low-income housing ("LIH") properties. One of the three LIH investments had been written to a zero basis as of December 31, 2001.

For the quarter ended September 30, 2002, the Company's efficiency ratio, defined as non-interest expense excluding the change of fair value of derivatives divided by the sum of net interest income plus non-interest income less trading revenue and income (loss) from venture capital fund investments and gain on sale of securities available-for-sale, increased to 38.1% from 34.2% for the corresponding year-ago period.

For the nine months ended September 30, 2002, non-interest expense was $27,682,000, representing a $5,771,000, or 17.3%, decrease from the $33,453,000 reported for the corresponding period of a year ago. Excluding the change of fair value of derivatives, non-interest expense was $27,793,000 for the nine months ended September 30, 2002 compared to $26,052,000 for the corresponding nine months of a year ago. The $1,741,000 increase was primarily due to increases of $504,000 and $917,000 for occupancy expense and furniture and equipment expense, respectively. The increase of furniture and equipment expense was primarily due to implementation of a new accounting system for the Company's international transactions and the associated expensing of implementation costs. As of September 30, 2002, the net increase in fair value of derivatives from December 31, 2001 was $111,000. This compares to a decline of $7,401,000 as of September 30, 2001 from the value of the derivatives on January 1, 2001 at which time SFAS No. 133 was implemented. (See also "Cumulative Effect of a Change in Accounting Principle", following.)

Included as a component of other non-interest expense is other professional services expense which increased $1,570,000. As was the case with the quarterly comparison, there were increased problem loans and the REIT consulting fees. Also, for the nine months ended September 30, 2002 professional services included costs relating to the Liberty Bank acquisition. Partially offsetting the increase of other professional service expense for the nine months ended September 30, 2002 and 2001 were reductions of low income housing expense, legal settlement costs and net operating losses. For the nine months ended September 30, 2002 and 2001, the Company's efficiency ratio (as defined above) was 36.0% and 35.2%, respectively.

Provision for Income Taxes

For the quarter ended September 30, 2002 and 2001, the provision for income taxes was $2,809,000 and $5,121,000, respectively, representing effective tax rates of 33.0% and 34.4%. For the quarter ended September 30, 2002, there was no state tax provision. For the quarter ended September 30, 2001, the effective state tax was 2.90% compared to a statutory rate of 10.84%. The low state tax rate was due to the formation of GB Capital Trust II as a Bank subsidiary in the third quarter of 2001.

For the nine months ended September 30, 2002, the tax benefit was $3,659,000 and assumes a 35% federal income tax rate and a low income housing tax credit. This compares to a tax provision of $11,862,000 for the corresponding nine months of a year ago representing an effective tax rate of 36.1%. For the nine months ended September 30, 2002, there was no state tax benefit assumed. For the nine months ended September 30, 2001, the effective state tax was 6.54% compared to a statutory rate of 10.84%. The reduced state tax rate was due to the reason as described in the above paragraph.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2001, the Company adopted SFAS No. 133. On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company's statement of income for the nine months ended September 30, 2001.

FINANCIAL CONDITION

As of September 30, 2002, the total assets were $2,457.9 million, a $90.7 million, or 3.8%, increase from $2,367.2 million, as of December 31, 2001. As of September 30, 2002, total deposits were $1,847.9 million, a $19.9 million, or 1.1% increase from December 31, 2001.

Stockholders' equity decreased to $205.7 million as of September 30, 2002 from $206.3 million, as of December 31, 2001, a reduction of $0.6 million, or 0.3%. The decline is primarily the result of the net loss for the nine months ended September 30, 2002 and the payment of cash dividends, partially offset by the net increase of the securities available-for-sale valuation.

A major part of the funding for the growth of outstanding assets was provided by increased borrowings from the Federal Home Loan Bank which grew $80.0 million, as of September 30, 2002 compared to December 31, 2001.

Loans and Leases

As of September 30, 2002, total loans and leases were $1,213.5 million compared to $1,132.9 million as of December 31, 2001, representing a $80.6 million, or 7.1% increase. The increase was primarily due to growth of $102.5 million in the conventional real estate portfolio. Real estate construction loans also increased $32.9 million. Partially offsetting the above growth was the decline in commercial loans of $65.2 million. The decline is represented by a reduction in the borrowing of the Company's existing customers and from charge-offs. For the nine months ended September 30, 2002, $58.1 million of charge-offs have been from the commercial loan portfolio, representing virtually all of the gross charge-offs of $59.1 million, as discussed in a previous section.

The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:




	September 30, 2002		December 31, 2001
(In Thousands)	Amount	Percentage	Amount	Percentage
Commercial	$ 430,523	35.47%	$ 495,681	43.76%
Real Estate - Construction	267,736	22.06%	234,860	20.73%
Real Estate - Conventional	467,063	38.49%	364,567	32.18%
Installment	208	0.02%	101	N/A
Other Loans	30,696	2.53%	20,345	1.80%
Leveraged Leases	17,306	1.43%	17,335	1.53%
Total	$ 1,213,532	100.00%	$1,132,889	100.00%
N/A = Percentage less than 0.01



As of September 30, 2002, included in the commercial loans is approximately $275 million of trade finance loans. While imposition of the Taft Hartley Act has suspended the work stoppage, the west coast dock dispute may have affected some of these borrowers, as it stopped imports and exports into southern California. In addition, a backlog continues to exist. Management cannot determine the negative impact on the loan portfolio at this time. Service charges and commissions, which is included in non-interest income, will also be affected by the dispute, as it includes letter of credit commissions and wire transfer fees that will be reduced during the period of the dispute and backlog. Such commissions and fees totaled $0.8 million in the 3rd quarter, 2002.

The two largest concentrations in commercial loans continue to be the apparel/textile industry and the computer/electronic goods industry (excluding early-stage technology companies). The approximate amounts of commercial loans for these two industry segments as of September 30, 2002 are $54 million and $61 million, respectively. There are approximately $40 million of loans to early stage high technology companies.

Also included in commercial loans are five credits that are participations in facilities to Indian casinos that are construction loans to be repaid under a mini-perm facility from the cash flow of the casinos. The total commitments were $43.5 million as of September 30, 2002 and the total loans outstanding were $32.2 million. The Bank does not intend to participate in additional casino loans.

As indicated above, conventional real estate loans and real estate-construction loans reflected an increase of $102.5 million and $32.9 million, respectively. The following table sets forth the breakdown by type of collateral for construction and conventional real-estate loans as of September 30, 2002 and December 31, 2001:




	9/30/2002				12/31/2001
(In Thousands)			Conventional				Conventional
	Construction		Real Estate		Construction		Real Estate
Project Type	Loans	Percentage	Loans	Percentage	Loans	Percentage	Loans	Percentage
Residential:
Single-Family	$ 97,380	36%	$ 13,208	3%	$ 104,427	45%	$ 9,385	3%
Townhouse	991	-	493	0	6,589	3	506	0
Condominums	100,778	38	2,478	1	91,998	39	3,483	1
Multi-Family	10,681	4	56,829	12	17,026	7	24,941	7
Land Development	39,391	15	-	-	4,952	2	272	0
Land	-	-	41,609	9	-	-	32,257	9

Total Residential	$ 249,221	93%	$ 114,617	25%	$ 224,992	96%	$ 70,844	19%

Non-Residential:
Warehouse	$ -	0%	$ 56,918	12%	$ -	0%	$ 46,824	13%
Retail Facilities	3,369	1	86,200	19	481	-	85,240	24
Industrial Use	2,702	1	52,480	11	-	-	30,389	8
Office	8,030	3	71,117	15	7,938	3	45,933	13
Hotel and Motel	2,828	1	61,998	13	-	-	64,539	18
Land	-	-	950	0	-	-	-	-
Other	1,586	1	22,783	5	1,449	1	20,798	6

Total Non-Residential	$ 18,515	7%	$ 352,446	75%	$ 9,868	4%	$ 293,723	81%

Total	$ 267,736	100%	$ 467,063	100%	$ 234,860	100%	$ 364,567	100%



Land collateralized conventional real estate loans totaling $41.6 million and $32.3 million as of September 30, 2002 and December 31, 2001, respectively, were reclassified from other - non residential to land residential.

As of September 30, 2002, the Company had an ownership interest in two leveraged leases of Boeing 737 aircraft leased by two major U.S. airlines. As of September 30, 2002, the total investment included as part of loans and leases was $17.3 million. Such amount includes an estimated residual value of $13.1 million. One of the lessees is in financial difficulty and could file for bankruptcy. If this happens, the book value of that investment of $8.2 million as of September 30, 2002 would be substantially at risk if the lease was terminated, as the estimated value of the aircraft at that date was $14.8 million and the debt that is senior to the Company's investment as of that date was $14.9 million. Were the second lessee to file for bankruptcy, that investment would also be substantially at risk as well.

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

The following table provides information with respect to the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:




(IN THOUSANDS)	September 30, 2002	December 31, 2001
Loans 90 Days or More Past Due and Still Accruing	$ 1,209	$ 1,730
Non-accrual Loans	17,724	24,940
Total Loans 90 Days or More Past Due	18,933	26,670
Restructured Loans (on Accrual Status)	699	1,706
Total Non-performing and Restructured Loans	19,632	28,376
Other Real Estate Owned, Net	-	383
Total Non-performing Assets	$ 19,632	$ 28,759



Total non-performing assets decreased to $19.6 million, as of September 30, 2002, from $28.8 million, as of December 31, 2001, representing a $9.2 million, or 31.7%, decrease. While all categories of non-performing assets reflected declines, the largest reduction was the $7.2 million decrease of non-accrual loans.

Loans 90 Days or More Past Due

As of September 30, 2002, there were three commercial credits totaling $1.2 million that were 90 days or more past due and still accruing. As of October 16, 2002, one credit of $0.6 million has been fully paid-off. A second borrower with a loan balance of $0.4 million has brought interest current and has been renewed. The third borrower has reduced loan outstandings from $205,000 to $54,000; however, interest remains past due. The Company anticipates interest will be brought current in the near future.

Non-Accrual Loans

The non-accrual loans declined $7.2 million, or 28.9%, to $17.7 million as of September 30, 2002 from $24.9 million as of December 31, 2001. The reduction was primarily due to charge-offs.

The following table identifies the components of the decrease in non-accrual loans during the nine months ended September 30, 2002:




Non-Accrual Loans (In Thousands)

Balance, December 31, 2001	$24,940
Add: Loans placed on non-accrual	70,265
Less: Charge-offs	(58,996)
Returned to accrual status	(4,381)
Repayments	(14,059)
Transfer to OREO	(45)
Balance, September 30, 2002	$17,724



The following table breaks out the Company's non-accrual loans by category as of September 30, 2002 and December 31, 2001:




(IN THOUSANDS)	September 30, 2002	December 31, 2001
Commercial	$ 12,935	$ 15,093
Real Estate-Construction	3,066	9,738
Real Estate-Conventional	1,723	109
Total	$17,724	$24,940



The outstanding non-accrual commercial loans are comprised primarily of trade financing loans.

Restructured Loans

As of September 30, 2002, the balance of restructured loans was $0.7 million compared to $1.7 million as of December 31, 2001. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of September 30, 2002, there was one restructured loan with a balance of $50,000 on non-accrual status. The weighted average yield of the restructured loans (on accrual status) as of September 30, 2002 was 11.18%.

There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned

As of December 31, 2001, other real estate owned ("OREO"), net of valuation allowance of $0.4 million, totaled $0.4 million and consisted of one property. This property was sold at a gain of $101,000 during the third quarter of 2002.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:




(IN THOUSANDS)	September 30, 2002	Dec. 31, 2001
Recorded Investment with Related Allowance	$11,037	$28,734
Recorded Investment with no Related Allowance	-	273
Total Recorded Investment	11,037	29,007
Allowance for Impaired Loans	(2,336)	(5,224)
Net Recorded Investment in Impaired Loans	$8,701	$23,783



The average balance of impaired loans before the allowance was $28.1 million for the nine months ended September 30, 2002 and $23.5 million for the year ended December 31, 2001.

For the nine months ended September 30, 2002 and 2001, interest income recognized on impaired loans was $0 and $147,000, respectively.

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

Allowance for Credit Losses

As of September 30, 2002, the balance of the allowance for credit losses was $27.7 million, representing 2.28% of outstanding loans and leases. This compares to an allowance for credit losses of $23.7 million as of December 31, 2001, representing 2.09% of outstanding loans and leases.

The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans) for the nine months ended as indicated:




(In Thousands)	September 30, 2002	September 30, 2001
Balance, Beginning of Period	$23,656	$19,426
Provision for Credit Losses	63,164	13,800
Charge-offs	(59,089)	(8,783)
Recoveries	338	1,090
Reclass of Off-Balance Sheet Credit Exposure	(403)	0
Balance, End of Period	$27,666	$25,533



As of September 30, 2002, the allowance represents 140.9% and 156.1% of non-performing loans and of non-accrual loans, respectively. As of December 31, 2001, the allowance represented 83.4% and 94.9% of non-performing and of non-accrual loans, respectively. Non-performing loans are reviewed individually and management believes they are adequately provided for as of September 30, 2002.

The provision for credit losses is the amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay, in order to determine the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed incurred losses in the Bank's loan portfolio as of September 30, 2002. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

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

Management believes that the allowance for credit losses approximates the probable but unconfirmed losses existing in the Bank's loan portfolio, as of September 30, 2002.

Securities

The Company classifies its securities as held-to-maturity, trading or available-for-sale. Securities classified as held-to-maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. As of September 30, 2002 and December 31, 2001, there were no securities held-to-maturity.

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

As of September 30, 2002, the Company recorded net unrealized gains of $27,216,000 on its available-for-sale portfolio. Accumulated other comprehensive income includes $17,690,000, representing the net unrealized gains on the available-for-sale portfolio, net of tax.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at September 30, 2002 and December 31, 2001 were as follows:




		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2002	Cost	Gains	Losses	Value
Securities Available-for-Sale
State and Municipal Securities	$ 2,223	$ 74	$ -	$ 2,297
U. S. Treasuries	1,072	47	-	1,119
U.S. Government Agencies	62,005	3,080	-	65,085
Mortgage Backed Securities	521,791	12,802	880	533,713
Commercial Mortgage Backed Securities	95,462	4,754	-	100,216
Corporate Notes	35,537	596	-	36,133
Collateralized Mortgage Obligations	241,614	5,913	181	247,346
Asset Backed Securities	30,434	1,011	-	31,445
FHLB Stock	17,787	-	-	17,787

Total	$1,007,925	$28,277	$ 1,061	$1,035,141

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 1

Total	$ -	$ -	$ -	$ 1

		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

Securities Available-for-Sale

U. S. Treasuries	-	-	-	-
U.S. Government Agencies	$ 100,877	$ 1,614	$ 237	$ 102,254
Mortgage Backed Securities	302,827	2,212	1,963	303,076
Commercial Mortgage Backed Securities	166,332	4,879	848	170,363
Corporate Notes	87,530	4,446	-	91,976
Collateralized Mortgage Obligations	308,299	6,176	697	313,778
Asset Backed Securities	102,334	2,588	-	104,922
FHLB Stock	12,620	-	-	12,620

Total	$ 1,080,819	$ 21,915	$ 3,745	$ 1,098,989

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 31

Total	$ -	$ -	$ -	$ 31



As of September 30, 2002, the fair value of total securities available-for-sale was $1,035.1 million, of which $36.1 million is unsecured corporate debt, as shown below (dollars in millions). Not included in the table is $5.0 million of notes issued by Gillette Co. purchased in September of 2002, for settlement in October of 2002.




CIT Group	$ 10.1
Countrywide Credit	2.1
Daimler Chrysler	6.2
Gannett Company Inc.	5.3
General Motors	1.0
Heller Financial	5.1
Lehman Brothers	1.1
National Rural Utilities	5.2
Total	$ 36.1



As of September 30, 2002, trading securities totaled $1,000 and were comprised of one equity issue which is a non-interest bearing instrument.

There were sales of securities from the available-for-sale portfolio with a book value of $206.2 million and $109.2 million for proceeds of $216.3 million and $114.4 million during the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, net gains on sale of available-for-sale securities were $10,127,000 and $4,927,000, respectively.

There were no sales of securities held-to-maturity during the nine months ended September 30, 2002 and 2001.

Other Investments

As of September 30, 2002, other investments totaled $8.5 million. The balance includes $8.0 million in various venture capital funds that invest in technology companies. As of September 30, 2002, undisbursed commitments to invest in these various funds totaled $4.9 million. In addition to seeking an appropriate return from such investments, the Company seeks to use the investments to increase its high technology banking business. Also included in other investments is a 10% equity ownership in the beneficial interest of an aircraft trust ("AFT"). As of September 30, 2002, the investment totaled $2.7 million which amount excludes an accumulated other comprehensive loss amount of $2.7 million. The other comprehensive loss balance reduces the carrying value of the Company's investment to zero. AFT owns 36 aircraft on lease to different lessees in various countries. The Company accounts for this investment using the equity method.

As more fully discussed in the section below entitled "Regulatory Matters", the use of the equity method in accounting for the AFT investment has been questioned by the Federal Deposit Insurance Corporation ("FDIC").

Finally, included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate.

Deposits

The Company's deposits totaled $1,847.9 million as of September 30, 2002, representing a $20.0 million, or 1.1%, increase from total deposits of $1,827.9 million, as of December 31, 2001. The increase was primarily due to interest bearing demand deposits which grew $113.5 million. This increase was partially offset by a $78.7 million decrease in time deposits greater than $100,000. The decrease was mainly due to the non-renewal of time deposits totaling $140.0 million from the state of California.

The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time deposits of $100,000 or more having maturities of one year or less, in the past the depositors have generally renewed their deposits at their maturity. Accordingly, the Company believes its deposit source to be stable.

The maturity schedule of time certificates of deposit of $100,000 or more, as of September 30, 2002, is as follows:




(In Thousands)	Amount
3 Months or Less	$332,017
Over 3 Months Through 6 Months	142,948
Over 6 Months Through 12 Months	321,507
Over 12 Months	45,472
Total	$841,944



Other Borrowings

As of September 30, 2002, the Company has two sources of outstanding borrowings.

The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $332.4 million, as of September 30, 2002. The advances are under an existing line of credit whereby the FHLB has granted the Bank an amount equal to 25% of its assets.

The maturity schedule of outstanding advances as of September 30, 2002 is as follows:




(In Thousands)	Amount	Fixed Rate of Interest
3 Months or Less	$ 10,000	4.81%
Over 3 Months Through 12 Months	95,000	3.18% - 5.25%
Over 1 Year Through 3 Years	227,400	2.89% - 5.25%
Total	$ 332,400	2.89% - 5.25%



The total outstanding advances of $332.4 million as of September 30, 2002 have a composite fixed rate of interest of 4.05%.

Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

Capital Resources

Stockholders' equity totaled $205.7 million as of September 30, 2002, a decrease of $0.6 million, or 0.3%, from $206.3 million, as of December 31, 2001. The decline was the result of the net loss of $5.2 million and cash dividend declarations of $4.2 million, partially offset by a net increase of available-for-sale securities valuation allowance, net of tax, of $7.2 million.

In February, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of September 30, 2002, 405,000 shares had been repurchased at an average cost of $26.83 per share for a total of $10.9 million. There is an additional 300,000 share program authorized by the Board after the above program is completed.

Capital ratios for the Company and for the Bank were as follows as of the dates indicated:




	Well-Capitalized	September 30,	December 31,
	Requirements	2002	2001
GBC Bancorp
Tier 1 Leverage Ratio	5%	7.40%	8.73%
Tier 1 Risk-Based Capital Ratio	6%	10.52%	10.70%
Total Risk-Based Capital Ratio	10%	13.58%	14.09%
General Bank
Tier 1 Leverage Ratio	5%	7.94%	9.25%
Tier 1 Risk-Based Capital Ratio	6%	11.30%	11.38%
Total Risk-Based Capital Ratio	10%	12.56%	12.63%



Reference also Note 9, Regulatory Matters, in preceding section.

For the quarter ended September 30, 2002, the ratio of the Company's average stockholders' equity to average assets was 8.05%. For the year ended December 31, 2001, this ratio was 9.60%.

GBC Bancorp Executive Obligation Trust (the "Trust")

In the first quarter, 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. There were no transactions involving the Trust for the quarter ended September 30, 2002.

In the consolidated financial statements, the shares held in the Trust are reduced from common stock and classified as a separate component of stockholders' equity captioned "deferred compensation". As of September 30, 2002, this amount was $2,103,000, representing the cost of the 79,001 shares held in the Trust.

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available-for-sale. These sources of liquidity amounted to $874.8 million, or 35.6% of total assets, as of September 30, 2002, compared to $823.9 million, or 34.8% of total assets, as of December 31, 2001.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. The Company does not anticipate any further funding from the FHLB. Notwithstanding this, management believes its liquidity sources to be stable and adequate.

As of September 30, 2002, total loans and leases represented 65.7% of total deposits. This compares to 62.0% as of December 31, 2001.

The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California. For the nine months ended September 30, 2002, the Bank declared cash dividends of $4.2 million to GBC Bancorp. Reference also Note 9, Regulatory Matters, in preceding section.

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

As of September 30, 2002, there was a cumulative one-year negative "gap" of $528.5 million, down from $663.6 million as of December 31, 2001.

The following table indicates the Company's interest rate sensitivity position as of September 30, 2002, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:




	September 30, 2002
			INTEREST SENSITIVITY PERIOD
	0 to 90	91 to 365	Over 1 Year	Over	Non-Interest
(In Thousands)	Days	Days	to 5 Years	5 Years	Earning/Bearing	Total
Earning Assets
Securities Available-for-Sale	$ 57,951	$ 21,388	$ 80,242	$ 875,560	$ -	$1,035,141
Trading Account Securities		-	-	-	1	1
Federal Funds Sold & Securities
Purchased Under Agreement to Resell	161,000					161,000
Loans and Leases (1) (2)	862,560	38,087	125,531	169,630	-	1,195,808
Non-Earning Assets (2)					65,940	65,940

Total Earning Assets	$ 1,081,511	$ 59,475	$ 205,773	$ 1,045,190	$ 65,941	$2,457,890

Source of Funds for Assets

Deposits:
Demand - N/B	$ -	$ -	$ -	$ -	$ 229,556	$ 229,556
Interest Bearing Demand	552,130				-	552,130
Savings	84,807	-	-	-	-	84,807
TCD'S Under $100,000	55,414	75,626	8,375	-	-	139,415
TCD'S $100,000 and Over	332,017	464,455	45,472	-	-	841,944

Total Deposits	$ 1,024,368	$ 540,081	$ 53,847	$ -	$ 229,556	$1,847,852

Borrowings from the Federal Home Loan Bank	$ 10,000	$ 95,000	$ 227,400	$ -	$ -	$ 332,400
Subordinated Debt	-	-	39,367	-	-	39,367
Other Liabilities	-	-	-	-	32,570	32,570
Stockholders' Equity	-	-	-	-	205,701	205,701

Total Liabilities and
Stockholders' Equity	$ 1,034,368	$ 635,081	$ 320,614	$ -	$ 467,827	$2,457,890

Interest Sensitivity Gap	$ 47,143	$ (575,606)	$ (114,841)	$ 1,045,190	$ (401,886)

Cumulative Interest Sensitivity
Gap	$47,143	($528,463)	($643,304)	$401,886	-

Gap Ratio (% of Total Assets)	1.9%	-23.4%	-4.7%	42.5%	-16.3%

Cumulative Gap Ratio	1.9%	-21.5%	-26.2%	16.3%	0.0%

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

Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of September 30, 2002:




	September 30, 2002
	Expected Maturity Date
	(Dollars in Thousands)
	0 to 90	91 to 365	Over 1 Year	Over
(In Thousands)	Days	Days	to 5 Years	5 Years	Total
Interest-sensitive Assets:
Securities Available-for-Sale	$ 107,716	$ 216,863	$ 572,936	$ 137,626	$ 1,035,141
Securities Held-to-Maturity	-	-	-	-	-
Federal Funds Sold & Securities
Purchased Under Agreements to Resell	161,000	-	-	-	161,000
Loans and Leases (1)	862,560	38,087	125,531	169,630	1,195,808

Total Interest-earning Assets	$ 1,131,276	$ 254,950	$ 698,467	$ 307,256	$ 2,391,949

Interest-sensitive Liabilities:
Deposits:
Interest Bearing Demand	$ 27,793	$ 83,375	$ 275,879	$ 165,083	$ 552,130
Savings	2,121	6,360	25,442	50,884	84,807
Time Certificates of Deposit	387,430	540,081	53,848	-	981,359

Total Deposits	$ 417,344	$ 629,816	$ 355,169	$ 215,967	$ 1,618,296

Federal Fund Purchase	$ -	$ -	$ -	$ -	$ -

Borrowing from FHLB	10,000	95,000	227,400	-	332,400

Subordinated Debt	-	-	39,367	-	39,367

Total Interest-sensitive Liabilities	$ 427,344	$ 724,816	$ 621,936	$ 215,967	$ 1,990,063

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

The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2002:




	Net Interest	Market Value of
Change in Interest	Income Volatility	Equity Volatility
Rates (Basis Points)	September 30, 2002 (1)	September 30, 2002 (2)
+200	11.4%	(8.7) %
+100	6.9%	(2.5) %
-100	(7.3) %	(5.0) %
-200	(11.6) %	(7.3) %

The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

2. The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

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

Item 4. Controls and Procedures

As required by the provisions of the Sarbanes-Oxley Act of 2002, and implemented by rules 13a-14 and 15d-14 under the Securities Act of 1934, the Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of the Company's disclosure controls and procedures. An independent advisor was engaged to review the credit process in September 2002, and its report was presented to management and the Audit Committee in October 2002. Weaknesses in credit processes were identified in this report that were consistent with the findings by the banking examiners.

Improvements needed in the underwriting process were identified, including a requirement that all relevant information on the borrower be included and analyzed. On July 18, 2002, the Board appointed a Chief Credit Officer, and required his approval be part of the approval process for commercial and high tech credits, in addition to that of the Chief Executive Officer. In October 2002, that authority was extended to also include real estate credits. The Chief Credit Officer will be responsible for enforcing the credit policies and for the quality of the underwriting analysis and process. The report noted improvements in lending structures and reporting requirements since the appointment of the Chief Credit Officer.

Another identified weakness was the timely identification of problem loans and reporting on their status. The Chief Credit Officer will be responsible for implementing improvements in these areas. The existing process of having quarterly meetings with line management to discuss their respective loan portfolios will be incorporated into the internal certifications of the disclosure controls and procedures. Additional resources will be provided the Credit Review function to increase the oversight on this process.

Identified weaknesses in loan monitoring will be met, in part, by the Chief Credit Officer's enforcement of policies regarding collateral audits. His department has committed to have collateral audits performed on all remaining commercial credits requiring such an audit by the end of the year. Loan monitoring will also be part of the internal certifications by line management.

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

On November 4, 2002, the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corp. and the California Department of Financial Institutions.

Item 2. CHANGES IN SECURITIES

There have been no changes in the securities of the Registrant during the quarter ended September 30, 2002.

Item 3. DEFAULT UPON SENIOR SECURITIES

This item is not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

Item 5. OTHER INFORMATION

There are no events to be reported under this item.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits: None

b) Reports on Form 8-K: Certification pursuant to 18 U.S.C. Section 1350 for the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                GBC Bancorp

                                                                                 (Registrant)

Dated: ____Nov. 13, 2002___                                   _/s/ Peter Wu________

                                                                                    Peter Wu, President and

                                                                                    Chief Executive Officer

Dated: ____Nov. 13, 2002____                                     _/s/ Peter Lowe_________

                                                                                        Peter Lowe, Executive

                                                                                        Vice President and

                                                                                        Chief Financial Officer

Certifications

I, Peter Wu, certify that:

  I have reviewed this quarterly report on Form 10-Q of GBC Bancorp;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants's board of directors (or persons performing the equivalent function):

    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: ____November 13, 2002___

  Signature: _____/s/ Peter Wu________

  Peter Wu / CEO & President

  Certifications

I, Peter Lowe, certify that

  I have reviewed this quarterly report on Form 10-Q of GBC Bancorp;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants's board of directors (or persons performing the equivalent function):

    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ____November 13, 2002___

Signature: ____/s/ Peter Lowe_________

Peter Lowe / CFO & EVP