Form 10-K
period 2002-12-31
GBC BANCORP
filed 2003-03-28
CIK 351710

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to_______________

Commission file Number 0-16213

GBC Bancorp

(Exact name of registrant as specified in its charter)

California	95-3586596

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 West Sixth Street, Los Angeles, CA	90017

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (213) 972 - 4172

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

☒	Yes	☐	No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐	Yes	☒	No

          State the aggregate market value of the voting and non-voting common  equity held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a the last business day of the registrant’s most recently complete second quarter, June 30, 2002.  (See definition of affiliate in Rule 405, 17 CFR 230.405) $242,449,707.

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

☒	Yes	☐	No

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
11,623,863 shares outstanding as of February 28, 2003.
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

Documents Incorporated by Reference	Part of Form 10-K Into Which Incorporated

Definitive Proxy Statement for the
Annual Meeting of Shareholders
Filed within 120 days of the fiscal
Year ended December 31, 2002	Part III

Exhibit Index on Pages
90-92

FORM 10-K

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I

Forward-Looking Statements

          Certain statements contained herein, including, without limitation, statements containing the words “anticipates”, “believes,” “intends,” “should”, “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: credit quality, general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Market Risk, Liquidity, Interest Rate Sensitivity, Recent Accounting Developments and Other Matters. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.      Business

General

          GBC Bancorp (the “Company”), a California corporation incorporated in 1980, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered at 800 West 6th Street in Los Angeles, California 90017.  The Company owns all of the outstanding stock of its subsidiary General Bank (the “Bank”), a California state-chartered bank which commenced operations in March, 1980. GBC Bancorp functions primarily as a holding company for the Bank.

          The Bank has conducted the business of a commercial bank since it commenced operations.  The Bank is a community bank that serves individuals and small to medium-sized businesses through eighteen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas of California, a branch office in the state of Washington and two branches located in Boston, Massachusetts.  A loan production office in New York, New York was closed in the third quarter.  The Bank has an operations center in Rosemead and has branches located in downtown Los Angeles, Monterey Park, Torrance, Artesia, Alhambra, City of Industry, Irvine, San Diego, Arcadia, Diamond Bar,

Northridge, Orange, Huntington Beach, Cupertino, Millbrae, Aliso Viejo, Fremont and San Jose.

          As a result of the findings of the regulatory examination of General Bank dated June 10, 2002, General bank has entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation and the California Department of Financial Institutions.  Please refer to paragraphs entitled  “Regulatory Matters” in Part II, item 7.

          On February 28 2002, General Bank consummated its purchase transaction of Liberty Bank and Trust Co. of Boston.  The purchase transaction was accounted for in accordance with SFAS No. 141, “Business Combinations”.  The assets, net of cash acquired, had a fair value of $34,288,000 and the fair value of liabilities assumed was $32,326,000.  Goodwill in the amount of $4,515,000 and core deposit premium in the amount of $964,000 were initially recognized in accordance with SFAS No. 141.  SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  The core deposit premium intangible is being amortized over a 5-year period, estimated to be the useful life.

          The Bank offers a variety of banking services to its customers, including accepting checking, savings and time deposits; making secured and unsecured loans; offering traveler’s checks, safe deposit boxes, credit cards and other fee-based services; and providing international trade-related services.

Lending Activities

          The Bank’s primary emphasis is on commercial and real estate lending, real estate construction lending, and, to a lesser extent, small business lending.

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

          The Bank maintains a Small Business Lending department to provide loans for small to medium-sized businesses.  Loan products offered include US SBA Guarantee programs and conventional in-house programs.  The 7(a) loan is the primary

US SBA guaranteed program with loan amounts up to $500,000 and maturity up to 25 years.  The maximum loan amount of $500,000 was reduced from $2 million on October 1, 2002.  As of December 31, 2002, the Bank’s 7(a) servicing portfolio was approximately $57 million, including $10 million sold to the secondary market.

Competition

          The Bank actively competes for deposits and loans with other banks and financial institutions located in its service area.  Interest rates, customer service and legal lending limits are the principal competitive factors and the Gramm-Leach-Bliley Act of 1999 has expanded competition.  In order to compete with other financial institutions in its service area, the Bank relies principally upon providing quality service to its customers, personal contact by its officers, directors and employees, and local promotional activity.  Competitors presently include banks serving the Asian population in Southern and Northern California, as well as major banks with extensive branch systems operating over a wide geographic area.  Many of the banks have greater financial resources and facilities than the Bank and many offer certain services, such as trust services, not currently offered by the Bank.

Subsidiaries

Bank Subsidiaries

          GBC Investment & Consulting Company, Inc., a wholly-owned subsidiary of the Bank, was incorporated to provide specific, in-depth expertise in the areas of investment and consultation on an international and domestic basis.  An office was established in Taipei, Taiwan, to coordinate and develop business between the Bank and prospective customers in Taiwan and other Asian countries.  As of and for the year ended December 31, 2002, GBC Investment & Consulting Company, Inc. reported total assets of $8,700 and a net loss of $63,200.

          GBC Leasing Company, Inc. is the Bank’s leasing subsidiary.  The Bank owns 90% of the voting stock of this company which was formed to acquire various assets, such as equipment on lease, promissory notes and leases and/or partnership interests in partnerships owning such types of assets, in exchange for its common stock in transfers qualifying as a tax free exchange of property, described in Section 351 of the Internal Revenue Code of 1986, as amended.  GBC Leasing Company engages in no off-balance sheet/synthetic lease activities.  As of and for the year ended December 31, 2002, GBC Leasing Company, Inc. reported total assets of $54,900, and a net loss of $12,300.

          GBC Insurance Services, Inc. is a wholly-owned subsidiary of the Bank and operates exclusively as a full service insurance agent/broker to provide additional financial service to the Bank’s customers.  In August, 1997, the business of GBC Insurance Services, Inc. was transferred to a division of General Bank.  Accordingly, the insurance subsidiary is in an inactive status.

          GBC Real Estate Investments, Inc. is a wholly owned subsidiary of the Bank. The purpose of this subsidiary is to engage in real estate investment activities, which may include equity interests in limited partnerships and limited liability companies that own or invest in commercial real estate development properties. To date, there have been no transactions involving this subsidiary.

          On August 21, 2001, GBC Trade Services, Asia Limited (“Trade Services”) was incorporated as a wholly-owned subsidiary of the Bank.  Trade Services is a Hong Kong based non-financial institution that will serve as a vehicle to reissue, in Hong Kong, letters of credit for the account of its U.S. based import customers in favor of beneficiaries.  As of and for the year ended December 31, 2002, Trade Services reported total assets of $38,100 and net income of $40,000.

          On September 1, 2001, GB Capital Trust, a real estate investment trust (“REIT”) was incorporated.  The REIT is operated so as to be entitled to the tax treatment provided in Section 856 of the Internal Revenue Code entitled “Definition of Real Estate Investment Trust”.  The Bank owns 100% of the voting common trust units issued by the REIT.  As of and for the year ended December 31, 2002, the REIT reported total assets of $863,093,000 and net income of $54,235,000.  The REIT declared a cash dividend on the voting common trust units of $146,000,000 of which $52,300,000 represented a return of capital.

Holding Company Subsidiaries

          In addition to its wholly-owned bank subsidiary, the Company owns all of the outstanding stock of GBC Venture Capital, Inc. The business purpose of GBC Venture Capital, Inc. is to hold stock warrants received as part of business relationships and to make equity investments in companies and limited partnerships subject to applicable regulatory restrictions.  As of and for the year ended December 31, 2002, GBC Venture Capital, Inc., reported total assets of $10,532,000 and net loss of  $1,509,000. The net loss was primarily the result of the recording of losses associated with the venture capital fund limited partnerships in which GBC Venture Capital, Inc. invests.

Supervision and Regulation

General

The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete.  These references are qualified in their entirety by the referenced statutes and regulations.  In addition, some statutes and regulations which apply to and regulate the operation of the banking industry might exist which are not referenced below.  Changes in applicable statutes and regulations may have a material effect on the business of the Company and its subsidiaries.  This regulatory framework is intended primarily for the protection of depositors and deposit insurance funds and not for the protection of security holders.

GBC Bancorp

          The Company is a bank holding company within the meaning of the Bank Holding Company act of 1956, as amended  (“BHCA”) and is subject to the supervision and regulation of the Federal Reserve Bank of San Francisco.  As a bank holding company, the Company is required to file reports with the Federal Reserve Board (the “Federal Reserve”) and to provide such additional information as the Federal Reserve may require.  The Federal Reserve also has the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company.

          The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

          In November of 1999, the Gramm-Leach-Bliley Financial Modernization Act (the “Act”) was signed into law and became effective on March 11, 2000. The Act repealed the prohibitions among banks, securities firms and insurance companies by rescinding provisions of the Glass-Steagall Act and the Bank Holding Company Act. Activities permitted by the Act are those that are financial in nature or incidental to financial activities. The Act identifies the following activities as financial in nature: lending; insurance activities, including underwriting, agency and brokerage; providing financial investment advisory services; underwriting in, and acting as a broker or dealer in securities; merchant banking; and insurance company portfolio investment. It is not yet known which, if any, of these financial activities the Company will engage in.

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

          Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.  Further, the Company is required by the Federal Reserve to maintain certain levels of capital. See “—Capital Standards.”

          The Company is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company.  Prior approval of the Federal Reserve is also required for the merger or consolidation of the Company and another bank holding company.

          The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any corporation that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries.  However, the Company, subject to the prior approval of the Federal Reserve, may engage in, or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  See “Modernization Act of 1999”.

          Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the Federal Reserve’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

          The Company’s primary source of income is the receipt of dividends from the Bank.  The Bank’s ability to make such payments to the Company is subject to certain statutory and regulatory restrictions.  There can be no assurance that the Bank will be in a position to pay dividends to the Company.  The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equals at least the amount of the proposed distribution.  The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation’s assets equal at least 1 1/4 times its liabilities; and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation’s interest expense for such fiscal years, then the corporation’s current assets equal at least  1 1/4 times its current liabilities.  The Bank’s ability to make dividend payments is also subject to the provisions of a Memorandum of Understanding. Please refer to paragraphs entitled  “Regulatory Matters” in Part II, item 7.

          In addition, bank subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealing with their holding companies and other affiliates.  Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issue a guarantee, acceptance or letter of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on a per affiliate basis, or 20 percent of such subsidiary’s capital stock and surplus on an aggregate affiliate basis.  Such transactions must be on terms and conditions that are consistent with safe and sound banking practices.  A bank and its subsidiaries generally may not purchase a low-quality asset, as that term is defined in the Federal Reserve Act, from an affiliate.  Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

          The BHCA and regulations of the Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock. The Company’s stock repurchase programs are discussed in the ensuing three paragraphs.

          On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of the Company’s stock.  This program was completed on April 25, 2001.  384,154 shares were repurchased for a total of $10 million at an average cost per share of $26.03, of which 215,054 were repurchased in 2001 and 169,100 were repurchased in 2000.

          In February 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company’s stock.  As of December 31, 2002, 405,000 shares had been repurchased at an average cost of $26.83 per share for a total of $10.9 million under this program, of which 403,000 were repurchased in 2001 and 2,000 were repurchased in 2002.

          On October 11, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 300,000 shares of Company’s stock under conditions which allow such repurchases to be accretive to earnings.  As of December 31, 2002, no shares had been repurchased under this program.

General Bank (the “Bank”)

          Banks are extensively regulated under both federal and state law.  The Bank, a California state-chartered bank, is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).

          The Bank is insured by the FDIC up to a maximum of $100,000 per depositor.  For this protection, the Bank, as is the case with all insured banks, is subject to the rules and regulations of the FDIC.  The Bank, while not a member of the Federal Reserve System, is subject to certain regulations of the Board.

          Various requirements and restrictions under the laws of the state of California and the United States affect the operations of the Bank.  State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices.  Further, the Bank is required to maintain certain levels of capital.

          There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank.  California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period).  In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank’s last preceding fiscal year only after obtaining the prior approval of the Commissioner of the DFI.

          The FDIC also has authority to prohibit the Bank from engaging in what, in the FDIC’s opinion, constitutes an unsafe or unsound practice in conducting its business.  It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

          Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates.  Such restrictions prevent affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts.  Further, such secured loans and investments by the Bank in any other affiliate is limited to 10 percent of the Bank’s capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20 percent of the Bank’s capital and surplus (as defined by federal regulations).  California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank.  Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act (“FDICIA”).

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

Effect of Governmental Policies and Recent Legislation

          Banking is a business that depends on rate differentials.  In general, the difference between the interest rates paid by a bank on its deposits and its borrowings and the interest rates received by a bank on loans extended to its customers and securities held in a bank’s portfolio comprise the major portion of a bank’s earnings.  These rates are highly sensitive to many factors that are beyond the control of a bank.  Accordingly, the earnings and growth of a bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

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

Gramm-Leach-Bliley Financial Modernization Act of 1999

          The Gramm-Leach-Bliley Financial Modernization Act was signed into law in 1999. This Act, among other things:

•

Allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	Allows insurers and other financial services companies to acquire banks;

•	Removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	Establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This Act has resulted in the Bank facing increased competition.

Capital Standards

          Each federal banking agency has promulgated regulations defining the following five categories in which a banking organization will be placed, based on its capital ratios:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

          To be “adequately capitalized,” the Corporation and the Bank must maintain minimum ratios of total capital to risk-weighted assets of eight percent (8%) and of Tier 1 capital to risk-weighted assets of four percent (4%).  For the Corporation and the Bank, Tier 1 capital includes common shareholders’ equity, less goodwill and certain other deductions, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value.  For the Corporation and the Bank, total capital also includes the allowance for credit losses, subordinated debt, and net unrealized gains on marketable securities, subject to limitations established by the guidelines.  At least half of total capital must be in the form of Tier 1 capital.

          Capital is compared to the risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets as well as transactions which are off-balance sheet items, such as letters of credit and recourse arrangements.  Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.  At December 31, 2002, the Company and the Bank exceeded the required ratios for classification as “well capitalized”. Please refer to paragraphs entitled  “Regulatory Matters” in Part II, item 7.

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

          In January, 2002, federal banking agencies also issued a new rule that went into effect April 1, 2002, requiring that equity investments in nonfinancial companies be subject to different capital requirements than those currently applied to traditional banking investments, whether such equity investments are made by Financial Holding Companies under the merchant banking authority of the Financial Services Modernization Act, by bank holding companies through small business investment companies (“SBIC”), under Regulation K or in less than 5% of the shares of a nonfinancial company under authority of the BHCA, or by state banks as authorized by the Federal Deposit Insurance Act.  The rules require a series of marginal capital charges on covered equity investment that increase with the level of those investments as a percentage of Tier 1 capital.  Subject to certain exceptions, including investments grandfathered under the rules, the rules require that if the aggregate adjusted carrying value of the investments is less than 15% of the Tier 1 capital of the bank holding company, 8% of the adjusted carrying value would be deducted from Tier 1 capital.  For investment between 15% and 25% of Tier 1 capital, 12% of the investment must be deducted and for investments of 25% or more, 25% of the investment must be deducted.

No additional capital charge applies to SBIC investments if the carry value of the investments does not exceed 15% of the Tier 1 capital of the depository institutions.  At December 31, 2002, the Company’s equity investments in nonfinancial companies was 6.31% of Tier 1 capital.  Therefore, management believes that the rules will not have a material adverse effect on the Company’s financial condition or results of operation in the near term.

Prompt Corrective Action and Other Enforcement Mechanisms

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

BIS Guidelines

          The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basle Committee on Banking Supervision (the “BIS”).  The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply.  In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures.  Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events.  The 1988 capital accord does not include separate capital requirements for operational risk.  The BIS proposal outlines several alternatives for capital assessment of operational risks, including two standardized approaches and an “internal measurement approach” tailored to individual institutions’

circumstances.  The BIS has stated that its objective is to finalize a new capital accord in the fourth quarter of 2003 and for member countries to implement the new accord at year-end 2006.  The ultimate timing for the new accord, and the specifics of capital assessments for addressing operational risk, is uncertain.  The Company expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies.  The Company cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to the Company and its bank subsidiary.

Safety and Soundness Standards

          The federal banking agencies have adopted guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.  The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired.  If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan.  Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

          Appraisals for “real estate - related financial transactions” must be conducted by either state-certified or state-licensed appraisers for transactions in excess of certain amounts.  State-certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for “complex” 1-4 family residential properties of $250,000 or more.  A state-licensed appraiser is required for all other appraisals.  However, appraisals performed in connection with “federally related transactions” must now comply with the federal banking agencies’ appraisal standards.  Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing of real property, and the use of real property or interests in real property for a loan or investment, including mortgage backed securities.

          Federal regulations require banks to maintain adequate valuation allowances for potential credit losses.  The Company has an internal risk analysis and review staff that continually reviews loan quality and ultimately reports to the Audit Committee.  This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in California.  Based on this analysis, management determines the adequate level of allowance required.  The allowance for credit losses is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

Premiums for Deposit Insurance

          Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund (“BIF”) administered by the FDIC.  The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90 percent of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of  BIF.  Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions.  Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits.  The FDIC also has authority to impose special assessments against insured deposits.

          The FDIC has implemented a risk-based assessment system, as required by FDICIA, under which an institution’s premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.  As long as BIF’s reserve ratio is less than a specified “designated reserve ratio,” or 1.25 percent, the total amount raised from BIF’s members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were 0.023 percent of deposits.  In September 1995, the FDIC lowered assessments from their rates ranging from $0.23 to $0.31 per $100 of insured deposits to rates ranging from $0.04 to $0.31, depending on the condition of the bank, as a result of the recapitalization of BIF.  In November of the same year, the FDIC voted to reduce its premiums for well capitalized banks to zero, effective January 1, 1996.  Other banks will be charged risk-based premiums up to $0.27 per $100 of deposits.  The Bank, being considered well capitalized, made no payments of FDIC insurance premium for the year ended December 31, 2002.  However, as a result of the findings of the regulatory examination of the Bank, effective in 2003, the Bank will make payments of $0.03 per $100 of insured deposits. Please refer to paragraphs entitled  “Regulatory Matters” in Part II, item 7.

Other Items

          FDICIA also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates “pass through” deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution’s tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

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

Community Reinvestment Act and Fair Lending Developments

          The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (the “CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities.

          In January 2001, the federal banking agencies adopted new regulations implementing the CRA “sunshine” provision of the Financial Services Modernization Act.  Those provisions require insured depository institutions (or their affiliates) and nongovernmental entities or persons that are parties to certain written agreements made pursuant to, or in connection with, the fulfillment of the CRA to make such agreements available to the public and the relevant federal banking agency.  Insured depository institutions (or their affiliates) and nongovernmental entities or persons that are parties to such agreements are also required to file annual reports concerning the agreements with the relevant agency.  The Bank is not currently and has never been a party to a written CRA- related agreement with a nongovernmental entity.

          A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance.  When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.  In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.”  A bank’s CRA rating will also affect the ability of the bank and its bank holding company to take advantage of the new powers granted by the Financial Services Modernization Act.  Based on the most current examination report dated January 31, 2002, the Bank was rated “high satisfactory”.

Hazardous Waste Clean-Up Costs

          Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability.  Based on a general survey of the loan portfolios of the Bank, management is not aware of any potential liability for hazardous waste contamination.

USA PATRIOT Act

          On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the “USA PATRIOT Act”.  Title III of the USA PATRIOT Act substantially broadened the scope of U.S. anti–money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra–territorial jurisdiction of the United States.  The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as the Bank and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries.  Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  Treasury is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements.

          Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution.  The Company has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the Act and Treasury’s regulations.

Sarbanes – Oxley Act

          On July 30, 2002, the Senate and the House of Representatives of the United States enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Other Regulations and Policies

          Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank.  Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations of the nature and amount of loans which may be made, and restrictions on payment of dividends.  The Commissioner of the DFI approves the number and locations of the branch offices of a bank.  California law exempts banks from the usury laws.

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

Employees

          As of December 31, 2002, the Bank had approximately 397 full-time equivalent employees.  None of the employees are represented by labor unions.  Benefit programs are available to eligible employees and include, group medical-dental plans, paid sick leave, paid vacation, and a 401(k) plan.

Item 2.        Properties

          GBC Bancorp shares common quarters with General Bank at 800 West 6th Street, Los Angeles, California 90017.  The Bank leases approximately 41,501 square feet of rentable area which includes the ground floor and the second, fourteenth and fifteenth floors of the building.  The initial lease term will expire in the year 2009, and the Bank has two five-year options to renew the lease following the expiration date of the initial term.  As of December 31, 2002, the monthly base rent for the facility is $83,100 and is payable to the lessor, Capital & Counties, USA, Inc.  The monthly base rent is subject to change on specified dates during the 15-year initial lease term pursuant to the lease agreement.

          As of December 31, 2002, the Bank operated full-service branches at twenty leased locations (including the 800 West 6th Street, Los Angeles location which houses the downtown branch of the Bank) and one location where it owns the building and land.  In addition, the Bank has certain operating and administrative departments located at 4128 Temple City Boulevard, Rosemead, California, where it owns the building and land with approximately 27,600 square feet of space.  The net book value of the two owned facilities (building and land) as of December 31, 2002, was $ 2,045,000.  Expiration dates of the Bank’s leases range from September, 2003 to June, 2010. As of December 31, 2002, the Bank has eighteen full-service branches located in California (fourteen of which are in the Southern California area), one full-service branch located in the state of Washington and two branches located in Boston, Massachusetts.

Item 3.        Legal Proceedings

          In the normal course of business, the Company is subject to pending and threatened legal actions.  After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

          During the fourth quarter of 2002, no matters were submitted to a vote of the Company’s security holders.

Item 4A.       Executive Officers of the Registrant

          There are no family relationships between any of the executive officers of the Company.  The following information indicates the position and age of the executive officers of the Company and the Bank, and their business experience during the prior five years:

Name	Age at December 31, 2002	Position/Background

Li-Pei Wu	68

From May 1982 to December 2000, Chief Executive Officer and from June 1984 to 2001, also Chairman of the Board of Bancorp and General Bank. During 2002, Chairman of the Board of Bancorp and of General Bank.  President of Bancorp and General Bank from May 1982 to March 1998.  The service of Li-Pei Wu as an executive of the Company and of General Bank concluded on December 31, 2002.

Peter Wu	54

From 1979 to March 1998, Executive Vice President and from January 1995 to December 2000, also Chief Operating Officer, of General Bank; from 1981 to March 1998, Executive Vice President of Bancorp; Secretary of Bancorp and General Bank from 1979 to January, 2001; President and Chief Operating Officer of Bancorp and General Bank from March 1998 to December 2000; President and Chief Executive Officer of Bancorp and General Bank since January, 2001.  Chairman of the Board of the Company and the Bank and President and Chief Executive Officer of the Company and the Bank since January 2003.

John Getzelman	60

Executive Vice President of the Company and General Bank since January, 2001. Prior thereto President and Chief Executive Officer of Southern Pacific Bank from 1998 to 2000; prior thereto, President and Chief Executive Officer of Community Bank from 1992 to 1998.

Peter Lowe	61	Executive Vice President and Chief Financial Officer of the Company and General Bank since 1994.
Domenic Massei	58	Executive Vice President of the Bank since February 1999, Senior Vice President of Operations Administration of the Bank from 1989 to February 1999.

Eddie Chang	47

Senior Vice President and Manager of the Bank’s Real Estate Department since January 1996.  From July 1995 to January 1996 Manager of the Real Estate Department.  From July 1994 to July 1995 self-employed.  From 1992 to July 1994, Senior Vice President and Manager of the Real Estate Department.

Ming Lin Chen	42

Senior Vice President since July 1998.  Since January 2001, Secretary of Bancorp and General Bank. From February 1997 to June 1998, Manager of SBA Loan Department and Residential Mortgage Department of General Bank. Prior thereto, Marketing Director of the Bank since 1991.

Alex Lee	45	Senior Vice President / Director of Branch Administration of Southern California since 2001. In various positions with the Bank since 1996.
Phanglin Lin	40	Senior Vice President and Manager of Corporate Lending since January 2001 and of Corporate Lending and International departments since August 2001. In various positions with the Bank Since 1992.
Johnny Lee	40	Senior Vice President and Regional Manager of the Northern California Region since April 1997. In various positions with the Bank since 1990.
Richard Voake	62	Senior Vice President and Credit Administrator of the Bank since 1994. Chief Credit Officer since July, 2002.
Cathy Wang	51	Senior Vice President / Internal Auditor of the Bank since January 2001. Vice President / Internal Auditor since 1992.
Carl Maier	62	Vice President and Controller of the Bank since 1993.

PART II

Item 5.       Market for the Registrant’s Common Equity and Related Security Holder Matters

Market Information

          The common stock of the Company has been traded in the NASDAQ National Market under the symbol GBCB since November 24, 1987.

          The market makers for GBC Bancorp are: Hoefer & Arnett; Keefe, Bruyette & Woods, Inc.; Wedbush Morgan Securities; First Tennesse Securities Corp.; Jeffries & Company, Inc.; Knight Securities, L.P.; Merrill Lynch, Pierce, Fenner; Morgan Stanley & Co., Inc.; Alternate Display Facility; Cincinnati Stock Exchange; Goldman, Sachs & Co.; Ladenburg, Thalmann & Co.; Moors & Cabot, Inc.; Sandler O’Neill & Partners; Schwab Capital Markets; Susquehanna Capital Group.

          The high and low last sale or bid prices for each quarter of the years 2002 and 2001, as reported by the NASDAQ, are as follows:

2002:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	34.05	33.75	28.96	20.80
Low	26.75	26.49	18.90	17.78

2001:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$38.38	$29.53	$35.06	$30.37
Low	$24.88	$23.55	$25.52	$26.35

Holders

          As of February 10, 2003, there were 199 holders of record of the Company’s common stock according to the records of the Company’s transfer agent.

Dividend

          Cash dividends per share were declared during the most recent two years as per the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Total

2002	$0.12	$0.12	$0.12	$0.12	$0.48
2001	$0.12	$0.12	$0.12	$0.12	$0.48

          The Company’s subsidiary, General Bank, is limited in the payment of dividends by the Financial Code of the State of California which provides that dividends in any one year may not exceed the lesser of the Bank’s undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period.  As of December 31, 2002, approximately $27.5 million of undivided profits of the Bank is available for dividends to the Company, subject to the subordinated debt covenant restrictions and the Memorandum of Understanding described in the “Regulatory Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.       Selected Financial Data

	Year Ended December 31,

(Dollars in Thousands, Except Per Share Data)	2002	2001	2000	1999	1998

Results of Operations
Interest Income	$146,906	$155,478	$163,121	$130,261	$125,991
Interest Expense	52,687	66,552	74,679	56,283	57,018

Net Interest Income before Provision for Credit Losses	94,219	88,926	88,442	73,978	68,973
Provision for Credit Losses	76,364	20,100	1,200	3,500	1,500

Net Interest Income after Provision for Credit Losses	17,855	68,826	87,242	70,478	67,473
Non-Interest Income	8,889	15,646	21,755	10,544	7,863
Non-Interest Expense	38,411	42,282	46,861	32,702	30,430

(Loss)/Income Before Income Taxes	(11,667)	42,190	62,136	48,320	44,906
(Benefit)/Provision for Income Taxes	(5,877)	14,550	23,660	18,332	16,764

(Loss)/Income before Cumulative Effect of a Change in Accounting Principle	(5,790)	27,640	38,476	29,988	28,142
Cumulative Effect of a Change in Accounting Principle (1)	—	4,962	—	—	—

Net (Loss)/Income	$(5,790)	$32,602	$38,476	$29,988	$28,142

Balance Sheet Data as of December 31
Assets	$2,510,744	$2,367,243	$1,969,109	$1,744,200	$1,680,824
Loans and Leases, Net	1,166,499	1,101,633	945,512	902,000	763,650
Securities Available-for-Sale	1,075,697	1,098,989	855,383	683,017	724,172
Securities Held-to-Maturity	—	—	1,025	1,300	24,616
Deposits	1,904,143	1,827,927	1,674,569	1,490,811	1,380,903
Stockholders’ Equity	204,101	206,318	187,782	133,038	163,030
Per Share Data (2)
(Loss) / Earnings Per Share
(Loss)/Income Before Cumulative Effect of a Change in Accounting Principle
Basic	$(0.50)	$2.37	$3.33	$2.41	$2.00
Diluted	(0.50)	2.36	3.26	2.37	1.96
Cumulative Effect of a Change in Accounting Principle
Basic	—	0.42	—	—	—
Diluted	—	0.42	—	—	—
Net (Loss)/Income
Basic	$(0.50)	$2.79	$3.33	$2.41	$2.00
Diluted	(0.50)	2.78	3.26	2.37	1.96
Cash Dividends Declared	0.48	0.48	0.39	0.33	0.30
Year End Book Value	17.69	17.98	16.25	11.55	11.89
Average Shares Outstanding
Basic (In 000’s)	11,610	11,673	11,554	12,430	14,049
Diluted (In 000’s)	11,610	11,748	11,813	12,672	14,345
Financial Ratios
(Loss)/Return on Average Assets	(0.23)%	1.54%	2.01%	1.75%	1.76%
(Loss)/Return on Average Stockholders’ Equity	(2.82)	16.05	24.80	20.48	17.59
Average Stockholders’ Equity to Average Assets	8.23	9.60	8.12	8.57	10.01
Net Interest Margin (3)(4)	3.85	4.32	4.81	4.46	4.46
Net Charge-Offs (Net Recoveries) to Average Loans and Leases	6.18	1.49	0.17	0.36	(0.15)
Nonperforming Assets to Year End Loans and Leases, Net, Plus Other Real Estate Owned, Net (5)	2.26	2.61	2.44	6.59	5.05
Allowance for Credit Losses to Year End Loans and Leases	2.13	2.09	2.00	2.14	2.46
Cash Dividend Payout (6)	N/A	17.16	11.73	13.45	14.97

(1)	The results of the year 2001 included $4,962,000 representing the cumulative effect of a change in accounting principle, net of taxes.
(2)	Per share data has been restated where applicable for the two for one stock split to shareholders of record on April 30, 1998, and issued and distributed on May 15, 1998.
(3)	Tax-exempt interest income is not adjusted to a fully taxable equivalent basis.
(4)	Computed as net interest income before provision for credit losses divided by average earning assets.
(5)	Non-performing assets include loans 90 days past due still accruing, non-accrual loans, restructured loans and other real estate owned, net.
(6)	Cash dividend payout is computed based on the dividends declared divided by net income for the applicable year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounting for the allowance for credit losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based upon the evaluation of the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers’ ability to repay, as described in “Allowance for Credit Losses.”

Accounting for derivatives is in compliance with Statement of Financial Accounting Standards (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended. Implementation in 2001 of SFAS No. 133 had a material impact on the carrying value of derivative instruments. The judgments and assumptions used by management to value derivatives are based on the most recent information available and other factors which are believed to be reasonable under the circumstances as described in “Non-Interest Income”, “Non-Interest Expense” and “Cumulative Effect of a Change of Accounting Principle”.

Results of Operations

The consolidated net loss for GBC Bancorp and subsidiaries (the “Company”) for the year ended December 31, 2002, totaled $5,790,000. This compares to net income of $32,602,000 in 2001 and $38,476,000 in 2000. Diluted (loss)/earnings per share were $(0.50), $2.78 and $3.26 for the years 2002, 2001 and 2000, respectively. The decline to a loss of $5,790,000 in 2002 from net income of $32,602,000 in 2001 is the result primarily of a $56,264,000 increase in the provision for credit losses. In addition, non-interest income declined by $6,757,000 in 2002 compared to 2001. Also, the implementation of SFAS No. 133, on January 1, 2001, resulted in pre-tax income of $8,561,000, which was partially offset by a pre-tax reduction of fair value as of December 31, 2001, of $6,762,000. Thus, in 2001, there was pre-tax income of $1,799,000, related to the derivatives. However, during 2002, the pre-tax fair value of the Company’s derivatives declined $111,000. Thus there was a $1,910,000 pre-tax impact comparing the two years relating to the fair value of the Company’s derivatives. Finally, net interest income partially offset the impact of the above, reflecting an increase of $5,293,000, or 6.0%.

Consolidated net income for GBC Bancorp and subsidiaries for the year ended December 31, 2001, totaled $32,602,000. This compares to net income of $38,476,000 in 2000. Diluted earnings per share were $2.78 for 2001 compared to $3.26 for 2000. The $5,874,000 decline in net income from 2000 to 2001 was primarily the result of an increase of $18,900,000 in the provision for credit losses and a $6,109,000 reduction of non-interest income partially offset by a $4,579,000 reduction of non-interest expense and $4,962,000 representing the cumulative effect of a change in accounting principle, net of taxes, representing the transition adjustment resulting from the adoption of SFAS No. 133.

Net Interest Income

Net interest income in 2002 totaled $94,219,000 compared to net interest income of $88,926,000 in 2001. The $5,293,000 or 6.0%, increase is the result of the growth of interest-earning assets to $2,450.4 million from $2,058.1 million, or 19.1%, as of December 31, 2002 and 2001, respectively. The effect of the increase of interest-earning assets was partially offset by a decline of the net interest margin. For the years ended December 31, 2002 and 2001, the net interest margin was 3.85% and 4.32%, respectively.

Total interest income for the year ended December 31, 2002, was $146,906,000 compared to $155,478,000 for the year ago period. The $8,572,000, or 5.5% decrease, was due to the 155 basis point decline of the yield on earning assets, partially offset by the above referenced growth of average-earning assets. The yield on earning assets was 6.00% and 7.55% for the years ended December 31, 2002 and 2001, respectively. During 2002, there was downward movement of the prime rate. The daily average prime rate in 2002 was 4.67%. This compares to 6.91% during 2001, a decline of 224 basis points. The yield on loans and leases for the years ending December 31, 2002 and 2001, was 6.89% and 8.52%, respectively. The 163 basis point decline is primarily a function of the average prime rate. Approximately 70% of the loan portfolio is prime driven loans. Contributing to the reduced yield on earning assets was a decline of 124 basis points on the securities portfolio. For the years ended December 31, 2002 and 2001, this yield was 5.49% and 6.73% respectively. During the second quarter of 2002, there were sales of securities from the available-for-sale portfolio with a book value of $206.2 million and a gain on sale of $10,127,000. The weighted average yield on the securities sold was 6.43%. The reinvestment of the proceeds at reduced yields exerted downward pressure on the securities yield as well as the reinvestment of the cash flows from the portfolio during 2002. Because of the direction of money market rates there was an acceleration of bond prepayments exacerbating the yield decline.

The 220 basis point decline to 1.74% from 3.94% for the years 2002 and 2001, respectively, of the yield on federal funds sold and securities purchased under agreements to resell directly reflects the decrease of the daily average prime rate.

The following table displays the yield declines for the various categories of interest earning assets:

Category of Interest Earning Assets	Yield Decline in the year 2002 vs. 2001
Loans and Leases	1.63%
Securities	1.24%
Federal Funds Sold & Securities Purchased under Agreements to Resell	2.20%

There was also downward pressure exerted on the yield on average earning assets due to the composition of the average earning assets. Average loans and leases, the highest yielding of the interest earning assets, comprised 48.9% and 51.7% of total average earning assets for the years ended December 31, 2002 and 2001, respectively. Federal funds sold and securities purchased under agreements to resell, the lowest yielding of the interest-earning assets comprised 4.7% and 3.7% of total average earning assets for the years ended December 31, 2002 and 2001, respectively.

The impact on interest income resulting from the decline of the prime rate was partially offset by the increase of average interest earning assets. As indicated above, for 2002 as compared to 2001, average interest earning assets increased $392.3 million. The growth was primarily represented by increases of $217.4 million and $134.4 million in investment securities and loans and leases, respectively.

Total interest expense for the year ended December 31, 2002, was $52,687,000 compared to $66,552,000 for the year ago period. The $13,865,000, or 20.8%, decline was the result of a decline of the cost of funds. For the years ended December 31, 2002 and 2001, the cost of funds was 2.59% and 3.99%, a decrease of 140 basis points. The decline reflected the money market conditions as described above. Interest-bearing deposits declined to 2.16% from 3.80% for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, average interest bearing deposits were $1,677.4 million and $1,514.9 million, respectively, an increase of $162.5 million, or 10.7%. The deposit products with the largest average balance were money market accounts and time deposits. The interest paid on money market accounts and time deposits declined to 1.58% and 2.63% in 2002, respectively from 2.28% and 4.58% in 2001, respectively.

Partially offsetting the decreasing interest rates was the growth of interest bearing deposits and the increased average balance of borrowings from the Federal Home Loan Bank, the most expensive source of funds, excluding the Company’s subordinated debt. For the years ended December 31, 2002 and 2001, average borrowings from the Federal Home Loan Bank (“FHLB”) were $313.4 million and $113.8 million, respectively, representing a $199.6 million, or 175% increase. Average borrowings from the FHLB as a percentage of average interest bearing liabilities for the years ended December 31, 2002 and 2001, were 15.4% and 6.8%, respectively. The interest paid on borrowings from the FHLB was 4.13% and 4.79% for the years 2002 and 2001, respectively.

The net interest spread, defined as the difference between the yield on earning assets and the cost of funds, declined to 3.41% in 2002 compared to 3.56% in 2001. The net interest margin, defined as net interest income divided by average interest earning assets, declined to 3.85% in 2002 from 4.32% in 2001. In addition to the reduced net interest spread, the net interest margin was impacted by the reduction of the percentage of average interest earning assets funded by non-costing sources. For the years ended December 31, 2002 and 2001, this percentage declined to 17.4% from 19.0%, respectively.

Net interest income in 2001 totaled $88,926,000 compared to net interest income of $88,442,000 in 2000. The $484,000, or 0.6%, increase was the result of an increase of average earning assets offset by a decline of the net interest margin primarily due to declining short-term interest rates. For the years ended December 31, 2001 and 2000, the balance of average interest earning assets was $2,058.1 million and $1,840.5 million, respectively.

Total interest income for the year ended December 31, 2001 was $155,478,000, compared to $163,121,000 for the year ago period. The $7,643,000, or 4.7%, decrease was due primarily to a 131 basis point decline of the yield on earning assets, partially offset by a $217.5 million increase of the balance of average interest earning assets. The reduced yield was in large measure a reflection of the reductions of the prime rate of interest during the course of the year ended December 31, 2001. As of December 31, 2001 the prime rate of interest was 4.75% compared to 9.50% as of December 31, 2000. The 475 basis point decline was the result of eleven prime rate decreases during 2001. For the years ended December 31, 2001 and 2000, the daily average prime rate for the Bank was 6.91% and 9.24%, respectively, a decline of 233 basis points. Another factor contributing to the yield decline was the reduction in net interest recoveries. For the years ended December 31, 2001 and 2000, net interest recoveries were $548,000 and $4,919,000, respectively. Excluding these net interest recoveries, the yield on earning assets would have been 7.53% and 8.60% for the years ended December 31, 2001 and 2000, representing a decline of 107 basis points. As would be expected, all categories of interest earning assets reflected yield declines as shown in the following table:

Category of Interest Earning Assets	Yield Decline in the year 2001 vs. 2000
Loans and Leases	2.33%
Securities	0.13%
Federal Funds Sold & Securities Purchased under Agreements to Resell	2.60%

Total interest expense for the year ended December 31, 2001, was $66,552,000 compared to $74,679,000 for the year ago period. The $8,127,000, or 10.9%, decline is the result of an 89 basis point decrease in the cost of funds. The rate decrease is primarily due to declining money market conditions. For the years ended December 31, 2001 and 2000, the cost of funds was 3.99% and 4.88%, respectively. The rates paid on time deposits declined to 4.58% for the year 2001 from 5.45% for the year 2000. All other categories of deposits reflected reductions of the rates paid thereon and was a direct reflection of the decline in interest rates as discussed above. Rates paid on borrowings from the Federal Home Loan Bank also reflected a decline from 4.96% to 4.79%.

The impact on interest expense of the reduced cost of funds was partially offset by the increase of the average balance of interest bearing deposits. For the years ended December 31, 2001 and 2000, the average balance of interest bearing liabilities was $1,668.6 million and $1,529.9 million, respectively, representing an increase of $138.7 million, or 9.1%. Included in this increase was a $68.0 million increase of borrowings from the Federal Home Loan Bank.

The net interest spread declined to 3.56% in 2001 from 3.98% in 2000. The net interest margin declined to 4.32% in 2001 from 4.81% in 2000.

The following table represents the net interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability category:

	2002 Average Balance (5)	Interest	Average Yield/ Rate %	2001 Average Balance (5)	Interest	Average Yield/ Rate %	2000 Average Balance (5)	Interest	Average Yield/ Rate %
	(in thousands)
Interest Earning Assets:
Loans and Leases (1)(2)	$1,199,176	$82,607	6.89%	$1,064,774	$90,719	8.52%	$934,973	$101,434	10.85%
Taxable Securities (Excludes Warrants)	1,133,426	62,194	5.49	917,921	61,790	6.73	777,336	53,303	6.86
Tax-Exempt Securities (3)	1,877	85	4.54	—	—	—	—	—	—
Interest-Bearing Deposits			—			—			—
Federal Funds Sold and Security Purchased Under Agreement to Resell	115,929	2,020	1.74	75,366	2,969	3.94	128,221	8,384	6.54

Total Interest-Earning Assets	2,450,408	146,906	6.00	2,058,061	155,478	7.55	1,840,530	163,121	8.86

Non-Interest Earning Assets:
Cash and Due from Banks	38,424			34,841			39,033
Warrants	1,895			1,422			4,270
Trading Account Securities	30			638			777
Premises and Equipment, Net	6,631			5,800			5,533
Other Assets (4)	36,332			42,878			45,478

Total Non-Interest Earning Assets	83,312			85,579			95,091

Less: Allowance for Credit Losses	(28,491)			(22,527)			(20,677)
Deferred Loan Fees	(7,476)			(5,210)			(3,981)

Total Assets	$2,497,753			$2,115,903			$1,910,963

Interest Bearing Liabilities:
Deposits:
Interest Bearing Demand	$62,738	$172	0.27%	$57,850	$288	0.50%	$58,928	$630	1.07%
Money Market	475,966	7,523	1.58	309,561	7,066	2.28	336,434	13,331	3.96
Savings	94,552	1,055	1.12	70,898	932	1.31	74,324	1,827	2.46
Time Deposits	1,044,182	27,495	2.63	1,076,578	49,306	4.58	974,346	53,075	5.45
Federal Funds Purchased and Securities Sold Under Repurchase Agreement	462	8	1.83	648	27	4.17	932	62	6.63
Other Borrowed Funds	313,392	12,953	4.13	113,822	5,452	4.79	45,833	2,273	4.96
Subordinated Debt	39,330	3,481	8.85	39,199	3,481	8.88	39,068	3,481	8.91

Total Interest Bearing Liabilities	2,030,622	52,687	2.59	1,668,556	66,552	3.99	1,529,865	74,679	4.88

Non-Interest Bearing Liabilities:
Demand Deposits	227,065			195,929			190,863
Forward Sales—Equity Securities	—			—			195
Other Liabilities	34,385			48,297			34,887

Total Non-Interest Bearing Liabilities	261,450			244,226			225,945

Total Liabilities	2,292,072			1,912,782			1,755,810
Stockholders’ Equity	205,681			203,121			155,153

Total Liabilities and Stockholders’ Equity	$2,497,753			$2,115,903			$1,910,963

Net Interest Income/Spread		94,219	3.41%		88,926	3.56%		$88,442	3.98%

Net Interest Margin			3.85%			4.32%			4.81%

(1)	For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2)	Loan interest includes loan fees for the years ended December 31, 2002, 2001 and 2000 of $8,955,000, $7,057,000 and $6,213,000, respectively.
(3)	Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.
(4)	Other assets includes average other real estate owned, net, for the years ended December 31, 2002, 2001 and 2000 of $211,000, $698,000 and $4,417,000, respectively.
(5)	Average balances are computed based on the average of the daily ending balances.

	Years Ended December 31,
	2002 Compared with 2001 Increase (Decrease) Due to Changes in:			2001 Compared with 2000 Increase (Decrease) Due to Changes in:
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest Earned on (1):
Loans and Leases	$10,580	$(18,692)	$(8,112)	$12,895	$(23,610)	$(10,715)
Taxable Securities	13,006	(12,602)	404	9,480	(993)	8,487
Tax-Exempt Securities	85	—	85	—	—	—
Federal Funds Sold and Securities Purchased Under Agreement to Resell	1,160	(2,109)	(949)	(2,757)	(2,658)	(5,415)

Total Interest-Earning Assets	24,831	(33,403)	(8,572)	19,618	(27,261)	(7,643)
Interest Paid on (1):
Deposits:
Interest-Bearing Demand	23	(139)	(116)	(11)	(330)	(342)
Money Market	3,055	(2,598)	457	(993)	(5,272)	(6,265)
Savings	279	(156)	123	(81)	(814)	(895)
Time	(1,442)	(20,369)	(21,811)	5,217	(8,988)	(3,769)
Federal Funds Purchased and Securities Sold Under Repurchase Agreement	(6)	(13)	(19)	(16)	(19)	(35)
Other Borrowed Funds	8,344	(843)	7,501	3,260	(80)	3,179

Total Interest-Bearing Liabilities	10,253	(24,118)	(13,865)	7,376	(15,503)	(8,127)

Change in Net Interest Income	$14,578	$(9,285)	$5,293	$12,242	$(11,758)	$484

(1)	Changes in interest income and interest expense attributable to changes in rate/volume have been allocated to the change due to volume and the change due to rate in relation to the absolute dollar amount of the change of volume and rate.

Provision for Credit Losses

The amount of the provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers’ ability to repay. As the loan portfolio is composed largely of business loans, the volatility of the provision for credit losses can significantly affect net income, particularly in times of economic weakness.

For the year 2002, the provision for credit losses was $76,364,000 compared to $20,100,000 for 2001, representing a $56,264,000 increase. For the years 2002 and 2001, net charge-offs totaled $74.1 million and $15.9 million, respectively. The net charge-offs in 2002 included a $7.8 million write-off of the Company’s net investment in a leveraged lease of an aircraft leased by United Airlines. Management believes that as a result of the Chapter 11 bankruptcy filing by United Airlines on December 9, 2002, it is more likely than not that the terms of the lease will be renegotiated in bankruptcy or the aircraft will be returned to the trustee to be sold for the benefit of the debt holders. Accordingly, in the fourth quarter, 2002, the entire remaining investment was written off, $7.8 million of which was charged to the allowance for credit losses and $456,000 of which was charged to non-interest expense for a total write-off of $8.2 million.

Excluding the United Airlines charge-off discussed above, gross charge-offs for the year 2002 were $66.7 million. Of this amount $46.5 million were loans originated by the New York loan production office and $5.4 million was associated with a syndicated shared national credit. Included in the $46.5 million were two commercial loans totaling $26.9 million involving two companies in the metal importing and trading business and a $14.5 million loan to a commodities export company. On August 9, 2002, the Bank announced the closure of the New York facility with the remaining loan portfolio transferred to the Corporate Lending Department at the Bank’s Los Angeles headquarters. Non-accrual loans as of December 31, 2002 and 2001, were $24.8 million and $24.9 million, respectively.

The allowance for credit losses was $25.5 million at December 31, 2002, as compared to $23.7 million at December 31, 2001. The allowance was 2.13% of gross loans and leases as of December 31, 2002, and 2.09% as of December 31, 2001. The increased allowance and its percentage of loans and leases is deemed appropriate given the loan portfolio as evaluated by management as of December 31, 2002. (See also “Allowance for Credit Losses”, following.)

For the year 2001, the provision for credit losses was $20,100,000 compared to $1,200,000 for 2000, representing an increase of $18,900,000. As was the case in 2002, most of the charge-offs in 2001 were commercial loans. (See Allowance for Credit Losses, following.) Net charge-offs for the year 2001 were $15.9 million as compared to $1.6 million for the year 2000. Non-accrual loans as of December 31, 2001 and 2000, were $24.9 million and $14.8 million, respectively, an increase of $10.1 million, or 68.2%. A $5.1 million standby letter of credit associated with a participated commercial loan (syndicated shared national credit) was drawn on in the first quarter, 2002, resulting in an increase in non-accrual loans. As noted above $5.4 million related to this credit was charged off in the first quarter, 2002. The provision for credit losses recorded in the fourth quarter, 2001, took into account the then anticipated risk associated with this letter of credit.

Non-Interest Income

Non-interest income consists primarily of service charges on deposit accounts, fees and commissions resulting from General Bank’s (the “Bank”) international activities, fees from servicing Small Business Administration (“SBA”) loans, trading account revenue, income/(expense) from other investments and gains on sales of securities available-for-sale.

Non-interest income in 2002 totaled $8,889,000, representing a decline of $6,757,000, or 43.2%, compared to $15,646,000 of non-interest income in 2001. The decline was due to the following:

•	Reduction of trading account revenue in the amount of $1,452,000.
•	Increase of expense from other investments in the amount of $6,588,000.
•	Reduction of other non-interest income in the amount of $1,680,000.

Partially offsetting the above was a $3,414,000 increase of the gain on sale of securities available-for-sale.

Trading account revenue is income earned on securities classified as trading account securities. The Company’s subsidiary, GBC Venture Capital, Inc. (“VC”) receives equity securities which it holds as trading securities primarily from two sources: distributions from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The recognition of fair value and ultimate disposition of these trading securities results in trading account revenue. Trading account revenue declined to $506,000 in 2002 from $1,958,000 in 2001.

Expense from other investments increased in 2002 due primarily to the following:

•	Write-off of the investment in the Aircraft Finance Trust (“AFT”) resulting in a total of $6,191,000 expense for 2002 compared to $1,400,000 expense for 2001. The 2002 amount includes the write-off of the unamortized amounts of prepayments associated with the AFT investment.
•	Recording of losses associated with venture capital fund partnerships in which VC, a wholly owned subsidiary of GBC Bancorp invests. The losses for 2002 were $3,193,000 compared to $1,396,000 in 2001.

Non-interest income in 2001 totaled $15,646,000, representing a decline of $6,109,000, or 28.1%, compared to $21,755,000 of non-interest income in 2000. The decline was primarily attributable to reduced trading revenues and the net losses recorded from other investments during 2001, partially offset by the gains on sale of securities available-for-sale.

Non-Interest Expense

Non-interest expense decreased to $38,411,000 from $42,282,000 for the years ended December 31, 2002 and 2001, respectively. The decline was primarily the result of the change in the fair value of derivatives. For the year ended December 31, 2002, the fair value of derivatives declined $111,000. During 2001, the reduction of fair value of derivatives was $6,762,000, which amount represents the decline of the fair value of derivatives as measured at December 31, 2001 compared to January 1, 2001. SFAS No. 133 was implemented on January 1, 2001, resulting in the pre-tax recognition of $8,561,000 reflecting the fair value of warrants containing a cashless exercise provision. (See also “Cumulative Effect of a Change in Accounting Principle,” following.)

Excluding the change of fair value of derivatives for the years ended December 31, 2002 and 2001, non-interest expense was $38,300,000 and $35,520,000, respectively representing an increase of $2,780,000, or 7.8%. Salaries and employee benefits increased $706,000, or 3.5%, in 2002 compared to 2001. Although the bonus expense decreased due to the net loss in 2002, this was more than offset by $2,013,000 increase in salaries. As of December 31, 2002 and 2001, the full time equivalent number of employees was 397 and 365, respectively. In addition, there were increased salaries paid in 2002. Furniture and equipment expense increased $1,027,000 to $3,187,000 from $2,160,000 for 2002 and 2001, respectively. The increase was primarily due to the expensing of training and data conversion costs associated with the implementation of a new accounting system for the Company. Included as a component of other non-interest expense is other professional services expense which increased $1,560,000. The increase of this expense was primarily due to increased problem loan consulting and the REIT consulting fees.

For the years ended December 31, 2002 and 2001, the Company’s efficiency ratio was 37.6% and 36.0%, respectively. The ratio is computed as non-interest expense divided by the sum of net interest income plus non-interest income. The gains on sales of securities available-for-sale, net, trading account revenue, expense from other investments and the change of fair value of derivatives are all excluded from the computation.

Non-interest expense decreased $4,579,000, or 9.77%, to $42,282,000 in 2001, from $46,861,000 in 2000. The reduction was primarily due to the loss on sale of securities available-for-sale, net, of $10,341,000 recorded in 2000. During 2001 there was a net gain on sale of securities available-for-sale, net, which amount is classified as non-interest income.

Partially offsetting the absence of a loss on sale of securities available-for-sale, net, in 2001, was the reduction of fair value of derivatives in the amount of $6,762,000 during 2001. As indicated above, this amount represents the decline of the fair value of derivatives as measured at December 31, 2001 compared to January 1, 2001. SFAS No. 133 was implemented on January 1, 2001, resulting in the pre-tax recognition of $8,561,000 reflecting the fair value of warrants containing a cashless exercise provision. (See also “Cumulative Effect of a Change in Accounting Principle,” following.)

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

For the years ended December 31, 2001 and 2000, the Company’s efficiency ratio was 36.0% and 37.6%, respectively. The ratio is computed as non-interest expense divided by the sum of net interest income plus non-interest income. The gains/ (losses) on sales of securities available-for-sale, net, trading revenue and income/(loss) from other investments and the reduction of fair value of derivatives are all excluded from the computation.

Provision (Benefit) for Income Taxes

For 2002, the Company’s benefit for income taxes was $5,877,000. The effective tax rate of 50.4% reflect both federal and state statutory tax rates and a low income housing tax credit of $494,000 for federal purposes. There is also included a one time state tax forgiveness of $274,000, net of federal tax impact.

For 2001, the Company’s provision for income taxes was $14,550,000, a reduction of $9,110,000, or 38.5%, from $23,660,000 recorded in 2000. The effective tax rate in 2001 was 34.5% as compared to 38.1% in 2000. The decrease of the effective tax rate in 2001 is largely the result of the reduction of income taxes from the implementation of GB Capital Trust, a real estate investment trust (“REIT”), in September, 2001. The REIT is a wholly-owned subsidiary of the Bank. The low income housing (“LIH”) tax credit was $1,176,000 and $1,852,000 in 2001 and 2000, respectively, thereby partially offsetting the 2001 tax benefits from the REIT.

Cumulative Effect of a Change of Accounting Principle

On January 1, 2001, the Company adopted SFAS No. 133. On that date a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change of accounting principle in the Company’s consolidated statements of operations.

Financial Condition

The Company’s assets totaled $2,510.7 million as of December 31, 2002, representing an increase of $143.5 million, or 6.06%, over the $2,367.2 million total assets as of December 31, 2001. The asset growth was represented by an increase of $65.7 million in gross loans and leases and a $91.0 million increase in federal funds sold and securities purchased under agreements to resell. Securities available-for-sale declined $23.3 million. The growth of assets was primarily funded by an increase of total deposits of $76.2 million and an increase of borrowings from the Federal Home Loan Bank totaling $70.0 million. Total stockholders’ equity decreased $2.2 million.

Loans and Leases

The growth of gross loans and leases to $1,198.6 million as of December 31, 2002, from $1,132.9 million as of December 31, 2001, represents a 5.8% increase. The largest growth component of the loan portfolio was real estate-conventional which increased $106.9 million, or 29.3%. Real estate-construction loans increased $66.5 million, or 28.3%. Commercial loans declined to $386.1 million from $495.7 million, as of December 31, 2002 and 2001, respectively. This decrease results from declines in the borrowings of existing customers, some of which was attributable to the implementation of more stringent underwriting standards, and from charge-offs totaling $65.7 million during 2002, as discussed above.

The following table sets forth the gross amount of loans and leases outstanding in each category as of the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Commercial	$386,083	$495,681	$449,484	$398,379	$309,198
Real Estate—Construction	301,376	234,860	166,656	195,133	177,737
Real Estate—Conventional	471,454	364,567	309,834	295,614	263,869
Installment	174	101	2	11	37
Other Loans	30,399	20,345	25,969	20,238	22,302
Leveraged Leases	9,142	17,335	17,078	16,582	15,802

Total	$1,198,628	$1,132,889	$969,023	$925,957	$788,945

Trade financing loans, which are included in commercial loans, are made by the Bank’s Corporate Lending and International Division which, in addition to granting loans to finance the import and export of goods between the United States and countries in the Pacific Rim, also provides letters of credit and other related services. Trade financing loans decreased $95.5 million or 29.0%, to $234.4 million as of December 31, 2002, from $329.9 million, as of December 31, 2001. The Bank does not make loans to foreign banks, foreign governments or their central banks, or commercial and industrial loans to entities domiciled outside of the United States, except for the extension of overdraft privileges to its foreign correspondent banks on a limited, case by case, basis. All loan transactions are U.S. dollar denominated.

The two largest concentrations in commercial loans are the apparel/textile industry and the computer/electronic goods industry (excluding early-stage technology companies). The approximate amount of commercial loans for these two segments as of December 31, 2002 was $58 million and $47 million, respectively. As of December 31, 2002, there were $35 million of loans to early stage high technology companies. Also included in commercial loans are five credits that are participations in facilities to Indian casinos that are construction loans to be repaid under a mini-perm facility from the cash flow of the casinos. The total commitments were $41 million as of December 31, 2002, and the total loans outstanding were $31 million. All were performing in accordance with the borrowing agreements. Commercial loans also include $47.3 million of SBA loans of which $33.7 million are government sponsor-guaranteed. As of December 31, 2002, commercial loans represented 32.2% of the total loan portfolio compared to 43.8%, as of December 31, 2001.

Real estate-construction loans are real estate loans secured by first trust deeds. As of December 31, 2002, construction loans totaled $301.4 million, or 25.1% of the total loan portfolio, as compared to $234.9 million, or 20.7%, as of December 31, 2001.

Real estate-conventional loans are loans, other than construction loans, secured by first trust deeds or junior real estate liens. As of December 31, 2002, conventional real estate loans totaled $471.5 million, or 39.3%, of the total loan portfolio as compared to $364.6 million, or 32.2%, as of December 31, 2001.

The Company’s lending policy limits the loan to value ratio on conventional real estate and construction loans to a maximum of 75% of the appraised value. Loans in excess of such amount are granted only on an exception basis.

The following table sets forth the breakdown by type of collateral for construction and conventional real estate loans as of December 31, 2002 and 2001:

	2002				2001
Project Type	Construction Loans	Percentage	Conventional Real Estate Loans	Percentage	Construction Loans	Percentage	Conventional Real Estate Loans	Percentage
	(dollars in thousands)
Residential:
Single-Family	$108,761	36%	$12,288	3%	$104,427	45%	$9,385	3%
Townhouse	765	1	449	—	6,589	3	506	—
Condominiums	117,369	38	2,805	1	91,998	39	3,483	1
Multi-Family	12,811	4	58,711	12	17,026	7	24,941	6
Land Development	37,830	13	735	—	4,952	2	272	—
Land	—	—	37,222	8	—	—	32,257	9

Total Residential	277,536	92%	112,210	24%	224,992	96%	70,844	19%

Non-Residential:
Warehouse	—	—%	60,308	13%	—	—%	46,824	13%
Retail Facilities	3,754	1	84,315	18	481	—	85,240	23
Industrial Use	5,044	2	58,088	12	—	—	30,389	8
Office	8,443	3	64,808	14	7,938	3	45,933	13
Hotel and Motel	4,956	2	60,600	13	—	—	64,539	18
Land	—	—	7,543	1	—	—	—	—
Other	1,643	—	23,582	5	1,449	1	20,798	6

Total Non-Residential	23,840	8%	359,244	76%	9,868	4%	293,723	81%

Total	$301,376	100%	$471,454	100%	$234,860	100%	$364,567	100%

Substantially all of the collateral securing construction and conventional real estate loans is located in California. However, the Bank does provide financing out-of-state as well. As of December 31, 2002, the Bank has a full service branch in the state of Washington. In addition, during the first quarter, 2002, the Bank consummated the acquisition of Liberty Bank and Trust. As a result, the Bank has two branches in the state of Massachusetts.

Other loans are primarily comprised of loans secured by the Bank’s time deposits. Other loans totaled $30.4 million and $20.3 million, as of December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company had an ownership interest in one leveraged lease of a Boeing 737 aircraft leased by Continental Airlines. As of December 31, 2002, the total investment included as part of loans and leases was $9.1 million. Such amount includes an estimated residual value of $7.6 million. The estimated value of the aircraft was $15.0 million and the debt that is senior to the Company’s investment was $12.9 million. The value of this leveraged lease may be affected in the future by the profitability of the airline industry and of the lessee airline, in particular. Should the lessee default, the lease would be substantially at risk due to the debt outstanding and the depressed market values of such aircraft.

As indicated above, in the fourth quarter of 2002, the Company recorded the write-off of its ownership interest in a leveraged lease of a Boeing 737 aircraft leased by United Airlines. The book value of this leveraged lease at the time of write-off was $8.2 million. $7.8 million was charged to the allowance for credit losses and $456,000, representing the direct costs of the lease acquisition in 1997, was charged to non-interest expense.

For federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred tax liabilities are provided to reflect the temporary differences associated with the leveraged leases.

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

The following table shows the maturity schedule of the Company’s loans and leases outstanding as of December 31, 2002, which is based on the remaining scheduled repayments of principal. Non-accrual loans of $24.8 million are included in the “within one year” category:

	Within One Year	After One but Within Five Years	More than Five Years	Total
	(in thousands)
Commercial	$281,754	$53,220	$51,109	$386,083
Real Estate—Construction	244,560	56,816	—	301,376
Real Estate—Conventional	62,492	201,347	207,615	471,454
Installment	37	137	—	174
Other Loans	29,835	564	—	30,399
Leveraged Leases	—	—	9,142	9,142

Total	$618,678	$312,084	$267,866	$1,198,628

As of December 31, 2002, excluding non-accrual loans, loans and leases scheduled to be repriced within one year, after one but within five years, and in more than five years, are as follows:

	Within One Year	After One but Within Five Years	More than Five Years	Total
	(in thousands)
Total Fixed Rate	$78,618	$99,985	$159,898	$338,501
Total Variable Rate	835,357	—	—	835,357

Total	$913,975	$99,985	$159,898	$1,173,858

As of December 31, 2002, there were no loans held for sale and no loans held for sale were originated during 2002. As of December 31, 2002, the Bank continues to service mortgages under an FNMA contract amounting to $0.7 million, down from $1.3 million as of December 31, 2001.

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

The Company has a policy of classifying loans (including impaired loans) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of the underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. The amortization of any deferred loan fees is stopped. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied to principal or reported as recoveries on amounts previously charged-off, according to management’s judgment as to the collectibility of principal.

The following table provides information with respect to the Company’s past due loans, non-accrual loans, other real estate owned and restructured loans, as of the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Loan 90 Days or More Past Due and Still Accruing	$900	$1,730	$2,217	$—	$780
Non-accrual Loans	24,770	24,940	14,823	44,521	20,790

Total Past Due Loans	25,670	26,670	17,040	44,521	21,570
Restructured Loans	666	1,706	4,978	7,249	10,440

Total Non-performing Loans	26,336	28,376	22,018	51,770	32,010
Other Real Estate Owned, net	—	383	1,035	8,170	6,885

Total Non-performing Assets	$26,336	$28,759	$23,053	$59,940	$38,895

Non-performing Assets to Year End Loans and Leases, net, Plus Other Real Estate Owned, net	2.26%	2.61%	2.44%	6.59%	5.05%

Non-performing Assets to Year End Total Assets	1.05%	1.21%	1.17%	3.44%	2.31%

Total non-performing assets decreased to $26.3 million, as of December 31, 2002, from $28.8 million as of December 31, 2001, representing a $2.4 million, or 8.4%, decrease. The reduction is due to decreases in all categories of non-performing assets, primarily brought about by charge-offs.

Past-due loans of 90 days or more and still accruing

The total of past due loans of 90 days or more and still accruing was $0.9 million as of December 31, 2002, and is comprised of one borrower. The Bank does not anticipate any loss associated with this borrower.

Non-accrual loans

The following table details the $0.2 million decrease of non-accrual loans during the year:

(in thousands)
Balance at December 31, 2001	$24,940
Add: Loans Placed on Non-accrual Status	87,730
Less: Charge-offs	(63,632)
Returned to Accrual Status	(6,341)
Repayments	(17,882)
Transferred to OREO	(45)

Balance at December 31, 2002	$24,770

The following table breaks out the Company’s non-accrual loans by loan category as of December 31, 2002 and 2001:

	2002	2001
	(in thousands)
Commercial	$22,916	$15,093
Real Estate—Construction	1,584	9,738
Real Estate—Conventional	260	109
Other	10	—

Total	$24,770	$24,940

The commercial loan non-accruals of $22.9 million includes $3.5 million and $2.1 million from the apparel/textile industry and the computer/electronic goods industry, respectively. Also, included in the $22.9 million is $1.0 million from early stage high technology companies.

The effect of non-accrual loans outstanding as of year-end on interest income for the years 2002, 2001 and 2000 is presented below:

	2002	2001	2000
	(in thousands)
Contractual Interest Due	$2,026	$3,329	$2,043
Interest Recognized	(1,340)	(2,085)	(1,606)

Net Interest Foregone	$686	$1,244	$437

Contractual interest due is based on original loan amounts. Any partial charge-offs are not considered in the determination of contractual interest due.

Restructured loans

The balance of restructured loans as of December 31, 2002, was $0.7 million and was comprised of one borrower. This compares to a balance of $1.7 million as of December 31, 2001, comprised of two borrowers. One borrower paid off in the second quarter of 2002. The remaining restructured loan is paying off in accordance with its restructured terms.

There were no loan restructurings during the year ended December 31, 2002. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank’s policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. The yield of the restructured loan as of December 31, 2002, was 11.25%.

As of December 31, 2002, there are no commitments to lend additional funds to the borrower with the restructured loan.

The effect of restructured loans outstanding as of year-end on interest income for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002	2001	2000
	(in thousands)
Contractual Interest Due	$69	$218	$968
Interest Recognized	(99)	(199)	(684)

Net Interest (Earned)/Foregone	$(30)	$19	$284

Other real estate owned

As of December 31, 2002, the Bank had no other real estate owned (“OREO”). As of December 31, 2001, OREO net of valuation allowance of $0.4 million, totaled $0.4 million and consisted of one property in Los Angeles.

The following is an analysis of the change in OREO (before valuation allowance) for the years as indicated:

	Year ended December 31,
	2002	2001
	(in thousands)
Beginning Balance	$803	$1,926
Additions	—	18
Dispositions	(803)	(1,141)

Ending Balance	$—	$803

During the first quarter of 2002, one property was transferred to OREO and immediately sold for a $7,000 gain. The property that was outstanding at year-end 2001 was sold in the second quarter of 2002 for a gain of $101,000. Thus, the net gain realized on sales of OREO was $108,000 in 2002 as compared to $475,000 in 2001, during which time six properties were sold.

The following table sets forth OREO by type of property as of the dates indicated:

	December 31,
	2002	2001
	(in thousands)
Property Type
Retail Facilities	$—	$803
Less: Valuation Allowance	—	(420)

Total	$—	$383

Impaired loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the original contractual terms of the loan agreement. In making an impairment evaluation, management reviews all criticized loans. Criticized loans are stratified by size, and loans less than the defined selection criteria are treated as a homogenous portfolio. For loans deemed impaired that are not collateral-dependent, impairment is measured by estimating the expected future cash flows and discounting them at the loan’s effective interest rate. For loans deemed impaired that are collateral dependent, impairment is measured based on the estimated fair value of the collateral. If the measurement of the impaired loan is less than the recorded amount of the loan, impairment is recognized by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.

The following table discloses pertinent information as it relates to the Company’s impaired loans as of and for the dates indicated:

	As of and for the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Recorded Investment with Related Allowance	$16,922	$28,734	$9,598
Recorded Investment with no Related Allowance	—	273	3,778

Total Recorded Investment	$16,922	$29,007	$13,376
Allowance on Impaired Loans	(3,702)	(5,224)	(2,626)

Net Recorded Investment in Impaired Loans	$13,220	$23,783	$10,750

Average Total Recorded Investment in Impaired Loans	$24,584	$23,516	$20,431
Interest Income Recognized	$57	$239	$1,222

Of the amount of interest income recognized in 2002, 2001 and 2000, no interest was recognized under the cash basis method.

Management cannot predict the extent to which the current economic environment, including the real estate market, may improve or worsen, or the full impact such environment may have on the Bank’s loan portfolio. Furthermore, as the Bank’s primary regulators review the loan portfolio as part of their routine, periodic examinations of the Bank, their assessment of specific credits may affect the level of the Bank’s non-performing loans. Accordingly, there can be no assurance that other loans will not be placed on non-accrual, become 90 days or more past due, have terms modified in the future, or become OREO.

Allowance for Credit Losses

As of December 31, 2002, the balance of the allowance for credit losses was $25.5 million, representing 2.13% of outstanding loans and leases. This compares to an allowance for credit losses of $23.7 million as of December 31, 2001, representing 2.09% of outstanding loans and leases.

The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers’ ability to repay in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank’s loan portfolio as of December 31, 2002 and 2001. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company’s methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk rating of such loans, pools of loans, leases or commitments. Changes in risk ratings of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibles of the portfolio as of the evaluation date. Loss factors are described as follows:

•	Problem graded loan loss factors represent percentages supported by a migration analysis which tracks loss experience over the previous twelve quarters, except for those loans identified as impaired. For loans that are identified as impaired that are collateral-dependent, impairment is measured based on the estimated fair value of the collateral. For impaired loans that are not collateral-dependent, impairment is measured by estimating the expected future cash flows and discounting them at the loan’s effective interest rate. If the measurement of the impaired loan is less than the recorded amount of the loan, impairment is recognized by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.
•	Pass graded loan loss factors are based on a similar migration analysis.
•	The Bank has identified six portfolio segments where a specific reserve factor will be developed and applied. The segments are: Real Estate Term Loans, Real Estate Construction Loans, Land Loans, High Technology Credits, Loans to borrowers in apparel and textile industries, and borrowers in computer and electronics industries. Each portfolio segment shares risk characteristics that are common to the group of loans. Each segment is subject to a migration analysis to establish a reserve factor for the particular segment.

Adjustments to the final allowance reflect management’s analysis of current conditions which are expected to affect loss experience. Additionally, management may, at the end of each quarter, establish further discretionary allowances for the period which reflect temporary influences on expected loan loss experience. Factors include:

•	Changes in economic and business conditions.
•	Changes in the nature of and concentrations in the portfolio.
•	Changes in the trend of amounts and/or severity of past due and classified loans, trends in the level of non-accrual loans, troubled debt restructuring, or other indicators.
•	Changes in external factors such as competition or legal and regulatory requirements.

The ratio of the allowance for credit losses to non-performing and to restructured loans increased to 97.0% as of December 31, 2002, from 83.4% as of December 31, 2001. As a percentage of non-accrual loans, the allowance increased to 103.1% as of December 31, 2002, compared to 94.9% as of December 31, 2001.

A detailed analysis of the Company’s allowance for credit losses, the recoveries on loans previously charged off, and the amount of loans and leases charged off is summarized in the following table:

	2002	2001	2000	1999	1998
	(in thousands)
Balance at Beginning of Year	$23,656	$19,426	$19,808	$19,381	$16,776
Charge-offs:
Commercial	65,706	14,943	4,192	6,330	1,949
Real Estate	972	2,384	198	7	338
Installment & other	3	—	—	—	—
Leveraged Leases	7,766	—	—	—	—

Total Charge-offs	74,447	17,327	4,390	6,337	2,287

Recoveries:
Commercial	362	601	1,680	417	901
Real Estate	1	852	1,128	2,847	2,491
Installment & Other	1	4	—	—	—

Total Recoveries	364	1,457	2,808	3,264	3,392

Net Charge-offs (Recoveries)	74,083	15,870	1,582	3,073	(1,105)
Provision Charged to Operating Expenses	76,364	20,100	1,200	3,500	1,500
Reclass of Off-Balance Sheet Credit Exposure	(403)	—	—	—	—

Balance at End of Year	$25,534	$23,656	$19,426	$19,808	$19,381

Ratio of Net Charge-offs to Average Loans and Leases Outstanding	6.18%	1.49%	0.17%	0.36%	N/A

Allowance for Credit Losses to Year-End Loans and Leases	2.13%	2.09%	2.00%	2.14%	2.46%

Allowance for Credit Losses to Non-accrual Loans	103.08%	94.85%	131.05%	44.49%	93.22%

Allowance for Credit Losses to Non-performing and Restructured Loans	96.95%	83.37%	88.23%	38.26%	60.55%

Provision for Credit Losses Divided by Net Charge-offs	103.08%	126.65%	75.85%	113.90%	N/A

Allowance for Credit Losses to Past Due Loans	99.47%	88.70%	114.00%	44.49%	89.85%

For the year 2002, there were net charge-offs of $74.1 million compared to net charge-offs of $15.9 million in 2001.

Although the Company does not normally allocate the allowance for credit losses to specific loan categories, an allocation to the major categories has been made for purposes of this report and is set forth in the table below. The current year allocations are estimates and are based on the application of standard and discretionary factors as applied to different categories of the loan portfolio, and include classified credits and specific portfolio segments. In prior years, the estimates were based on historical loss experience and managements judgment. The allocation of the allowance for credit losses is not necessarily an indication that the charge-offs will occur, or if they do occur, that they will be in the proportion indicated in the table:

	December 31,
	2002 (1)	(2)	2001 (1)	(2)	2000 (1)	(2)	1999 (1)	(2)	1998 (1)	(2)
	(dollars in thousands)
Commercial	$14,799	32.2%	$14,999	43.8%	$11,500	46.4%	$8,626	43.0%	$9,834	39.2%
Real Estate—Construction	6,955	25.2	3,799	20.7	3,265	17.2	6,636	21.1	4,307	22.5
Real Estate—Conventional	3,623	39.3	4,418	32.2	4,147	31.9	4,078	31.9	4,669	33.5
Installment	2	—	1	—	—	—	—	—	1	—
Other Loans	38	2.5	237	1.8	310	2.7	257	2.2	337	2.8
Leveraged Leases	117	0.8	202	1.5	204	1.8	211	1.8	233	2.0

Total	$25,534	100.0%	$23,656	100.0%	$19,426	100.0%	$19,808	100.0%	$19,381	100.0%

(1)	Amount represents the allocated portion of the allowance for credit losses to the credit categories for each respective year.
(2)	Percentage indicated represents the proportion of each loan category to total loans for each respective year.

Securities

The Company classifies its securities as held-to-maturity, trading or available-for-sale. Securities classified as held-to-maturity are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.

Securities that are obtained and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Equity securities received upon the exercise of warrants and distributions from venture capital funds are classified as trading.

Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors, are classified as securities available- for-sale. These securities are carried at fair value, with net unrealized gains or losses reflected net of tax in other comprehensive income.

As of December 31, 2002, the Company recorded net unrealized holding gains of $25,097,000 on its available-for-sale portfolio. Included as a component of other comprehensive income is $16,313,000, representing the net unrealized holding gains, net of tax of $8,784,000. As of December 31, 2001, the Company had recorded net unrealized holding gains, net of tax, in the amount of $10,530,000.

The following table discloses proceeds received and gross gains / (losses) recognized from the sale of securities available-for-sale for the years as indicated:

	2002			2001			2000
Security Classification	Proceeds	Gain	(Loss)	Proceeds	Gain	(Loss)	Proceeds	Gain	(Loss)
	(in thousands)
Available-for-Sale	$216,350	$10,127	$—	$116,229	$6,844	$(131)	$201,021	$55	$(10,396)

The following table summarizes the carrying value of the Company’s securities held to maturity, securities available-for-sale and trading securities for each of the past three years:

	December 31,
	2002	2001	2000
	(in thousands)
Securities Held-to-Maturity
U.S. Government Agencies	$—	$—	$1,025

Total	$—	$—	$1,025

Securities Available-for-Sale
State and Municipal Securities	$2,273	$—	$—
U. S. Treasuries	1,118	—	—
U.S. Government Agencies	65,570	102,254	21,380
Mortgage Backed Securities	505,584	303,076	94,262
Commercial Mortgage Backed Securities	108,765	170,363	72,402
Corporate Notes	41,121	91,976	85,875
Collateralized Mortgage Obligations	313,296	313,778	266,701
Asset Backed Securities	19,950	104,922	305,551
FHLB Stock	18,020	12,620	3,124
Other Securities	—	—	6,088

Total	$1,075,697	$1,098,989	$855,383

Trading Account Securities
Equity Issues	$1	$31	$4,637

Total	$1	$31	$4,637

As of December 31, 2002, the fair values of the unsecured corporate notes are as follows:

(in millions)
CIT Group	$10.11
Countrywide Credit Corp	2.13
Daimlerchrysler N.A.	6.12
Heller Financial	5.00
Lehman Brothers (LBT)	2.18
National Rural Utilities (NRUC)	5.23
Gannett (GCI)	5.31
Gillette	5.04

Total	$41.12

The following table shows the contractual maturities of securities as of December 31, 2002, and the weighted average yields. The actual maturities of certain securities are expected to be shorter than the contractual maturities. Trading account securities are excluded as the issues in portfolio are shares of common stock and they are non-interest bearing with no stated maturity.

	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in millions)
Securities Available-for-Sale
State and Municipal Securities	$—	0.00%	$—	0.00%	$—	0.00%	$2.22	4.56%	$2.22	4.56%
U.S. Treasuries	—	—	1.07	3.70	—	—	—	—	1.07	3.70
U.S. Government Agencies	1.02	3.27	60.25	4.33	—	—	0.69	2.26	61.96	4.29
Mortgage Backed Securities	—	—	—	—	41.87	4.19	451.94	4.86	493.81	4.51
Commercial Mortgage Backed Securities	—	—	—	—	8.16	5.83	95.68	5.35	103.84	5.54
Corporate Notes	21.02	7.09	19.45	3.88	—	—	—	—	40.47	5.55
Collateralized Mortgage Obligations	—	—	—	—	23.56	3.84	286.28	6.15	309.84	5.90
Asset Backed Securities	—	—	—	—	—	—	19.37	8.27	19.37	8.27
Other Securities	18.02	5.24	—	—	—	—	—	—	18.02	5.24

Total	$40.06	5.99%	$80.77	4.21%	$73.59	4.26%	$856.18	5.44%	$1,050.60	5.12%

Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.

The following table summarizes the aggregate carrying value and/or fair value of securities of any one issuer which exceeds ten percent of stockholders’ equity as of December 31, 2002. The table excludes securities issued by the U.S. Government.

Issuer	Book Value	Fair Value
	(in thousands)
Credit Suisse First Boston	$19,674	$20,733
Lehman Brothers Inc.	29,980	30,169
Merrill Lynch Mortgage Investors Inc.	21,603	22,492

Total	$71,257	$73,394

The above includes corporate notes, asset backed securities, mortgage backed securities and collateralized mortgage obligations. The rating of the corporate notes included above is single-A. All other securities are rated triple-A.

Other Investments

As of December 31, 2002, other investments totaled $7.5 million. Included in the balance are $7.0 million of investments on the books of VC in various venture capital funds that invest in technology companies. As of December 31, 2002 undisbursed commitments to invest in these various funds totaled $4.9 million. As of September 30, 2002, other investments included a 10% equity ownership in the beneficial interest of AFT totaling $2.7 million, which amount excluded an accumulated other comprehensive loss amount of $2.7 million. During the fourth quarter, 2002, the Company performed an impairment analysis of this investment and concluded, based primarily on the United Airlines bankruptcy, that the investment should be written off. The $2.7 million was recorded as an expense from other investments, which amount is included in non-interest income. The partnership interests on the books of VC are accounted for by the equity method.

Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments totaled $0.5 million at December 31, 2002. There are $0.9 million of undisbursed commitments relating to one of these investments as of December 31, 2002. These investments are accounted for by the cost method or equity method as appropriate.

Funding Sources

Deposits

The Company’s deposits totaled $1,904.1 million as of December 31, 2002, representing a $76.2 million, or 4.2%, increase over the $1,827.9 million total deposits as of December 31, 2001. Interest bearing demand reflected growth of $105.3 million as of December 31, 2002, compared to December 31, 2001. Time certificates of deposit of $100,000 or more and other time deposits decreased $41.1 million and $17.9 million, respectively, in 2002 compared to 2001. Time certificates of deposit of $100,000 or more included $140 million from the State of California as of December 31, 2001, which amount was not renewed during 2002. Excluding this deposit source, time certificates of deposit of $100,000 or more increased $98.9 million.

Total deposits in the northern California branches increased $8 million to $263 million as of December 31, 2002, from $255 million as of December 31, 2001.

During 2002, average deposits increased to $1,904.5 million from $1,710.8 million during 2001, representing an increase of $193.7 million, or 11.3%.

The following table discloses the deposit mix of the Bank as of December 31, 2002, 2001 and 2000:

	2002		2001		2000
Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
	(dollars in thousands)
Demand	$251,197	13.19%	$217,413	11.89%	$207,281	12.38%
Interest-Bearing Demand Deposits	543,969	28.57%	438,660	24.01%	389,347	23.25%
Saving Deposits	87,540	4.60%	91,418	5.00%	69,386	4.14%
Time Certificates of Deposit of $100,000 or More	879,494	46.19%	920,615	50.36%	826,157	49.34%
Other Time Deposits	141,943	7.45%	159,821	8.74%	182,398	10.89%

Total	$1,904,143	100.00%	$1,827,927	100.00%	$1,674,569	100.00%

The following table sets forth the average amount, the percentage to total average deposits and the average rate paid on each of the following deposit categories for the years ended December 31, 2002, 2001, 2000, 1999 and 1998:

	2002			2001			2000
	Average Amount	Ratio	Weighted Average Rate	Average Amount	Ratio	Weighted Average Rate	Average Amount	Ratio	Weighted Average Rate
	(dollars In thousands)
Deposits
Demand Noninterest-Bearing	$227,065	11.92%	—%	$195,929	11.45%	—%	$190,863	11.67%	—%
Demand Interest-Bearing	538,704	28.29	1.43	367,412	21.48%	2.00	395,362	24.18	3.53
Saving Deposits	94,552	4.96	1.12	70,897	4.14%	1.31	74,324	4.55	2.46
Time Deposits	1,044,182	54.83	2.63	1,076,578	62.93%	4.58	974,346	59.60	5.45

Total	$1,904,503	100.00%	2.16%	$1,710,816	100.00%	3.80%	$1,634,895	100.00%	4.77%

	1999			1998
	Average Amount	Ratio	Weighted Average Rate	Average Amount	Ratio	Weighted Average Rate
	(dollars In thousands)
Deposits
Demand Noninterest-Bearing	$164,620	11.41%	—%	$148,436	10.89%	—%
Demand Interest-Bearing	299,588	20.77	2.56	262,281	19.23%	2.63
Saving Deposits	82,356	5.71	2.20	86,776	6.36%	2.58
Time Deposits	895,875	62.11	4.57	866,229	63.52%	5.10

Total	$1,442,439	100.00%	3.94%	$1,363,722	100.00%	4.38%

The growth of deposits from the Company’s customers reflects the continuing tradition of personalized services. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable. The following table is indicative of the length of the relationship of depositors of time certificates of deposit of $100,000 or more with the Bank as of December 31, 2002 and 2001:

	2002		2001
	Amount	No. of Accounts	Amount	No. of Accounts
	(dollars in thousands)
3 Years or more	$640,687	3,247	$721,597	3,003
2-3 Years	76,252	365	51,357	318
1-2 Years	79,985	337	72,313	347
Less than 1 Year	82,570	503	75,348	355

Total	$879,494	4,452	$920,615	4,023

The maturity schedule of time certificates of deposit of $100,000 or more as of December 31, 2002 is as follows:

2002 Amount
(in thousands)
3 Months or Less	$257,429
Over 3 Months Through 6 Months	163,108
Over 6 Months Through 12 Months	375,141
Over 12 Months	83,816

Total	$879,494

As of December 31, 2002, there were brokered deposits outstanding of $3.9 million. It is not the intent of the Bank to accept additional brokered deposits. They are not being renewed upon their maturity.

Other Borrowings

As of December 31, 2002, the Bank had obtained advances from the Federal Home Loan Bank of San Francisco (the “FHLB”) totaling $322.4 million, up $70 million from December 31, 2001. The advances are under an existing line of credit whereby the FHLB has granted the Bank a line of credit equal to 25 percent of its assets. It is presently management’s plan to repay the advances upon maturity. The following relates to the outstanding advances as of December 31, 2002:

	2002
Maturity	Amount	Weighted Average Interest Rate
	(dollars in thousands)
Within 90 days	$25,000	4.87%
91 days-365 days	170,400	3.78%
> 1-2 years	127,000	4.18%

	$322,400	4.02%

The advances from the FHLB as of December 31, 2002 and 2001 were collateralized by securities available-for-sale and real estate mortgage loans as well as the required investment in the stock of the FHLB. The approximate carrying value of the securities and loans as of December 31, 2002 and 2001, was $391.2 million and $314.8 million, respectively. The carrying value of the FHLB stock was $18.0 million and $12.6 million, as of December 31, 2002 and 2001, respectively. In addition to collateralizing the advances, the above mentioned securities and loans also collateralized outstanding letters of credit.

The Bank has an available line of credit up to 25% of its assets subject to appropriate collateral. As of December 31, 2002, based on current securities and loans pledged, the Company had $27.2 million of unused line of credit available with the FHLB.

Other borrowings also includes subordinated debt which is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance in July, 1997. The discount is amortized as a yield adjustment over the 10-year life of the notes. The debt provides for optional redemption on or after August 1, 2002 with a decreasing redemption penalty.

Capital Resources

Stockholders’ equity totaled $204.1 million as of December 31, 2002, a decrease of $2.2 million, or 1.1%, from $206.3 million as of December 31, 2001.

On December 20, 1999, the Board of Directors authorized a stock repurchase program approving the buy-back of up to $10 million of the Company’s stock. This program was completed on April 25, 2001. 384,154 shares were repurchased for a total of $10 million at an average cost per share of $26.03, of which 215,054 shares were repurchased in 2001 and 169,100 shares were repurchased in 2000.

In February 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company’s stock. As of December 31, 2002, 405,000 shares had been repurchased at an average cost of $26.83 per share for a total of $10.9 million under this program.

On October 11, 2001, the Board of Directors authorized another stock repurchase program approving the buy-back of up to 300,000 shares of the Company’s stock under conditions which allow such repurchases to be accretive to earnings. As of December 31, 2002, there have been no shares repurchased under this program.

For the year ended December 31, 2002 and 2001, the ratio of the Company’s average stockholders’ equity to average assets was 8.23% and 9.60%, respectively.

Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company is financially sound. Risk-based capital guidelines issued by regulatory authorities in 1989 assign risk weightings to assets and off-balance sheet items. The guidelines require a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. Tier 1 capital consists of common stockholders’ equity and non-cumulative perpetual preferred stock, less goodwill and non-qualifying intangible assets, while total capital includes other elements, primarily cumulative perpetual, long-term and convertible preferred stock, subordinated and mandatory convertible debt, plus the allowance for loan losses, within limitations. The unrealized gain/loss on debt securities available-for-sale, net of tax, is not included in either Tier 1 or the total capital computation; however, the unrealized gain /loss on equity securities is included in Tier 1 or Tier 2 as appropriate, subject to limitations.

In addition, a minimum Tier 1 leverage ratio of 3% is required for the highest rated banks. All other state nonmember banks, must meet a minimum leverage ratio of not less than 4%. This ratio is defined as Tier 1 capital to average total assets, net of non-qualifying intangible assets, for the most recent quarter.

During 1992, pursuant to the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the federal banking regulators set forth the definitions for “adequately capitalized” and “well capitalized” institutions. An “adequately capitalized” institution is one that meets the minimum regulatory capital requirements. A “well capitalized” institution is one with capital ratios as shown in the following table. As of December 31, 2002, the Company’s and the Bank’s Tier 1 risk based capital, total risk based capital and leverage ratios exceeded the “well capitalized” ratio requirements as follows:

	GBC Bancorp		General Bank		Minimum Regulatory Requirements	Well Capitalized Requirements
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1	$180,726	10.51%	$194,206	11.37%	4%	6%
Total	$234,284	13.62%	$215,623	12.62%	8%	10%
Leverage Ratio	$180,726	7.33%	$194,206	7.91%	4%	5%

As more fully explained in the following section “Regulatory Matters”, the Bank is required to maintain a Tier 1 leverage capital ratio of at least 7.5%.

Regulatory Matters

As a result of the findings of the regulatory examination of General Bank dated June 10, 2002, General Bank has entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation and the California Department of Financial Institutions (“DFI”). The MOU provides that the Bank shall retain management acceptable to the regulatory authorities and shall maintain a Tier 1 leverage capital ratio of at least 7.5%. As of December 31, 2002, the Bank’s Tier 1 leverage capital ratio was 7.91%. The MOU further provides that the Bank shall not, without prior written consent of the regulatory authorities, pay cash dividends in the event that payment of such dividends will result in noncompliance with this capital ratio. Although the Bank has historically paid such dividends to GBC Bancorp (“GBC”) at the time of payment of GBC’s dividend, as of December 31, 2002, GBC had $13.7 million of cash and a short-term promissory note from General Bank, which is sufficient to pay dividends at the current annual level of $5.6 million per year and $3.4 million of interest on its subordinated debt per year for over a year without receiving a dividend from the Bank. Management does not believe that the MOU will affect the payment of dividends and interest by GBC Bancorp.

The MOU further provides for reductions in the level of classified assets to specified percentages of Tier 1 Capital plus the Allowance for Credit Losses by March 31, 2003 and June 30, 2003. As of December 31, 2002, the Bank had reduced such classified assets to the level required to be achieved by June 30, 2003. The MOU further calls for the timely identification and classification of problem loans, improvement of credit-related analysis and reports, a second review of real estate appraisals, and improvements in the loan underwriting and monitoring processes. Although the examination report found the Bank’s allowance for credit losses to be adequate, management was required to modify the methodology for the size and complexity of the loan portfolio. Bank Secrecy Act policies and procedures were to be improved to eliminate identified deficiencies and a program to reasonably ensure compliance with the requirements for establishing accounts with a W-8 tax-exempt status was to be developed and implemented. Improvements in the documentation and testing of the interest rate risk model were also called for. The Bank has revised its policies, methodologies and procedures as they relate to the credit, Bank Secrecy Act and interest rate risk issues identified in the MOU, and is in the process of implementing them. Among other things, the Bank has initiated employee training and a program to test for the effectiveness of the new policies, methodologies and procedures. Neither the FDIC nor the DFI has yet examined the Bank to test for compliance with the MOU.

As a result of the ratings received by General Bank, GBC Bancorp was no longer eligible to retain its status as a Financial Holding Company (“FHC”). The Company informed the Federal Reserve Bank of San Francisco of its decision to decertify itself as an FHC, effective immediately. GBC Bancorp had not utilized the expanded authorities available as an FHC, and therefore the decertification has no impact on its existing business or on its business strategies.

GBC Bancorp Executive Obligation Trust (the “Trust”)

In the first quarter, 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. In March of 2000, shares of Company stock totaling 71,007 at a cost of $1,571,000 were issued and transferred to the Trust representing the earned deferred compensation payable in connection with the stock retention program set forth in the employment agreement among the Company, the Bank and Li-Pei Wu, effective as of January 1, 1998 (the “Agreement”). In January of 2001, 25,928 shares of Company stock at a cost of $903,000 were issued and transferred to the Trust representing the earned deferred compensation for the year 2000. In February of 2002, 3,345 shares at a cost of $100,000 were issued and transferred to the Trust representing the earned deferred compensation for the year 2001. Also, in February of 2002, a distribution out of the Trust of 21,279 shares at a cost of $471,000 was made in accordance with the Agreement between Mr. Wu, GBC Bancorp and the Bank.

In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of stockholders’ equity. As of December 31, 2002, this amount was $2,103,000, representing the cost of the 79,001 shares held in the Trust.

Asset Liability and Market Risk Management

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers’ credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments, which include federal funds sold and securities purchased under agreements to resell, unpledged securities available-for-sale and the portion of loans that is government guaranteed (primarily SBA loans). These sources of liquidity amounted to $957.7 million, or 38.1%, of total assets as of December 31, 2002 compared with $823.9 million, or 34.8%, of total assets as of December 31, 2001.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. In August, 1992, the FHLB granted the Bank a line of credit equal to 25 percent of assets with terms up to 360 months. As of December 31, 2002, the Company had $322.4 million outstanding under this financing facility, representing 12.8% of total assets. Management believes its liquidity sources to be stable and adequate.

As of December 31, 2002, total gross loans and leases represented 62.9% of total deposits. This compares to 62.0% as of December 31, 2001.

The liquidity of the parent company, GBC Bancorp, and also indirectly its non-bank subsidiary, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, subject to the limitations imposed by the Financial Code of the State of California and the MOU. For 2002, the Bank declared $5.6 million of cash dividends to GBC Bancorp. As of December 31, 2002, approximately $10.1 million of undivided profits of the Bank are available for dividends to the Company. Such amount has been limited by the provisions of the MOU as described in “Regulatory Matters”, above.

“GAP” measurement

While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, contractual differences in the amounts of the Company’s rate sensitive assets and rate sensitive liabilities. These differences, or “gaps”, provide an indication of the extent that net interest income may be affected by future changes in interest rates. However, these contractual “gaps” do not take into account timing differences between the repricing of assets and the repricing of liabilities.

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

“Gap” reports are originated as a means to provide management with a tool to monitor repricing differences, or “gaps”, between assets and liabilities repricing in a specified period, based upon their underlying contractual rights. The use of “gap” reports is thus limited to a quantification of the “mismatch” between assets and liabilities repricing within a unique specified timeframe. Contractual “gap” reports cannot be used to quantify exposure to interest rate changes because they do not take into account timing differences between repricing assets and liabilities and changes in the amount of prepayments.

As of December 31, 2002, there is a cumulative one year negative “gap” of $546.8 million, down from $663.6 million as of December 31, 2001.

The following table indicates the Company’s interest rate sensitivity position as of December 31, 2002, and is based on contractual maturities and repricing dates. It may not be reflective of positions in subsequent periods.

	December 31, 2002
	INTEREST SENSITIVITY PERIOD
	0 to 90 Days	91 to 365 Days	Over 1 Year to 5 Years	Over 5 Years	Non-Interest Earning/ Bearing	Total
	(in thousands)
Earning Assets
Securities Available-for-Sale (3)	$104,541	$7,165	$84,845	$879,146	$—	$1,075,697
Trading Account Securities	—	—	—		1	1
Federal Funds Sold & Securities Purchased Under Agreement to Resell	181,000	—	—	—	—	181,000
Loans and Leases (1) (2)	869,035	44,940	99,985	159,898	—	1,173,858
Loans to Depository Insititutions	—	—	—	—	—
Non-Earning Assets (2)	—	—	—	—	80,188	80,188

Total Assets	$1,154,576	$52,105	$184,830	$1,039,044	$80,189	$2,510,744

Source of Funds for Assets

Deposit:
Demand—Non-Interest Bearing	$—	$—	$—	$—	$251,197	$251,197
Demand Interest Bearing	543,969	—	—	—	—	543,969
Savings	87,540	—	—	—	—	87,540
TCD’S Under $100,000	47,208	83,735	11,000	—	—	141,943
TCD’S $100,000 and Over	257,429	538,249	83,716	100	—	879,494

Total Deposits	936,146	621,984	94,716	100	251,197	1,904,143

Borrowings from the Federal Home Loan Bank	25,000	170,400	127,000	—	—	322,400
Subordinated Debt	—	—	39,400	—	—	39,400
Other Liabilities	—	—	—	—	40,700	40,700
Stockholders’ Equity	—	—	—	—	204,101	204,101

Total Liabilities and Stockholders’ Equity	$961,146	$792,384	$261,116	$100	$495,998	$2,510,744

Interest Sensitivity Gap	$193,430	$(740,279)	$(76,286)	$1,038,944	$(415,809)
Cumulative Interest Sensitivity Gap	$193,430	$(546,849)	$(623,135)	$415,809	—
Gap Ratio (% of Total Assets)	7.7%	–29.5%	–3.0%	41.4%	–16.6%
Cumulative Gap Ratio	7.7%	–21.8%	–24.8%	16.6%	0.0%

(1)	Loans and leases are before unamortized deferred loan fees and allowance for credit losses.
(2)	Non-accrual loans are included in non-earning assets.
(3)	The Federal Home Loan Bank stock with a balance of $18.0 million as of December 31, 2002, is included in the 0 to 90 day category.

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

Market risk

Market risk is the risk of financial loss arising from adverse changes in market prices and interest rates. The Company’s market risk is inherent in its lending and deposit taking activities to the extent of differences in the amounts maturing or degree of repricing sensitivity. Adverse changes in market prices and interest rates may therefore result in diminished earnings and ultimately an erosion of capital.

Since the Company’s profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing deposits with no stated maturity. The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by their expected maturity, and the fair value of these instruments as of December 31, 2002:

	Expected Maturity Date December 31, 2002
	0 to 90 Days	91 to 365 Days	Over 1 Year to 5 Years	Over 5 Years	Total	Average Int Rate (2)	Fair Value
	(dollars in thousands)
Interest-sensitive Assets:
Securities Available-for-Sale	$148,447	$219,406	$586,890	$120,954	$1,075,697	5.12%	$1,075,697
Federal Funds Sold & Securities Purchased Under Agreements to Resell	181,000	—	—	—	181,000	1.31	181,000
Loans and Leases (1)	869,035	44,940	99,985	159,898	1,173,858	6.04	1,172,983

Total Interest-earning Assets	$1,198,482	$264,346	$686,875	$280,852	$2,430,555		$2,429,680

Interest-sensitive Liabilities:
Deposits:
Demand Interest Bearing	$33,981	$101,941	$219,028	$189,019	$543,969	1.03%	$543,969
Savings	5,427	16,282	36,067	29,764	87,540	0.24	87,540
Time Certificates of Deposit	304,245	622,132	94,960	100	1,021,437	2.58	1,027,897

Total Deposits	343,653	740,355	350,055	218,883	1,652,946		1,659,406

Borrowing from FHLB	25,000	170,400	127,000	—	322,400	4.02	329,893
Subordinated Debt	—	—	39,400	—	39,400	8.38	39,400

Total Interest-sensitive Liabilities	$368,653	$910,755	$516,455	$218,883	$2,014,746		$2,028,699

(1)	Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses.
(2)	The average interest rate relates to the year for the category of asset/liability indicated as of December 31, 2002. The rate for the subordinated debt is the stated rate of the debt outstanding as of December 31, 2001.

The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by their expected maturity, and the fair value of these instruments as of December 31, 2001:

	Expected Maturity Date December 31, 2001
	0 to 90 Days	91 to 365 Days	Over 1 Year to 5 Years	Over 5 Years	Total	Average Int Rate (2)	Fair Value
	(dollars in thousands)
Interest-sensitive Assets:
Securities Available-for-Sale	$75,010	$207,053	$592,401	$224,525	$1,098,989	6.18%	$1,098,989
Federal Funds Sold & Securities Purchased Under Agreements to Resell	90,000	—	—	—	90,000	1.72	90,000
Loans and Leases (1)	815,035	25,669	131,641	135,604	1,107,949	6.26	1,111,436

Total Interest-earning Assets	$980,045	$232,722	$724,042	$360,129	$2,296,938		$2,300,425

Interest-sensitive Liabilities:
Deposits:
Demand-Interest Bearing	$22,160	$66,482	$219,103	$130,915	$438,660	1.45%	$438,660
Savings	2,285	6,856	27,426	54,851	91,418	1.10	91,418
Time Certificates of Deposit	551,446	515,276	13,714	—	1,080,436	3.08	1,084,550

Total Interest-bearing Deposits	575,891	588,614	260,243	185,766	1,610,514		1,614,628

Borrowings from FHLB	—	25,000	227,400	—	252,400	0	256,306
Subordinated Debt	—	—	—	39,269	39,269	8.38	38,469

Total Interest-sensitive Liabilities	$575,891	$613,614	$487,643	$225,035	$1,902,183		$1,909,403

(1)	Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses.
(2)	The average interest rate relates to the year for the category of asset/liability indicated as of December 31, 2001. The rate for the subordinated debt is the stated rate of the debt outstanding as of December 31, 2001.

Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for non-maturity deposits. The Company utilizes assumptions supported by documented analysis for the expected maturities of its loans and repricing of its deposits and relies on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from the Company’s expectations based on historical experience.

The Company uses a computer simulation analysis in an attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital, respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off- balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity, as of December 31, 2002:

Change In Interest Rates (Basis Points)	Net Interest Income Volatility December 31, 2002 (1)	Market Value Of Equity Volatility December 31, 2002 (2)
+200	13.0%	–4.7%
+100	7.3%	–0.7%
–100	–10.2%	–5.5%
–200	–18.1%	–10.7%

(1)	The percentage change in this column represents net interest income of the Company for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios
(2)	The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios

The Company’s primary objective in managing interest rate risk is to minimize the adverse effects of changes in interest rates on earnings and capital. In this regard, the Company has established internal risk limits for net interest income volatility given a 100 and 200 basis point decline in rates of 10% and 15%, respectively, over a twelve-month horizon. Although the simulation analysis reflected an 18.1% reduction of net interest income, as of December 31, 2002, in the event of a 200 basis point decline, management believes that there is little likelihood of such a reduction of the prime rate from its level as of December 31, 2002. Risk limits have also been established for the market value of equity volatility in response to a 100 and 200 basis point increase in rates of 10% and 15%, respectively.

Forward-Looking Statements

Certain statements contained herein, including, without limitation, statements containing the words “anticipates”, “believes,” “intends,” “should”, “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: credit quality, general economics and business conditions in those areas in which the Company operates; demographic changes; competition; fluctuations in interest rates; changes in business strategy or development plans; changes in governmental regulation; and other factors referenced herein, including, without limitation, under the captions Provision for Credit Losses, Non-Performing Assets, Allowance for Credit Losses, Market Risk, Liquidity, Interest Rate Sensitivity, Recent Accounting Developments and Other Matters. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Recent Accounting Developments

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB

No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Other Matters

On February 28, 2002, General Bank consummated its purchase transaction of Liberty Bank and Trust Co. of Boston. The purchase transaction was accounted for in accordance with SFAS No. 141, “Business Combinations”. The assets acquired, net of cash, had a fair value of $34,288,000 and the fair value of liabilities assumed was $32,326,000. Goodwill in the amount of $4,515,000 and core deposit premium in the amount of $964,000 were initially recognized in accordance with SFAS No. 141. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The core deposit premium intangible is being amortized over a 5-year period, estimated to be the useful life.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
Cash and Due From Banks	$46,889	$33,034
Federal Funds Sold and Securities Purchased Under Agreements to Resell	181,000	90,000

Cash and Cash Equivalents	227,889	123,034
Securities Available-for-Sale at Fair Value (Amortized Cost of $1,050,600 and $1,080,819 at December 31, 2002 and 2001, respectively)	1,075,697	1,098,989
Trading Securities	1	31
Loans and Leases	1,198,628	1,132,889
Less: Allowance for Credit Losses	(25,534)	(23,656)
Deferred Loan Fees	(6,595)	(7,600)
Loans and Leases, Net	1,166,499	1,101,633
Bank Premises and Equipment, Net	6,286	6,382
Other Real Estate Owned, Net	—	383
Due From Customers on Acceptances	6,525	6,471
Real Estate Held for Investment	1,484	2,129
Other Investments	7,509	11,509
Accrued Interest Receivable and Other Assets	18,854	16,682

Total Assets	$2,510,744	$2,367,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$251,197	$217,413
Interest Bearing Demand	543,969	438,660
Savings	87,540	91,418
Time Certificates of Deposit of $100,000 or More	879,494	920,615
Other Time Deposits	141,943	159,821

Total Deposits	1,904,143	1,827,927
Borrowings from the Federal Home Loan Bank	322,400	252,400
Subordinated Debt	39,400	39,269
Acceptances Outstanding	6,525	6,471
Liability on Securities Awaiting Settlement	5,157	—
Accrued Expenses and Other Liabilities	29,018	34,858

Total Liabilities	2,306,643	2,160,925

Stockholders’ Equity

Common Stock, No Par or Stated Value; 40,000,000 shares authorized; 11,540,762 shares issued and outstanding (net of 79,001 shares held in trust) and 11,477,394 shares issued and outstanding (net of 96,935 shares held in Trust) at December 31, 2002 and 2001, respectively	$72,932	$71,316
Retained Earnings	112,774	124,196
Accumulated Other Comprehensive Income	16,292	8,332
Shares Held in Trust for Deferred Compensation	2,103	2,474

Total Stockholders' Equity	204,101	206,318

Total Liabilities and Stockholders' Equity	$2,510,744	$2,367,243

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
INTEREST INCOME
Loans and Leases, Including Fees	$82,607	$90,719	$101,434
Securities Available-for-Sale	62,258	61,736	53,208
Securities Held-to-Maturity	—	33	73
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,020	2,969	8,384
Other	21	21	22

Total Interest Income	146,906	155,478	163,121

INTEREST EXPENSE
Interest Bearing Demand	7,695	7,354	13,961
Savings	1,055	932	1,827
Time Deposits of $100,000 or More	24,190	41,612	43,232
Other Time Deposits	3,305	7,694	9,843
Federal Funds Purchased and Securities Sold under Repurchase Agreements	8	27	62
Borrowings from the Federal Home Loan Bank	12,953	5,452	2,273
Subordinated Debt	3,481	3,481	3,481

Total Interest Expense	52,687	66,552	74,679

Net Interest Income	94,219	88,926	88,442
Provision for Credit Losses	76,364	20,100	1,200

Net Interest Income after Provision for Credit Losses	17,855	68,826	87,242

NON-INTEREST INCOME
Service Charges and Commissions	7,460	7,875	8,237
Gain on Sale of Securities Available-for-Sale	10,127	6,713	—
Gain on Sale of Fixed Assets	2	38	7
Trading Account Revenue	506	1,958	13,013
(Expense)/Income from Other Investments	(9,384)	(2,796)	145
Other	178	1,858	353

Total Non-Interest Income	8,889	15,646	21,755

NON-INTEREST EXPENSE
Salaries and Employee Benefits	21,116	20,410	22,306
Occupancy Expense	4,129	3,565	3,324
Furniture and Equipment Expense	3,187	2,160	2,059
Loss on Sale of Securities Available-for-Sale	—	—	10,341
Net Other Real Estate Owned Income	(131)	(397)	(1,309)
Other	9,999	9,782	10,140
Reduction of Fair Value of Derivatives	111	6,762	—

Total Non-Interest Expense	38,411	42,282	46,861

(Loss)/Income before Income Taxes	(11,667)	42,190	62,136
(Benefit)/Provision for Income Taxes	(5,877)	14,550	23,660

(Loss)/Income before Cumulative Effect of a Change in Accounting Principle	(5,790)	27,640	38,476
Cumulative Effect of a Change in Accounting Principle	—	4,962	—

Net (Loss)/Income	$(5,790)	$32,602	$38,476

Earnings Per Share
(Loss)/Income before Cumulative Effect of a Change in Accounting Principle
Basic	$(0.50)	$2.37	$3.33
Diluted	(0.50)	2.36	3.26

Cumulative Effect of a Change in Accounting Principle
Basic	$—	$0.42	$—
Diluted	—	0.42	—

Net (Loss)/Income
Basic	$(0.50)	$2.79	$3.33
Diluted	(0.50)	2.78	3.26

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except per share amounts)
Balance at December 31, 1999	11,523	$57,289	$84,035	$—	$(8,286)		$133,038

Comprehensive Income
Net Income for the year			38,476			$38,476	38,476

Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					18,178	18,178	18,178
Foreign Currency Translation Adjustment					(1)	(1)	(1)

Comprehensive Income						$56,654

Stock Issued for Executive Compensation	114	2,401					2,401
Stock Held by Executive Obligation Trust	(71)	(1,571)		1,571			—
Stock Issuance	161	2,975					2,975
Tax Benefit-Stock Options Exercised		960					960
Stock Repurchase	(169)		(3,732)				(3,732)
Cash Dividend—$0.39 per Share			(4,513)				(4,513)

Balance at December 31, 2000	11,558	$62,054	$114,266	$1,571	$9,891		$187,782

Comprehensive Income
Net Income for the year			32,602			$32,602	32,602

Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					630	630	630
Net Changes in Investment Valuation Allowance					(2,188)	(2,188)	(2,188)
Net Changes in Foreign Currency Translation Adjustments					(1)	(1)	(1)

Comprehensive Income						$31,043

Stock Held by Executive Obligation Trust	(26)	(903)		903			—
Stock Issuance	563	5,264					5,264
Tax Benefit-Stock Options Exercised		4,901					4,901
Stock Repurchase	(618)		(17,077)				(17,077)
Cash Dividend—$0.48 per Share			(5,595)				(5,595)

Balance at December 31, 2001	11,477	$71,316	$124,196	$2,474	$8,332		$206,318

Comprehensive Income
Net Loss for the year			(5,790)			$(5,790)	(5,790)

Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					5,782	5,782	5,782
Net Changes in Investment Valuation Allowance					2,188	2,188	2,188
Net Changes in Foreign Currency Translation Adjustments					(10)	(10)	(10)

Comprehensive Income						$2,170

Stock Held by Executive Obligation Trust	18	371		(371)			—
Stock Issuance	48	1,105					1,105
Tax Benefit-Stock Options Exercised		140					140
Stock Repurchase	(2)		(57)				(57)
Cash Dividend—$0.48 per Share			(5,575)				(5,575)

Balance at December 31, 2002	11,541	$72,932	$112,774	$2,103	$16,292		$204,101

Disclosure of Reclassification Amount:	2002	2001	2000
Net Change of Unrealized Gains Arising During Period, Net of Tax Expense of $8,971, $3,280 and $8,839 in 2002, 2001 and 2000, respectively.	$12,365	$4,520	$12,185
Less: Reclassification Adjustment for Gains Included in Net Income (Loss), Net of Tax (Expense) Benefit of ($4,776), ($2,823) and $4,348 in 2002, 2001 and 2000, respectively.	(6,583)	(3,890)	5,993

Net Change of Unrealized Gains on Securities, Net of Tax Expense of $4,195, $457 and $13,189 in 2002, 2001 and 2000, respectively.	$5,782	$630	$18,178

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING ACTIVITIES
Net (Loss)/Income	$(5,790)	$32,602	$38,476
Adjustments to Reconcile Net (Loss)/Income to Net Cash
Provided by Operating Activities
Depreciation	1,598	1,242	1,291
Net Amortization/(Accretion) of Premiums/(Discounts) on Securities	3,336	(2,734)	(990)
Accretion of Discount on Subordinated Notes	131	131	131
Writedown on Real Estate Held for Investment	645	1,697	1,696
Provision for Credit Losses	76,364	20,100	1,200
Provision for Losses on Other Real Estate Owned	—	—	389
Amortization of Deferred Loan Fees	(5,648)	(4,776)	(3,933)
Deferred Income Taxes	(1,938)	1,011	4,559
(Gain)/Loss on Sale of Securities Available for Sale	(10,127)	(6,713)	10,341
Write-off of Securities	—	190	—
Equity and Losses from Other Investments, net	9,220	2,814	—
Gain on Sale of Other Real Estate Owned	(108)	(475)	(1,841)
Gain on Sale of Fixed Assets	(2)	(38)	(7)
Implementation of SFAS 133	—	(8,561)	—
Reduction of Fair Value of Derivative Instruments	111	6,762
Net Decrease/(Increase) in Trading Securities	30	4,606	(3,523)
Net Decrease in Forward Sales Securities	—	—	(828)
Net Decrease/(Increase) in Accrued Interest Receivable and Other Assets	3,786	176	(2,796)
Net (Decrease)/Increase in Accrued Expenses and Other Liabilities	(1,505)	3,334	(84)
Other, Net	—	(50)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	70,103	51,318	44,081

INVESTING ACTIVITIES
Purchases of Securities Available-for-Sale	(824,456)	(640,206)	(459,303)
Proceeds from Matured/Called Securities Available-for-Sale	651,593	290,765	107,929
Proceeds from Maturities/Prepayments on Securities Held-to-Maturity	—	1,025	275
Proceeds from Sales of Securities-Available-for-Sale	216,350	116,229	201,021
Net Increase in Loans and Leases	(113,960)	(171,463)	(41,451)
Purchases of Equity Interest in Limited Partnerships	(1,770)	(2,795)	(5,406)
Net (Increase)/Decrease in Other Investments	323	142	(237)
Proceeds from Sales of Other Real Estate Owned	508	1,145	9,260
Purchases of Premises and Equipment	(1,488)	(2,254)	(1,603)
Proceeds from Sale of Bank Premises and Equipment	159	246	176
Purchase of Liberty Bank & Trust Net of Cash Acquired	(1,962)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(74,703)	(407,166)	(189,339)

FINANCING ACTIVITIES
Net Increase in Demand, Interest Bearing Demand and Savings Deposits	113,879	81,477	89,760
Net (Decrease)/Increase in Time Certificates of Deposit	(69,903)	71,881	93,998
Proceeds from Borrowings from the Federal Home Loan Bank	95,000	247,400	—
Repayment of Federal Home Loan Bank	(25,000)	(20,000)	(25,000)
Stock Repurchase Program	(57)	(17,077)	(3,732)
Cash Dividend Paid	(5,569)	(5,369)	(4,387)
Proceeds from Exercise of Stock Options/Sale of Stock	1,005	4,361	2,975
Issuance of Stock Held by Executive Obligation Trust	100	903	830

NET CASH PROVIDED BY FINANCING ACTIVITIES	109,455	363,576	154,444

NET CHANGE IN CASH AND CASH EQUIVALENTS	104,855	7,728	9,186
Cash and Cash Equivalents at Beginning of Year	123,034	115,306	106,120
Cash and Cash Equivalents at End of Year	$227,889	$123,034	$115,306

Supplemental Disclosures of Cash Flow Information Cash Paid/(Received) During the Year For
Interest	$53,136	$65,561	$73,906
Income Taxes	(8,749)	13,953	25,086

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned	$45	$18	$673

See Accompanying Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE FOR ACQUISITION OF LIBERTY BANK & TRUST

For the Year Ended December 31, 2002
(in thousands)
Assets Acquired:
Securities Available-for-Sale	$6,476
Loans and Leases	21,667
Premises and Equipment	171
Accrued Interest Receivable and Other Assets	495
Goodwill	4,515
Core Deposit Premium Intangible	964

34,288
Liabilities Assumed:
Deposits	32,240
Accrued Interest and Other Liabilities	86

32,326

Cash Paid for Common Stock, net of Cash Acquired	$1,962

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Consolidation: The consolidated financial statements of GBC Bancorp and subsidiaries (the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry (“GAAP”). It is the Company’s policy to consolidate all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements in order to conform to the current year presentation. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported operations of the Company for the periods presented. Actual results may differ from those estimates as calculated by the Company. Significant balance sheet items which could be materially affected by such estimates include loans and leases, which are presented net of the allowance for credit losses, the valuation for other real estate owned (“OREO”), the estimated residual value of leveraged leases, the investment in Aircraft Finance Trust (“AFT”) and the tax benefits from the real estate investment trust subsidiary.

The consolidated financial statements include the accounts of GBC Bancorp (the “Bancorp”) and its wholly owned subsidiaries, GBC Venture Capital, Inc., General Bank, (the “Bank”), a California state chartered bank, and the Bank’s wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., GBC Trade Services, Asia Limited and GB Capital Trust II, a real estate investment trust. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

The Bank, the Company’s 100% owned bank subsidiary, conducts the business of a commercial bank serving individuals and small to medium-sized businesses through eighteen branch offices located in the greater Los Angeles, San Diego and Silicon Valley areas of California, a branch office in the state of Washington and two branches in Boston, Massachusetts. The two branches in Boston, Massachusetts were acquired as a result of the acquisition of Liberty Bank and Trust, consummated February 28, 2002. In the third quarter, 2002, the Company announced the closure of its New York loan production office. The Bank’s deposit gathering and loan production operations are primarily concentrated in southern California.

Securities Purchased Under Agreements to Resell: The Company invests in securities purchased under agreements to resell (“repurchase agreements”) to maximize the yield on liquid assets. The Company obtains collateral for these agreements, which normally consists of single family residential mortgage loans and commercial paper with an agreement to sell back the same collateral. The collateral is normally held in custody of a trustee who is not a party to the transaction. The purchase is overcollateralized to protect against unfavorable market price movements. The duration of these agreements is one business day with a roll-over under continuing contract. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Securities: The Company classifies its investments in debt and equity securities as held-to-maturity securities, trading securities and available-for-sale securities, as appropriate. Securities held-to-maturity are designated as such when the Company has the positive intent and ability to hold the securities until maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts into interest income using a methodology which approximates a level yield. Securities available-for-sale are carried at fair value. Premiums and discounts on securities available-for-sale are amortized/accreted into interest income using a methodology which approximates a level yield. The resulting unrealized gains or losses are recorded net of tax as a component of other comprehensive income. When a decline in value has occurred and is deemed to be other than temporary, such decline is charged to current period expense. Equity securities received by GBC Venture Capital Inc., from venture capital funds in which it invests and from the exercise of warrants are classified as trading securities. They are held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains/losses included in income. The specific identification method is used to compute realized gains or losses on security transactions. Dividend and interest income are recognized when earned.

Investment in Federal Home Loan Bank (“FHLB”) Stock: As a member of the FHLB system the Bank is required to maintain an investment in the capital stock of the FHLB. This investment is also affected by the outstanding advances under the line of credit the Bank has with the FHLB. The Bank is in compliance with the required investment. As of December 31, 2002 and 2001, the balance of the FHLB investment was $18.0 million and $12.6 million, respectively.

Loans and Related Allowance for Credit Losses: Loans are recorded in the consolidated balance sheets at principal amounts outstanding. Interest on loans is accrued daily as earned. It is generally the Company’s policy to place a loan on non-accrual status in the event that the borrower is 90 days or more delinquent or earlier if the timely collection of interest and/or principal appears doubtful. When loans are placed on non-accrual status, the accrual of income is discontinued and previously accrued but unpaid interest is generally reversed against income. The amortization of any deferred loan fees is stopped. Subsequent payments are generally applied to principal or reported as recoveries on amounts previously charged-off. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.

The Company provides for credit losses by a charge to operations based upon the composition of the loan and lease portfolio, past loss experience, current economic conditions, evaluations made by regulatory authorities, and such other factors that, in management’s judgment, deserve recognition in estimating probable credit losses. The provision for credit losses is an amount required to maintain an allowance for credit losses that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers’ ability to repay in determining the amount of the allowance for credit losses. The allowance for credit losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable as of December 31, 2002. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company’s methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance. The allowance for credit losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Additionally, regulatory examiners may require the Bank to recognize additions to the allowance for credit losses based upon their judgments regarding information available to them at the time of their examination. Charge-offs of loans are debited to the allowance for credit losses. Recoveries on loans previously charged off are credited to the allowance for credit losses.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The Company reviews all non-homogenous loans individually for impairment. Homogenous pools that the Company does not review individually for impairment include mortgage loans secured by single-family real estate and SBA loans where the Bank’s unguaranteed exposure is $500,000 or less. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the original effective interest rate of the loan, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for credit losses. Income recognition on impaired loans is similar to that for non-accrual loans but can include the accrual of interest. The accrual of interest is normally followed for those impaired loans which have been restructured with the borrower servicing the debt pursuant to the contractual terms of the restructuring. While a loan is on non-accrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining book balance of the loan (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The Bank’s determination as to the ultimate collectibility of the remaining book balance of the loan is supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s historical repayment performance and other relevant factors.

Loan Origination Fees: Loan origination fees and commitment fees (offset by certain direct loan origination costs), are deferred and recognized in income over the contractual life of the loan as an adjustment of yield.

Premises and Equipment: Premises and equipment are stated at historical cost less accumulated depreciation or amortization. Depreciation is computed utilizing the straight-line method over the estimated lives of the assets which range from three to 25 years. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the estimated useful life of the assets or the terms of the respective leases. The lease term is defined as the original lease term plus option periods with a maximum of 15 years unless there is a reason to believe that the premises will be vacated prior to the end of the lease term.

Other Real Estate Owned: OREO is comprised of real estate acquired through foreclosure proceedings. These assets are initially recorded at fair value minus selling costs of the related real estate. The fair value of the real estate is based upon an appraisal adjusted for estimated carrying and selling costs. The excess carrying value, if any, over the fair value of the asset upon foreclosure is charged to the allowance for credit losses at the time of acquisition. Any subsequent decline in the fair value of OREO is recognized as a charge to operations and a corresponding increase to the valuation allowance on OREO. Gains and losses from sales and net operating expenses of OREO are included in net other real estate owned expense (income) in the accompanying consolidated statements of income.

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

Other Investments: This asset category includes the partnership interests owned by GBC Venture Capital, Inc., all of which are carried under the equity method. Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate. As of December 31, 2001, other investments included a partnership interest in an aircraft finance trust (“AFT”) owned by the Bank and accounted for under the equity method. The balance of the net investment in AFT was written off in the fourth quarter, 2002.

Goodwill and Other Intangible Assets: Goodwill represents the excess of costs over fair value of assets of businesses acquired.

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. As of December 31, 2002, the net carrying value of the core deposit premium intangible was $819,000. This intangible is being amortized over a 5-year period estimated to be the useful life. The amortization expense for 2002, 2003, 2004, 2005, 2006 and 2007 is $145,000, $193,000, $193,000, $193,000, $193,000 and $47,000, respectively, subject to impairment review. As of December 31, 2001, there were no intangible assets. Goodwill of $4,515,000 and the core deposit premium intangible, both of which are included in accrued interest receivable and other assets, resulted from the acquisition of Liberty Bank and Trust on February 28, 2002. (See also Note 22, following.)

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

Earnings (Loss) Per Share: Basic earnings per share is determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. In the case of a loss from operations, no common stock equivalents are included in the computation of the diluted loss per share.

Stock Option Plans: On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for the fair value of the options granted in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net (loss) / income and (loss) / earnings per share (“EPS”) would have been changed to the pro forma amounts indicated below:

	2002	2001	2000
	(in thousands, except per share data)
Net (Loss) Income as Reported	$(5,790)	$32,602	$38,476
Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	971	817	473

Pro Forma Net (Loss)/Income	$(6,761)	$31,785	$38,003
EPS as Reported—Basic	$(0.50)	$2.79	$3.33
EPS as Reported—Diluted	$(0.50)	$2.78	$3.26
Pro Forma EPS—Basic	$(0.58)	$2.72	$3.29
Pro Forma EPS—Diluted	$(0.58)	$2.71	$3.22

The Black-Scholes model was utilized for purposes of the option pricing. The volatility of 39.3%, 36.7% and 34.3%, for the options granted in 2002, 2001 and 2000, respectively, was based on historical weekly closing prices and historical annual dividend rates. The expected life of the options ranged from 1 month to 10 years. The dividend yield was 2.48%, 1.63% and 1.02% for 2002, 2001 and 2000, respectively. The risk-free interest rate which is based on the treasury bill/note rate, was 1.7%, 2.8% and 5.2% for options granted during 2002, 2001 and 2000, respectively. The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $5.89, $4.89 and $4.25, respectively.

Pro forma net (loss)/income does not reflect options granted under the contingent stock option plan as the options will become exercisable only upon the occurrence of certain triggering events, the dates of which cannot be determined.

Income Taxes: The Company files a consolidated federal income tax return with its subsidiaries, a combined California franchise tax return, New York State and City tax returns and Excise tax returns for the state of Massachusetts.

For the tax year 2002, the Bank intends to file a separate return with the California Franchise Board for its real estate investment trust subsidiary (the “REIT”). For the year 2001, the Bank filed a separate return with the California Franchise Board for the REIT.

The Company records income taxes under the asset and liability method. Income tax expense is derived by establishing deferred tax assets and liabilities as of the reporting date for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences, as well as available taxable income in carry back years and projections of future income. Tax benefits associated with the exercise of non-qualified stock options are credited to stockholders’ equity.

Consolidated Statements of Cash Flows: Cash and cash equivalents consist of cash and due from banks, federal funds sold and securities purchased under agreements to resell with original maturities of three months or less.

Derivatives: On January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. This standard obligates the Company to record all derivatives at fair value on the balance sheet, and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of hedged items are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged items affects earnings. If a derivative qualifies as a fair value hedge, then changes in fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

Upon the implementation of SFAS No. 133, a transition adjustment of $8,561,000 was recorded. The transition adjustment is presented net of tax in the amount of $4,962,000 as a cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations.

As of December 31, 2002, no hedge designation was specified for the outstanding derivatives. The Company has received rights to acquire stock in the form of warrants as an adjunct to its high technology banking relationships. Most of these warrants contain cashless exercise provisions thereby qualifying them as derivatives under SFAS No. 133. The warrants that qualify as derivatives are carried at fair value and are included in other assets on the consolidated balance sheets with the change in fair value included in current period earnings. The Black-Scholes model is utilized for purposes of the computation of fair value.

Segment Information and Disclosures: GAAP establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has concluded it has one segment.

Recent Accounting Developments: In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

NOTE 2—CASH AND DUE FROM BANKS

The Company is required to maintain cash on hand and on deposit to meet reserve requirements established by the Federal Reserve Bank. Average reserve requirements were $0.4 million and $0.3 million during 2002 and 2001, respectively.

NOTE 3—SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

As of December 31, 2002 and 2001, securities purchased under agreements to resell were collateralized by single family residential loans and commercial paper all of which constituted overnight lending. The collateral is held in custody of a trustee who is not a party to the transaction. The following table indicates information relating to securities purchased under agreements to resell all of which were overnight maturities:

	2002	2001
	(dollars in thousands)
Amount Outstanding, as of December 31	$120,000	$75,000
Maximum Month End Amount Outstanding	120,000	90,000
Average Outstanding for the Year	75,192	53,967
Weighter Average Rate of Interest	1.76%	3.99%
Weighted Average Rate of Interest, as of December 31	1.42%	1.97%

NOTE 4—SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities as of December 31, 2002 and 2001, were as follows:

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
State and Municipal Securities	$2,221	$52	$—	$2,273
U. S. Treasuries	1,066	52	—	1,118
U.S. Government Agencies	61,964	3,606	—	65,570
Mortgage Backed Securities	493,815	11,826	57	505,584
Commercial Mortgage Backed Securities	103,837	4,928	—	108,765
Corporate Notes	40,468	653	—	41,121
Collateralized Mortgage Obligations	309,835	3,525	64	313,296
Asset Backed Securities	19,374	576	—	19,950
FHLB Stock	18,020	—	—	18,020

Total	$1,050,600	$25,218	$121	$1,075,697

Trading Account Securities
Equity Issues	$—	$—	$—	$1

Total	$—	$—	$—	$1

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
U.S. Government Agencies	$100,877	$1,614	$237	$102,254
Mortgage Backed Securities	302,827	2,212	1,963	303,076
Commercial Mortgage Backed Securities	166,332	4,879	848	170,363
Corporate Notes	87,530	4,446	—	91,976
Collateralized Mortgage Obligations	308,299	6,176	697	313,778
Asset Backed Securities	102,334	2,588	—	104,922
FHLB Stock	12,620	—	—	12,620

Total	$1,080,819	$21,915	$3,745	$1,098,989

Trading Account Securities
Equity Issues	$—	$—	$—	$31

Total	$—	$—	$—	$31

As of December 31, 2002 and 2001, the yield on collateralized mortgage obligations available-for-sale was 5.90% and 6.29%, respectively.

As of December 31, 2002 and 2001, the yield on the asset backed securities available-for-sale was 8.27% and 6.81%, respectively.

Trading account revenue is income earned on securities classified as trading account securities. GBC Venture Capital, Inc. (“Venture Capital”) receives equity securities which it holds as trading securities from two sources: a distribution from venture capital funds in which it invests and the exercise of warrants acquired through the lending operations of General Bank, its affiliate. The mark to market and disposition of these securities results in trading account revenue. For the years ended December 31, 2002, 2001 and 2000, the change in net unrealized holding gains/(losses) that is included in trading account revenue is $12,000, $(4,605,000) and $3,435,000, respectively.

The following table discloses proceeds received and gross gains/(losses) recognized from the sale of available-for-sale securities for the years as indicated:

	2002			2001			2000
Security Classification	Proceeds	Gain	(Loss)	Proceeds	Gain	(Loss)	Proceeds	Gain	(Loss)
	(in thousands)
Available-for-Sale	$216,350	$10,127	$—	$116,229	$6,844	$(131)	$201,021	$55	$(10,396)

The amortized cost and fair value of securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. (The Federal Home Loan Bank stock is included in the due in one year or less category.)

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in One Year or Less	$40,058	$40,295
Due After One Year Through Five Years	80,772	84,845
Due After Five Years Through Ten Years	73,592	75,545
Due After Ten Years	856,178	875,012

Total	$1,050,600	$1,075,697

The following table summarizes the aggregate amortized cost and fair value of securities of any one issuer which exceeds ten percent of stockholders’ equity as of December 31, 2002. Securities issued by the U.S. government are not included:

Issuer	Book Value	Fair Value
	(in thousands)
Credit Suisse First Boston	$19,674	$20,733
Lehman Brothers Inc.	29,980	30,169
Merrill Lynch Mortgage Investors Inc.	21,603	22,492

Total	$71,257	$73,394

The above includes corporate notes. The rating for corporate notes is single-A.

As of December 31, 2002 and 2001, the fair value of securities from the available-for-sale portfolio were pledged for purposes as indicated in the following table:

	December 31,
	2002	2001
	(in millions)
Borrowings from Federal Reserve Bank	$32.0	$16.0
Public Time Deposits	—	154.3
Borrowings from the Federal Home Loan Bank	336.7	241.7
Other Purposes	10.9	10.6

Total	$379.6	$422.6

NOTE 5—LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio and leveraged leases as of December 31, 2002 and 2001, was as follows:

	2002	2001
	(in thousands)
Commercial	$386,083	$495,681
Real Estate—Construction	301,376	234,860
Real Estate—Conventional	471,454	364,567
Installment	174	101
Other Loans	30,399	20,345
Leveraged Leases	9,142	17,335

Total	$1,198,628	$1,132,889
Less: Allowance for Credit Losses	(25,534)	(23,656)
Deferred Loan Fees	(6,595)	(7,600)

Loan and Leases, Net	$1,166,499	$1,101,633

Residential construction loans are collateralized primarily by single family residences, condominiums, townhouses and multi-family buildings; non-residential construction loans are primarily collateralized by properties intended for office use. Conventional real estate loans are collateralized primarily by single family residences, multi-family residences, commercial and industrial buildings, motels and hotels and land.

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

	December 31,
	2002	2001	2000
	(in thousands)
Balance at Beginning of Year	$1,230	$1,518	$3,207
New Loans and Advances	2,649	1,274	1,082
Repayments	(1,326)	(1,562)	(2,771)

Balance at End of Year	$2,553	$1,230	$1,518

The related parties indebtedness for the above three-year presentation has been adjusted to take into account an employee becoming an executive officer in 2001. The related indebtedness was originated in 1998.

As of December 31, 2002, leveraged leases is comprised of one aircraft leveraged lease. In December 1996, the Company purchased a leveraged lease on a Boeing 737 with a fair value of $24.2 million and a remaining estimated economic life of 30 years. The lease term is through the year 2012. The Company’s original equity investment was $5.2 million. As of December 31, 2002, the carrying value was $9.1 million. As of December 31, 2002, the aircraft is subject to $12.9 million of third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the aircraft. The residual value at the end of the lease term is estimated to be $7.6 million, as of December 31, 2002, unchanged from prior years. The residual value is supported by an independent appraisal reported on January 2, 2003.

In the fourth quarter of 2002, the Company recorded the write-off of its ownership interest in a leveraged lease of a Boeing 737 aircraft leased by United Airlines. The book value of this leveraged lease at the time of write-off was $8.2 million. $7,766,000 was charged to the allowance for credit losses and $456,000, representing the direct costs of the lease acquisition in 1997, was charged to non-interest expense.

For federal income tax purposes, the Company has the benefit of tax deductions for depreciation on the entire leased asset and for interest paid on the long-term debt. Deferred taxes are provided to reflect the temporary differences associated with the leveraged leases.

The Company’s net investment in leveraged leases is composed of the following elements:

	December 31,
	2002	2001
	(in thousands)
Rentals Receivable (Net of Principal and Interest on the Nonrecourse Debt)	$5,813	$10,937
Direct Cost	409	940
Estimated Residual Value of Leased Assets	7,600	13,700
Less: Unearned and Deferred Income	(4,680)	(8,242)

Investment in Leveraged Leases	9,142	17,335
Less: Deferred Taxes Arising from Leveraged Leases	(11,820)	(14,352)

Net Investment in Leveraged Leases	$(2,678)	$2,983

The deferred taxes indicated in the above table includes the United Airlines lease. Because of the write-off of the ownership interest in the United Airlines lease as discussed above, there results a negative investment in leveraged leases, as of December 31, 2002.

During 2002, pre-tax interest income recognized for leveraged leases was $391,000, all of which related to the two aircraft leases discussed above. Pre-tax income recognized for leveraged leases during 2001 and 2000 was $558,000 and $672,000, respectively.

As of December 31, 2002 and 2001, approximately $54.5 million and $73.2 million of real estate loans were pledged to the Federal Home Loan Bank for the outstanding advances under the line of credit and outstanding letters of credit.

A summary of activity in the allowance for credit losses is as follows:

	2002	2001	2000
	(in thousands)
Balance at Beginning of Year	$23,656	$19,426	$19,808
Provision for Credit Losses	76,364	20,100	1,200
Charge-offs	(74,447)	(17,327)	(4,390)
Recoveries	364	1,457	2,808
Reclass of Off-Balance Sheet Credit Exposure	(403)	—	—

Balance at End of Year	$25,534	$23,656	$19,426

The following table provides information with respect to the Company’s past due loans, non-accrual loans and restructured loans, as of the dates indicated:

	December, 31
	2002	2001	2000
	(in thousands)
Loan 90 Days or More Past Due and Still Accruing	$900	$1,730	$2,217
Non-accrual Loans	24,770	24,940	14,823
Restructured Loans	666	1,706	4,978

Total Past Due, Non-accrual and Restructured Loans	$26,336	$28,376	$22,018

The effect of non-accrual loans outstanding as of year-end on interest income for the years 2002, 2001 and 2000 is presented below:

	2002	2001	2000
	(in thousands)
Contractual Interest Due	$2,026	$3,329	$2,043
Interest Recognized	(1,340)	(2,085)	(1,606)

Net Interest Foregone	$686	$1,244	$437

Contractual interest due is based on original loan amounts. Any partial charge-offs are not considered in the determination of contractual interest due.

The effect of restructured loans outstanding as of year-end on interest income for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002	2001	2000
	(in thousands)
Contractual Interest Due	$69	$218	$968
Interest Recognized	(99)	(199)	(684)

Net Interest (Earned)/Foregone	$(30)	$19	$284

There were no commitments to lend additional funds to the borrower associated with the restructured loans as of December 31, 2002.

The following table discloses pertinent information as it relates to the Company’s impaired loans as of and for the years indicated:

	As of and for the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Recorded Investment with Related Allowance	$16,922	$28,734	$9,598
Recorded Investment with no Related Allowance	—	273	3,778

Total Recorded Investment	16,922	29,007	13,376
Allowance on Impaired Loans	(3,702)	(5,224)	(2,626)

Net Recorded Investment in Impaired Loans	$13,220	$23,783	$10,750

Average Total Recorded Investment in Impaired Loans	$24,584	$23,516	$20,431
Interest Income Recognized	$57	$239	$1,222

Of the amount of interest income recognized in 2002, 2001 and 2000, no interest was recognized under the cash basis method.

As of December 31, 2002 and 2001, the Bank was servicing approximately $0.7 million and $1.3 million of residential loan mortgages, respectively, on behalf of third party investors.

NOTE 6—PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	December 31,
	2002	2001
	(in thousands)
Land	$1,246	$1,246
Bank Premises	1,504	1,504
Leasehold Improvements	2,926	2,555
Furniture, Fixtures and Equipment	12,047	10,936

	17,723	16,241
Less: Accumulated Depreciation and Amortization	(11,437)	(9,859)

Total	$6,286	$6,382

The range of estimated depreciable lives is twenty-five years for bank premises, five to fifteen years for leasehold improvements and three to five years for furniture, fixtures and equipment. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,598,000, $1,242,000 and $1,291,000, respectively.

The Company conducts a portion of its operations in leased facilities under non-cancelable operating leases expiring at various dates through 2010. The following summarizes the Company’s future minimum lease commitments as of December 31, 2002:

Year
(in thousands)
2003	$2,808
2004	2,982
2005	2,409
2006	2,160
2007	1,958
Thereafter	1,866

$14,183

Net rental expense included in occupancy expense was $2,994,000, $2,625,000 and $2,416,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 7—OTHER REAL ESTATE OWNED

As of December 31, 2002, there was no other real estate owned on the books of the Company. As of December 31, 2001, other real estate owned (“OREO”) consisted of one property representing a retail facility with a net carrying value of $0.4 million located in the Los Angeles area.

A summary of activity in the valuation allowance is as follows for the years indicated:

	2002	2001	2000
	(in thousands)
Balance at Beginning of year	$420	$891	$3,015
Provision Charged to Operations	—	—	389
Dispositions	(420)	(471)	(2,513)

Balance at End of Year	0	420	$891

For the years ended December 31, 2002, 2001 and 2000, net other real estate owned (income) was comprised of the following:

	2002	2001	2000
	(in thousands)
Net Gain on Sale of Other Real Estate Owned	$(108)	$(475)	$(1,841)
Provision for Losses on Other Real Estate Owned	—	—	389
Net Operating Expenses	(23)	78	143

Net Other Real Estate Owned (Income) Expense	$(131)	$(397)	$(1,309)

NOTE 8—REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment (“REI”) at December 31, 2002 and 2001 was comprised of investments in low income housing projects.

As of December 31, 2002, the Company owned interests in two limited partnerships, for which it is reasonably possible that the limited partnerships may be construed to be variable interest entities subject to consolidation under Interpretation No. 46. Both of these investments were formed for the purpose of investing in low-income housing projects, which qualify for federal low-income housing tax credits and/or California tax credits. At December 31, 2002, the carrying amount of those investments in real estate was $1.5 million. As of December 31, 2002, the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. The Company is not liable for the debts, liabilities, contracts, or any other obligation of these limited partnerships under the terms of the respective limited partnership agreements. The Company has not completed its analysis to determine the impact to the Company of adopting Interpretation No. 46, which for the Company will be in the third quarter of 2003. However, the Company expects that the adoption will not have a material impact on the Company’s results of operations or financial position. The following table identifies the pertinent details of the three projects as of December 31, 2002 and 2001:

			December 31,
Project Name	% Ownership	Date Acquired	2002 Amount	2001 Amount
	(dollars in thousands)
Liberty	7.1%	Mar-90	$—	$—
Greenview	99.0%	Sep-92	1,400	1,961
Las Brisas	49.5%	Dec-93	84	168

Total			$1,484	$2,129

The method of accounting for the Greenview investment approximates the results if the investment were consolidated. A $1.4 million first deed of trust on the Greenview property is included in accrued expenses and other liabilities on the Company’s consolidated balance sheet. As of December 31, 2002, the cost basis of the project has been fully amortized to coincide with the period of the tax credits. The cost method is used for the investment in Liberty, with the investment being amortized over the remaining period that tax credits will be received. As of December 31, 2001, the Liberty project was fully amortized with a net carrying value of zero. A method approximating the equity method is used for the Las Brisas investment.

Expenses incurred for REI, consisting entirely of the amortization of the investment balances, and included in other expense, were $645,000, $1,697,000 and $1,697,000, for the years ended 2002, 2001 and 2000, respectively.

NOTE 9—OTHER INVESTMENTS

As of December 31, 2002 and 2001, other investments totaled $7.5 million and $11.5 million, respectively. Included in the balance as of December 31, 2002 and 2001 are investments in various venture capital funds which in turn invest in technology companies, amounting to $7.0 million and $8.7 million, respectively. There is no significant contribution or interest in any one fund. Also included in other investments was a 10% equity interest in an aircraft finance trust (“AFT”). In December 2002, management concluded, based primarily on the United Airlines bankruptcy, that the equity interest in AFT was impaired. Accordingly, the then carrying value of the investment was written off to non-interest income in the amount of $2.7 million. As of December 31, 2001 the 10% equity interest in AFT totaled $2.3 million net of a valuation reserve of $3.8 million. The valuation reserve represented 10% of the other comprehensive loss for AFT, which was primarily the result of the implementation of SFAS No. 133.

The equity accounting for the venture capital funds includes the operating results of the fund, together with the unrealized losses on the portfolio of a fund when such unrealized losses are below the cost basis of the fund’s investment. No unrealized gains of an individual fund’s portfolio are recorded.

Finally, included in the category of other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act, totaling $0.5 million as of December 31, 2001 and 2000. Such investments are accounted for by the cost method or equity method, as appropriate.

NOTE 10—DEPOSITS

The Bank obtains deposits primarily through a network of 18 full service branches located in the state of California, primarily, southern California, one full service branch in the state of Washington and two branches in Boston, Massachusetts. The Boston branches were acquired as a result of the acquisition by the Bank of Liberty Bank and Trust consummated in the first quarter of 2002. (Reference also note 22, “Other Matters”, following.) Deposits obtained by the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to a maximum of $100,000 for each depositor.

The following table sets forth the average amount, the ratio to total average deposits and the average rate paid on each of the following deposit categories for the year ended December 31, 2002, 2001 and 2000:

	2002			2001			2000
	Average Amount	Ratio	Weighted Average Rate	Average Amount	Ratio	Weighted Average Rate	Average Amount	Ratio	Weighted Average Rate
	(dollars in thousands)
Deposits
Noninterest-Bearing Demand Deposits	$227,065	11.92%	—%	$195,929	11.45%	—%	$190,863	11.67%	—%
Interest-Bearing Demand Deposits	538,704	28.29	1.43	367,412	21.48	2.00	395,362	24.18	3.53
Saving Deposits	94,552	4.96	1.12	70,897	4.14	1.31	74,324	4.55	2.46
Time Deposits	1,044,182	54.83	2.63	1,076,578	62.93	4.58	974,346	59.60	5.45

Total	$1,904,503	100.00%	2.16%	$1,710,816	100.00%	3.80%	$1,634,895	100.00%	4.77%

The aggregate dollar amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $879.5 million and $920.6 million, respectively.

As of December 31, 2002, the Bank had brokered deposits of $3.9 million, with various maturities, with the last maturity in May 2004. It is not the intent of the Bank to accept brokered deposits in the future.

During 2002 and 2001, the Bank accepted deposits from the State of California. As of December 31, 2002, the deposits had not been renewed. As of December 31, 2001 these deposits totaled $140.0 million. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, the depositors have generally renewed their deposits in the past at their maturity. Accordingly, the Company believes its deposit source to be stable.

Deposits outstanding as of December 31, 2002, mature as follows:

Amount
(in thousands)
Immediately Withdrawable	$882,706
Year Ending December 31:
2003	926,386
2004	93,464
2005	1,461
2006	26
2007	—
2008	100

Total Deposits	$1,904,143

NOTE 11—OTHER BORROWINGS

As of December 31, 2002 and 2001, the Bank had obtained advances from the Federal Home Loan Bank of San Francisco (the “FHLB”) totaling $322.4 million and $252.4 million, respectively. The following relates to these advances as of December 31, 2002 and 2001:

	2002		2001
Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(dollars in thousands)
Within 90 days	$25,000	4.87%	$—	—
91 days to 365 days	170,400	3.78%	25,000	4.93%
> 1-2 years	127,000	4.18%	195,400	3.92%
> 2-3 years	—	—	32,000	5.07%

	$322,400	4.02%	$252,400	4.16%

The advances from the FHLB as of December 31, 2002 and 2001 were collateralized by securities available-for-sale and real estate mortgage loans as well as the required investment in he stock of the FHLB. The approximate carrying value of the securities and loans as of December 31, 2002 and 2001, was $391.2 million and $314.8 million, respectively. The carrying value of the FHLB stock was $18.0 million and $12.6 million, as of December 31, 2002 and 2001, respectively. In addition to collateralizing the advances, the above mentioned securities and loans also collateralized outstanding letters of credit.

The Bank has an available line of credit up to 25% of its assets subject to appropriate collateral. As of December 31, 2002, based on current securities and loans pledged, the Company had $27.2 million of unused line of credit available with the FHLB.

On July 30, 1997, the Company issued, through a public offering, $40 million of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company. The discount is amortized over the 10 years life of the subordinated notes. The notes were not redeemable prior to August 1, 2002. Thereafter, the notes are redeemable, in whole or in part, at the option of the Company at decreasing redemption prices plus accrued interest to the date of redemption. The notes have no sinking fund. The indenture (the “Indenture”) under which the notes are issued does not limit the ability of the Company or its subsidiaries to incur additional indebtedness. The Indenture provides that the Company cannot pay cash dividends or make any other distribution on, or purchase, redeem or acquire its capital stock, except that the Company may (1) declare and pay a dividend in capital stock of the Company and (2) declare and pay dividends, purchase, redeem or otherwise acquire for value its capital stock or make other distributions in cash or property other than capital stock of the Company if the amount of such dividend, purchase or distribution, together with the amount of all previous such dividends, purchases, redemptions and distributions of capital stock after December 31, 1996, would not exceed in the aggregate the sum of (a) $38 million, plus (b) 100% of the Company’s consolidated net income (or minus 100% of the Company’s consolidated net loss, as the case may be), based upon audited consolidated financial statements, plus (c) 100% of the net proceeds received by the Company on account of any capital stock issued by the Company (other than to a subsidiary of the Company) after December 31, 1996. As of December 31, 2002 and 2001, in the opinion of management, the Company was in compliance with all the terms, conditions and provisions of the Indenture.

NOTE 12—INCOME TAXES

Income tax (benefit) expense in the accompanying consolidated statements of income is comprised of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Current Taxes
Federal	$(3,729)	$7,542	$12,974
State	(350)	1,096	5,167

Total	(4,079)	8,638	18,141
Deferred Taxes
Federal	(563)	1,256	3,233
State	(1,375)	(245)	1,326

Total	$(1,938)	$1,011	$4,559

Taxes Credited to Stockholders’ Equity for Exercise of Stock Options	140	4,901	960

Total Provision for Income Taxes per Consolidated Statements of Income	$(5,877)	$14,550	$23,660

Deferred Taxes Charged/(Credited) to Shareholders’ Equity Related to Available-for-Sale Securities	$(2,731)	$1,129	$13,187

Tabulated below are the significant components of the net deferred tax asset (liability) as of December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
	(in thousands)
Components of the Deferred Tax Asset
Deferred Compensation	$1,449	$1,538
Provision for Credit Losses	10,970	9,485
California Franchise Taxes	149	810
Allowance for Other Real Estate Owned	—	177
Other	3,077	1,725

Deferred Tax Asset	15,645	13,735

Components of the Deferred Tax Liability
Discount Accretion	$(1,481)	$(1,479)
Leveraged Leases	(11,820)	(14,352)
Low Income Housing	(9,011)	(6,463)
Unrealized Net Gain on Securities	(8,784)	(6,053)
Other	(710)	(756)

Deferred Tax Liability	(31,806)	(29,103)

Net Deferred Tax (Liability) Asset	$(16,161)	$(15,368)

The Company believes that all deferred tax assets will ultimately be realized. In evaluating the reliability of its deferred tax assets, management has considered income from future operations, the turnaround of deferred tax liabilities and current and prior years’ taxes paid.

A reconciliation of the statutory federal corporate income tax rate to the effective income tax rate on consolidated income before income tax expense follows:

	Percent of Pre-tax Earnings Year Ended December 31,
	2002	2001	2000
Statutory Federal Corporate Income Tax Rate	35.0%	35.0%	35.0%
State Tax, Net of Federal Income Tax Effect	9.4%	2.8%	6.8%
Increase (Decrease) Resulting from:
Low Income Housing Tax Credit	4.2%	–2.8%	–2.9%
Other, net	1.8%	–0.5%	–0.8%

	50.4%	34.5%	38.1%

The Company had a current income tax (payable) receivable of $(1,398,000) and $3,272,000 as of December 31, 2002 and 2001, respectively.

The federal income tax return as filed for the year 1998 is currently being examined by the Internal Revenue Service. The Company does not anticipate any adjustment to the liability as filed.

NOTE 13—EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted (loss)/earnings per share computations for the years as indicated:

	For the Year Ended 2002			For the Year Ended 2001			For the Year Ended 2000
	(loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars in thousands, except per share amount)
(Loss)/Income before Cumulative Effect of a Change in Accounting Principle	$(5,790)			$27,640			$38,476

Basic EPS
(Loss)/Income before Cumulative Effect of a Change in Accounting Principle Available to Common Stockholders	$(5,790)	11,610,000	$(0.50)	$27,640	11,673,000	$2.37	$38,476	11,554,000	$3.33

Effect of Dilutive Securities
Options—Common Stock Equivalents		0	0.00		75,000	(0.01)		259,000	(0.07)

Diluted EPS
(Loss)/Income Before Cumulative Effect of a Change in Accounting Principle Available to Common Stockholders	$(5,790)	11,610,000	$(0.50)	$27,640	11,748,000	$2.36	$38,476	11,813,000	$3.26

As of December 31, 2002, 2001 and 2000, the number of shares of anti-dilutive options were 1,552,700, 1,103,200 and 0, respectively.

NOTE 14—PENDING LITIGATION

Legal Action

In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

NOTE 15—EMPLOYEE BENEFIT PLANS

The Company adopted the 1999 Employee Stock Incentive Plan (the “Plan”) as of April 22, 1999.

The purpose of this plan, is to enable the Company and its subsidiaries to attract, retain and motivate their employees, non-employee directors and consultants by providing for or increasing the proprietary interests of such employees, non-employee directors and consultants in the Company, and, thereby, further align their interests with those of the shareholders of the Company.

On January 26, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission (the “Commission”) to register 2,484,120 shares (the “Shares”) of the Registrant’s Common Stock for issuance pursuant to the Registrant’s 1999 Employee Stock Incentive Plan (the “Plan”), and such indeterminate number of shares as may become available under the Plan as a result of the adjustment provisions thereof. The Shares include (i) 1,000,000 shares, including any shares issuable pursuant to that certain Employment Agreement dated as of January 1, 1998, between the Registrant and Li-Pei Wu (“Mr. Wu”), as amended, (ii) 343,020 shares available for future awards under the Registrant’s Amended and Restated 1988 Stock Option Plan (the

“Prior Plan”) and (iii) up to 1,141,100 shares subject to awards outstanding under the Prior Plan and which subsequently may be forfeited, canceled, or expired without delivery of shares.

As of December 31, 2002, there were options outstanding that included three different vestings as described below:

a)	Options become vested over a four year period and include five vestings. If an option expires without having been exercised, usually two years from date of vesting, the unexercised shares are again available for future grants.

b)	Options become vested on the one year anniversary date of the grant and are exercisable over a ten year period from date of grant. Options with this vesting schedule are granted to non-employee directors.

c)	Options become vested over a four year period and include five vestings. All options expire on the sixth anniversary from date of grant.

As of December 31, 2002, authorized stock option shares were 3,640,000. As of December 31, 2002, options available for future grant were 59,493.

A summary of stock option activity and related option prices for 2002, 2001 and 2000 follows:

	Number of Shares	Weighted Average Option Price	Range of Option Price Per Share
Balance at January 1, 2000	1,198,600	$17.85	$6.59–$31.75

Granted	161,500	$19.32	$18.88–$19.44
Exercised	(161,250)	$18.45	$6.75–$31.75
Forfeited	(10,600)	$21.29	$14.25–$27.13
Expired	(45,000)	$27.01	$14.25–$29.25

Balance at December 31, 2000	1,143,250	$17.59	$6.59–$31.75

Granted	898,000	$32.86	$28.80–$37.56
Exercised	(537,850)	$8.11	$6.59–$29.25
Forfeited	(15,400)	$28.91	$19.44–$37.56
Expired	(25,300)	$31.05	$19.44–$37.56

Balance at December 31, 2001	1,462,700	$30.10	$8.69–$37.56

Granted	154,500	$29.42	$29.40–$29.50
Exercised	(37,400)	$21.53	$8.69–$27.13
Forfeited	(16,800)	$30.28	$19.44–$37.56
Expired	(10,300)	$27.25	$8.69–$37.56

Balance at December 31, 2002	1,552,700	$30.24	$14.25–$37.56

The following table indicated relevant information for all stock options outstanding, as of December 31, 2002:

Exercise Price/Share	Shares	Weighted Average Remaining Contractual Life (in Years)
$14.25	4,100	0.0
15.75	2,000	0.3
27.13	60,800	0.9
31.75	213,000	5.4
25.88	30,000	6.0
23.00	87,500	2.1
18.88	30,000	7.0
19.44	95,200	3.1
36.00	30,000	8.0
37.56	373,400	4.0
28.80	476,000	5.0
29.50	30,000	9.0
29.40	120,700	5.1

Total	1,552,700	4.6 Years

For purposes of the above table, contractual life is defined as the time from balance sheet date to the expiration date of the option contract and may include a period of time during which the option is not vested.

The following table indicates relevant information for all exercisable stock options, as of December 31, 2002:

Exercise Price/Share	Shares
$14.25	4,100
15.75	2,000
27.13	60,800
31.75	213,000
25.88	30,000
23.00	65,000
18.88	30,000
19.44	49,300
36.00	30,000
37.56	150,800
28.80	47,600
29.40	24,500

Total	707,100

As of December 31, 2002, 2001 and 2000, exercisable options were 707,100, 973,100 and 847,150 shares, respectively. The weighted average exercise price for all exercisable stock options as of December 31, 2002, 2001 and 2000 was $29.89, $28.75 and $16.03, respectively.

Employment Agreement

On February 19, 1998 Mr. Li-Pei Wu, Bancorp and the Bank entered into an employment agreement having an effective date of January 1, 1998, (the “Agreement”).

The Agreement provided for an employment term of five (5) years, commencing January 1, 1998, and ending December 31, 2002.

Pursuant to the Agreement, Mr. Li-Pei Wu served as Chairman of the Board of Bancorp and the Bank throughout the entire term of the Agreement, but as Chief Executive Officer of Bancorp and the Bank only through December 31, 2000. On December 31, 2002, Mr. Wu retired as Chairman from the Company and as Chairman and Director of the Bank. In January, 2003, he was elected Chairman Emeritus of the Company and of the Bank.

On February 27, 2001, Mr. Peter Wu, Bancorp and the Bank entered into an employment agreement having an effective date of January 1, 2001. Mr. Peter Wu’s employment agreement provides for, among other things, an annual incentive award. The annual incentive compensation award to be paid to Mr. Peter Wu pursuant to his employment agreement with Bancorp and the Bank is to be computed as follows: (i) one percent (1.0%) of any amount by which the Bank’s tax equivalent income before the Bank’s incentive bonus compensation awards exceeds ten percent (10%) of the net equity of the Bank at the beginning of that fiscal year but does not exceed fifteen percent (15%) of such net equity; and (ii) one and three tenths percent (1.3%) of any amount by which such income exceeds fifteen percent (15%) of such net equity. In addition, Mr. Peter Wu will be entitled to receive from each Bancorp subsidiary (other than the Bank), an incentive compensation award computed in accordance with a formula similar to the one described in the preceding sentence. The total annual incentive compensation award for any year is subject to a maximum dollar limitation of $350,000, except that there will be no such limitation for any year in which the ratio of the Bank’s core earnings to its net equity has increased from that of the year 2000. “Core earnings” for purposes of Mr. Peter Wu’s employment agreement means the tax equivalent income before the Bank’s incentive bonus compensation awards excluding gains and/or losses from securities, warrants and venture capital. Also, unrealized securities gains and/or losses are to be included in the calculation of the Bank’s net equity.

Contingent Stock Option Plan

A contingent stock option plan issued at market is in effect which allows certain key officers of the Bank to purchase up to an aggregate of 320,800 shares, as of December 31, 2002, of the Company’s authorized but unissued common stock at a price of $2.17–$14.25 per share. The stock options may be exercised by the optionee only in the event of certain triggering events, such as a merger, sale or disposition of all of the assets by the Company, or the Bank, or any similar event in which neither the Company nor the Bank is a survivor. Each of the contingent stock options is for a term of indefinite duration, provided, however, said options shall terminate upon the death of the optionee or in the event the optionee ceases to be employed by the Company. A summary of contingent stock option activity and related option prices for 2002, 2001 and 2000 follows:

	Number of Shares	Weighted- Average Option Price	Range of or Option Price Per Share
Balance at January 1, 2000	562,800	$4.31	$1.86–$14.25

Balance at December 31, 2000	562,800	$4.31	$1.86–$14.25

Balance at December 31, 2001	562,800	$4.31	$1.86–$14.25

Cancelled	(242,000)	$1.86	$1.86
Balance at December 31, 2002	320,800	$6.16	$2.17–$14.25

The following table indicates relevant information for all contingent stock options outstanding, as of December 31, 2002:

Exercise Price/Share	Shares
$ 2.17	96,800
6.51	31,460
6.59	48,400
6.61	16,940
6.75	10,000
6.94	50,000
8.13	12,000
8.30	11,000
10.02	24,200
14.25	20,000

Total	320,800

The weighted average exercise price of all the contingent stock options outstanding was $6.16 and $4.31, as of December 31, 2002 and 2001.

There were no contingent stock options that were exercisable as of December 31, 2002.

General Bank 401(k) Plan

In 1988, the Bank established a 401(k) Plan in which all employees of the Bank may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least one year prior to the semi-annual enrollment date. Effective January 1, 2002, employees may contribute up to 50 percent of their annual base salary up to limits established by the Internal Revenue

Service with the Company matching 100 percent of the employee’s contribution up to 5 percent of that employee’s base salary. In 2002, 2001 and 2000, the Bank’s contribution amounted to $513,000, $414,000 and $401,000, respectively.

Executive Incentive Savings Plan

In 1992, the Board of Directors of the Bank authorized an Incentive Savings Plan which replaced the Executive Deferred Compensation Plan established in 1988. Under the plan, if any bonus or profit sharing award is received during the year by any vice president or any officer of the Bank ranking above such position (including officers who are also directors), he or she is allowed to set aside up to 30% of such bonus or profit sharing award received in the payment year, and the Bank will contribute additional funds for each participant to pay the approximate federal income tax for the portion of the bonus or award so set aside. This arrangement is tied to a paid-up life insurance program having investment features and the participant has the right to choose different investment vehicles for the investment of the portion of the bonus or award set aside as described above. The Bank contributed approximately $101,000, $334,000 and $583,000 to this plan in 2002, 2001 and 2000, respectively.

NOTE 16—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are legally binding loan commitments with fixed expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank receives a fee for providing a commitment. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon the extension of credit is based on management’s evaluation. Collateral held varies but may include accounts receivable, inventory, property, equipment and real estate. As of December 31, 2002, the Company’s undisbursed loan commitments amounted to approximately $576.1 million, of which $211.6 million related to construction loans. As of December 31, 2001, the Company’s undisbursed loan commitments amounted to approximately $584.9 million, of which $201.8 million related to construction loans. As of December 31, 2002 and 2001, $123.0 and $127.0 million of loan commitments were related to a program in which the Bank and various other minority-owned banks participate in the granting of credit to large U.S. corporations, all of which are rated A, or better, by one or both of the major rating services at the time of entering into the commitment agreement. All of the commitments are for one year or less. The Company does not anticipate funding in the majority of instances.

In addition to loan commitments, the Company is also committed to meet capital calls to the various partnership interests of GBC Venture Capital, Inc. As of December 31, 2002 and 2001, these undisbursed commitments totaled $4.9 million and $6.7 million, respectively. These amounts are included as part of total undisbursed commitments.

Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. Commercial letters of credit are issued to customers to facilitate foreign or domestic trade transactions. They represent a substitution of the Bank’s credit for the customer’s credit.

The following is a summary of various financial instruments with off-balance sheet risk as of December 31, 2002 and 2001:

	December 31, 2002	December 31, 2001
	(in thousands)
Undisbursed Commitments	$581,939	$592,469
Standby Letters of Credit	32,707	80,091
Bill of Lading Guarantees	528	487
Commercial Letters of Credits	65,709	63,578

As of December 31, 2002, undisbursed loan commitments of $576.1 million include commitments to fund fixed-rate loans and adjustable-rate loans of $18.9 million and $557.2 million, respectively. As of December 31, 2001, undisbursed loan commitments of $584.9 million included commitments to fund fixed-rate loans and adjustable-rate loans of $36.5 million and $548.4 million, respectively.

NOTE 17—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to make such an estimate:

Cash and due from banks

The carrying amount of cash and due from banks is considered fair value.

Federal funds sold and securities purchased under agreements to resell

Outstanding amounts under these categories represented overnight transactions as of December 31, 2002 and 2001 and are considered to be carried at fair value.

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

Warrants

The fair value of warrants meeting the criteria of a derivative instrument as defined by SFAS No. 133 were estimated at the individual warrant level by utilizing the Black-Scholes model.

Deposit liabilities

The fair value of demand deposits, interest bearing demand, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated using the rates the Bank was offering as of December 31, 2002 and 2001, for deposits of similar remaining maturities.

Borrowings from the Federal Home Loan Bank

The fair value of borrowings from the Federal Home Loan Bank is estimated using a discounted cash flow model.

Subordinated debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of subordinated debt.

Accrued interest receivable/payable

Accrued interest receivable and accrued interest payable are considered to be carried at fair value due to their short-term nature.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and Due from Banks	$46,889	$46,889	$33,034	$33,034
Federal Funds Sold & Securities Purchased Under Agreement to Resell	181,000	181,000	90,000	90,000
Securities Available-for-Sale	1,075,697	1,075,697	1,098,989	1,098,989
Trading Securities	1	1	31	31
Warrants	1,688	1,688	1,799	1,799
Loans, net	1,166,499	1,172,983	1,101,633	1,111,436
Accrued Interest Receivable	10,473	10,473	12,436	12,436
Financial Liabilities
Deposits	1,904,143	1,910,603	1,827,927	1,832,041
Borrowing from the Federal Home Loan Bank	322,400	329,893	252,400	256,306
Subordinated Debt	39,400	39,400	39,269	38,469
Accrued Interest Payable	4,823	4,823	5,272	5,272

	2002		2001
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(in thousands)
Off-balance Sheet Financial Instruments
Undisbursed Commitments	$581,939	$6,128	$592,469	$6,087
Standby Letters of Credit	32,707	461	80,091	1,364
Bill of Lading Guarantees	528	3	487	5
Commercial Letters of Credit	65,709	164	63,578	159

NOTE 18—CONDENSED FINANCIAL INFORMATION OF GBC BANCORP (PARENT COMPANY)

Condensed balance sheets as of December 31, 2002 and 2001, follow:

	December 31,
	2002	2001
	(in thousands)
ASSETS
Due From Bank Subsidiary	$156	$253
Investment in Subsidiaries	228,990	227,518
Advance to Bank Subsidiary	13,500	12,000
Other Assets	2,958	7,912

Total Assets	$245,604	$247,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends Payable	$1,395	$1,389
Other Liabilities	707	707
Subordinated Debt	39,400	39,269

Total Liabilities	41,502	41,365
STOCKHOLDERS’ EQUITY
Common stock, No Par Value or Stated Value; 40,000,000 Shares Authorized; 11,619,763 and 11,574,329 Shares Issued and Outstanding at December 31, 2002 and 2001, respectively	75,035	73,789
Retained Earnings	112,754	124,186
Accumulated Other Comprehensive Income	16,313	8,343

Total Stockholders’ Equity	204,102	206,318

Total Liabilities and Stockholders’ Equity	$245,604	$247,683

Condensed statements of operations for the year ended December 31, 2002, 2001 and 2000 follow:

	For the Years Ended December 31,
	2002	2001	2000
	(in thousands)
Interest Income from Bank Subsidiary	$284	$231	$333
Dividends Received from Subsidiaries	5,575	26,795	17,012
Other Income	2	2	—

Total Income	5,861	27,028	17,345
Interest Expense	3,481	3,481	3,481
Non-Interest Expense	460	200	196

Total Expense	3,941	3,681	3,677
Income Before Income Taxes	1,920	23,347	13,668
Benefit for Income Taxes	(1,279)	(1,450)	(1,406)

Income Before Equity in Undistributed (Loss)/Earnings of Subsidiaries	3,199	24,797	15,074
Equity in Undistributed (Loss)/Earnings of Subsidiaries	(8,989)	7,805	23,402

Net (Loss)/Income	$(5,790)	$32,602	$38,476

Condensed statements of cash flows for the year ended December 31, 2002, 2001 and 2000 follow:

	For the Years Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING ACTIVITIES
Net (Loss)/Income	$(5,790)	$32,602	$38,476
Adjustments to Reconcile Net (Loss)/Income to Net Cash Provided by Operating Activities
Accretion of Discount on Subordinated Debt	131	131	131
Net Decrease/(Increase) in Other Assets	5,094	719	231
Equity in Undistributed Earnings (Loss) of Subsidiaries	8,989	(7,805)	(23,402)

Net Cash Provided by Operating Activities	8,424	25,647	15,436

INVESTING ACTIVITIES
Net (Increase)/Decrease of Investment in Subsidiaries	(4,000)	(9,100)	(12,329)

Net Cash (Used in) Provided by Investing Activities	(4,000)	(9,100)	(12,329)

FINANCING ACTIVITIES
Cash Dividends Paid	(5,569)	(5,369)	(4,387)
Proceeds from Exercise of Stock Options and Issuance of Stock	1,105	5,263	5,054
Payment to Repurchase Common Stock	(57)	(17,078)	(3,732)

Net Cash Used in Financing Activities	(4,521)	(17,184)	(3,065)

Net Change in Due from Bank	(97)	(637)	42
Due from Bank at Beginning of Year	253	890	848

Due from Bank at End of Year	156	253	890

Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Year for:
Interest	3,350	3,350	3,350
Income Tax	$(1,450)	$(1,406)	$(1,075)

NOTE 19—REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that as of December 31, 2002 the Bank meets all capital adequacy requirements to which it is subjected.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. Effective January 1, 2003, the Bank was given a risk classification of 1B requiring it to make insurance payments of $0.03 per $100 of insured deposits. (See also Memorandum of Understanding in section following.)

A “well capitalized” institution is one with capital ratios as shown in the following table. As of December 31, 2002, Tier 1 risk based capital, total risk based and leverage ratios for both the Company and the Bank exceeded the “well capitalized” ratio requirements as follows:

	GBC Bancorp		General Bank		Minimum Regulatory Requirements	Well Capitalized Requirements
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1	$180,726	10.51%	$194,206	11.37%	4%	6%
Total	$234,284	13.62%	$215,623	12.62%	8%	10%
Leverage Ratio	$180,726	7.33%	$194,206	7.91%	4%	5%

As of December 31, 2001, Tier 1 risk based capital, total risk based capital and leverage ratios for both the Company and the Bank exceeded the “well capitalized” ratio requirements as follows:

	GBC Bancorp		General Bank		Minimum Regulatory Requirements	Well Capitalized Requirements
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1	$196,227	10.70%	$207,010	11.38%	4%	6%
Total	$258,428	14.09%	$229,766	12.63%	8%	10%
Leverage Ratio	$196,227	8.73%	$207,010	9.25%	4%	5%

The Financial Code of the State of California provides that dividends paid by the Bank in any one year may not exceed the lesser of the Bank’s undivided profits or the net income for the prior three years, less cash distributions to stockholders during such period. As of December 31, 2002, approximately $10.1 million of undivided profits of the Bank are available for dividends to the Company. Such amount is based on the provisions of the MOU, as described below, as of December 31, 2002.

Memorandum of Understanding

As a result of the findings of the regulatory examination of General Bank dated June 10, 2002, General Bank has entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation and the California Department of Financial Institutions (“DFI”). The MOU provides that the Bank shall retain management acceptable to the regulatory authorities and shall maintain a Tier 1 leverage capital ratio of at least 7.5%. As of December 31, 2002, the Bank’s Tier 1 leverage capital ratio was 7.91%. The MOU further provides that the Bank shall not, without prior written consent of the regulatory authorities, pay cash dividends in the event that payment of such dividends will result in noncompliance with this capital ratio. Although the Bank has historically paid such dividends to GBC Bancorp (“GBC”) at the time of payment of GBC’s dividend, as of December 31, 2002, GBC had $13.7 million of cash and a short-term promissory note from General Bank, which is sufficient to pay dividends at the current annual level of $5.6 million per year and $3.4 million of interest on its subordinated debt per year for over a year without receiving a dividend from the Bank. Management does not believe that the MOU will affect the payment of dividends and interest by GBC Bancorp.

The MOU further provides for reductions in the level of classified assets to specified percentages of Tier 1 Capital plus the Allowance for Credit Losses by March 31, 2003 and June 30, 2003. As of December 31, 2002, the Bank had reduced such classified assets to the level required to be achieved by June 30, 2003. The MOU further calls for the timely identification and classification of problem loans, improvement of credit-related analysis and reports, a second review of real estate appraisals, and improvements in the loan underwriting and monitoring processes. Although the examination report found the Bank’s allowance for credit losses to be adequate, management was required to modify the methodology for the size and complexity of the loan portfolio. Bank Secrecy Act policies and procedures were to be improved to eliminate identified deficiencies and a program to reasonably ensure compliance with the requirements for establishing accounts with a W-8 tax-exempt status was to be developed and implemented. Improvements in the documentation and testing of the interest rate risk model were also called for. The Bank has revised its policies, methodologies and procedures as they relate to the credit, Bank Secrecy Act and interest rate risk issues identified in the MOU, and is in the process of implementing them. Among other things, the Bank has initiated employee training and a program to test for the effectiveness of the new policies, methodologies and procedures. Neither the FDIC nor the DFI has yet examined the Bank to test for compliance with the MOU.

As a result of the ratings received by General Bank, GBC Bancorp was no longer eligible to retain its status as a Financial Holding Company (“FHC”). The Company informed the Federal Reserve Bank of San Francisco of its decision to decertify itself as an FHC, effective immediately. GBC Bancorp had not utilized the expanded authorities available as an FHC, and therefore the decertification has no impact on its existing business or on its business strategies.

NOTE 20—OTHER NON-INTEREST EXPENSE

Components of other non-interest expense in excess of 1% of the sum of total interest income and non-interest income for each period were as follows:

	2002	2001	2000
	(in thousands)
Office Supplies and Communication Expense	$1,987	$1,773	$1,730
Professional Services Expense	4,454	2,894	1,933
Real Estate Investment Expense	645	1,697	1,697
Litigation Settlement Expense	—	558	2,410
Other	2,913	2,860	2,370

Total	$9,999	$9,782	$10,140

NOTE 21—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended in 2002
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Interest Income	$37,137	$38,667	$35,498	$35,604
Interest Expense	13,095	13,461	13,316	12,815
Net Interest Income	24,042	25,206	22,182	22,789
Provision for Credit Losses	18,514	39,150	5,500	13,200
(Loss)/Income Before Income Taxes	(4,583)	(12,801)	8,509	(2,792)
Net (Loss)/Income	(2,906)	(8,010)	5,700	(574)
(Loss)/Earnings Per Share—Basic	(0.25)	(0.69)	0.49	(0.05)
(Loss)/Earnings Per Share—Diluted	(0.25)	(0.69)	0.49	(0.05)

	Three Months Ended in 2001
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Interest Income	$39,658	$39,652	$39,197	$36,971
Interest Expense	18,618	17,271	16,437	14,226
Net Interest Income	21,040	22,381	22,760	22,745
Provision for Credit Losses	6,000	1,800	6,000	6,300
Income Before Income Taxes	3,468	14,463	14,885	9,374
Net Income	7,347	8,805	9,764	6,686
Earnings Per Share— Basic	0.62	0.75	0.84	0.58
Earnings Per Share— Diluted	0.61	0.75	0.84	0.58

NOTE 22—OTHER MATTERS

On February 28, 2002, General Bank consummated its purchase of 100% of the outstanding common stock of Liberty Bank and Trust Co. of Boston (“Liberty”). The purchase transaction was accounted for in accordance with SFAS No. 141, “Business Combinations”, at a cost of $11.9 million, gross of cash received. The assets acquired net of cash had a fair value of $ 34,288,000 and the fair value of liabilities assumed was $32,326,000. Goodwill in the amount of $4,515,000 and core deposit premium in the amount of $964,000 were initially recognized in accordance with SFAS No. 141. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The core deposit premium intangible is being amortized over a 5-year period, estimated to be the useful life. The results of the operations of Liberty are included in the Consolidated Financial Statements of the Company from March 1, 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

GBC Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of GBC Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed their method of accounting for derivative instruments and hedging activities in 2001.

/s/    KMPG LLP

Los Angeles, California

January 17, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

GBC Bancorp and Subsidiaries

Los Angeles, California:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows of GBC Bancorp and subsidiaires (“the Company”) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Los Angeles, California

January 19, 2001

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There were no changes in or disagreements with accountants on accounting and financial disclosure during the year 2002.

PART III

Item 10.       Directors and Executive Officers of the Registrant

          The information required by this item, to the extent not included under “Item 4A. Executive Officers of the Registrant” in Part I of this report, will appear in the Corporation’s definitive proxy statement for the 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.       Executive Compensation

          The information required by this item will appear in the 2003 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

          The information required by this item will appear in the 2003 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.       Certain Relationships and Related Transactions

          The information required by this item will appear in the 2003 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the end of the Corporation’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 14.       Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

          Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer.  Based on that evaluation, the chief executive officer and chief financial officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures have been designed and, subject to the qualifications identified below, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As noted in “Regulatory Matters” in Item 7 of Part II, the Company’s subsidiary, General Bank, has entered into a Memorandum of Understanding with its bank regulators, resulting in the adoption of important new policies, methodologies and procedures relating to certain aspects of its business.  These new policies, methodologies and procedures have been and are being implemented, along with a program to test their effectiveness.   In addition, the Company believes that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues, including errors and instances of fraud, if any, within a company have been detected.

b)	Changes in Internal Controls.

          Subsequent to the date of the most recent evaluation of the Company’s internal controls,  except as described in (a) above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules

          Financial statement schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto included in Part II, Items 6, 7 and 8.

(a)(3) Exhibit Index

(b) Reports on Form 8-K:

During the fourth quarter, 2002, no reports on Form 8-K were filed, with the exception of the certifications for 10-Q filings in compliance with Section 906 of Sarbanes-Oxley Act.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GBC Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GBC BANCORP

	/s/ PETER WU		/s/ PETER LOWE

by:	Peter Wu,	by:	Peter Lowe,
	Chairman, President & CEO		Executive Vice President and Chief Financial Officer

	Date: March 24, 2003		Date: March 24, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BERNARD CHEN	Date: March 20, 2003

Bernard Chen, Director

/s/ THOMAS C. T. CHIU	Date: March 20, 2003

Thomas C. T. Chiu, Director

/s/ CHUANG-I LIN	Date: March 20, 2003

Chuang-I Lin, Director

/s/ KO-YEN LIN	Date: March 20, 2003

Ko-Yen Lin , Director

/s/ TING Y. LIU	Date: March 20, 2003

Ting Y. Liu, Director

/s/ JOHN WANG	Date: March 20, 2003

John Wang, Director

Date:

Kenneth C. Wang, Director

/s/ CHIEN-TE WU	Date: March 20, 2003

Chien-Te Wu, Director

/s/ JULIAN WU	Date: March 20, 2003

Julian Wu, Director

Date:

Li-Pei Wu , Director

/s/ PETER WU	Date: March 20, 2003

Peter Wu, Director

/s/ PING C. WU	Date: March 20, 2003

Ping C. Wu, Director

Date:

Chin-Liang Yen, Director

CERTIFICATIONS

I, Peter Wu, certify that:

1.	I have reviewed this annual report on Form 10-K of GBC Bancorp;

2.

Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14, for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ PETER WU, Chairman, CEO and President

(Signature and Title)

CERTIFICATIONS

I, Peter Lowe, certify that:

1.	I have reviewed this annual report on Form 10-K of GBC Bancorp;

2.

Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14, for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ PETER LOWE, EVP & CFO

(Signature and Title)

EXHIBIT INDEX

Exhibit Number	Description	Page Number

3.1	Articles of Incorporation, as amended (incorporated herein by this reference to Exhibit 3.1 on the Company’s Form S-8 Registration Statement, dated January 20, 2000 previously filed with the Commission)	--

3.2	Bylaws (incorporated herein by this reference to Exhibit 3.2 on the Company’s Form S-8 Registration Statement dated January 20, 2000 previously filed with the Commission)	--

10.1	Lease for ground floor space at 23326 Hawthorne Boulevard, Suite 100, Torrance, California (incorporated herein by this reference to Exhibit 10.2 on the Company’s Form 8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987)	--

10.2	Lease for ground floor space at 1420 East Valley Boulevard., Alhambra, California (incorporated herein by this reference to Exhibit 10.6 on the Company’s Form 8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987)	--

10.3	Lease for ground floor space at 17271 Gale Ave., City of Industry, California (incorporated herein by this reference to Exhibit 10.7 on the Company’s Form 10-K for the year ended December 31, 1988)	--

10.4	1988 Stock Option Plan (incorporated herein by this reference to Exhibit 10.1 on the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988)	--

10.5	Lease for ground floor space at 4010 Barranca Parkway, Irvine, California (incorporated herein by this reference to Exhibit 10.11 on the Company’s Form 10-K for the year ended December 31, 1989)	--

10.6	Lease for ground floor space at 4688 Convoy Street, San Diego, California (incorporated herein by this reference to Exhibit 10.12 on the Company’s Form 10-K for the year ended December 31, 1989)	--

10.7	Lease for ground floor space at 701 S. Atlantic Boulevard, Monterey Park, California (incorporated herein by this reference to Exhibit 10.13 on the Company’s Form 10-K for the year ended December 31, 1990)	--

10.8	Lease for ground floor space at 2783 S. Diamond Bar Boulevard, Suite 8-B, Diamond Bar, California (incorporated herein by this reference to Exhibit 10.11 on the Company’s Form 10-K for the year ended December 31, 1991)	--

10.10

Board of Directors resolutions adopted on February 6, 1992, with respect to the GBC Bancorp Amended and Restated 1988 Stock Option Plan, which, among other things, authorize the grant of incentive stock options, eliminate certain limitations on the vesting and exercisability, and increase the maximum number of shares that

	may be issued thereunder (incorporated herein by this reference to Exhibit 10.14 on the Company’s Form 10-K for the year ended December 31, 1991)	--

10.11	GBC Bancorp Amended and Restated 1988 Stock Option Plan, as Exhibit 28.1 to Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 22, 1992, Registration Number: 33-47452	--

10.12	Lease for ground floor space at 1139 West Huntington Drive, Arcadia, California (incorporated herein by this reference to Exhibit 10.16 on the Company’s Form 10-K for the year ended December 31, 1993)	--

10.13	Lease for ground floor space at 2263 N. Tustin Avenue, Orange, California (incorporated herein by this reference to Exhibit 10.17 on the Company’s Form 10-K for the year ended December 31, 1993)	--

10.14	Lease for office building space for ground and second floors and 14th and 15th floors located at 800 West 6th Street, Los Angeles, California (incorporated herein by this reference to Exhibit 10.19 on the Company’s Form 10-K for the year ended December 31, 1993)	--

10.15	Sublease for ground floor office building space at 1420 East Valley Boulevard, Alhambra, California (incorporated herein by this reference to Exhibit 10.21 on the Company’s Form 10-K for the year ended December 31, 1994)	--

10.16	Addendum to standard office lease at 4010 Barranca Parkway, Irvine, California (incorporated herein by this reference to Exhibit 10.22 on the Company’s Form 10-K for the year ended December 31, 1994)	--

10.17	Lease for ground floor office building space at 9045 Corbin Avenue, Northridge, California (incorporated herein by this reference to Exhibit 10.23 on the Company’s Form 10-K for the year ended December 31, 1994)	--

10.18	Lease for office building space on first and second floors located at 10001 N. De Anza Boulevard, Cupertino, California (incorporated herein by this reference to Exhibit 10.24 on the Company’s Form 10-K for the year ended December 31, 1994)	--

10.19	Lease agreement for office building space on ground floor located at 520 South El Camino Real, San Mateo, California (incorporated herein by this reference to Exhibit 10.25 on the Company’s Form 10-K for the year ended December 31, 1994)	--

10.20	Lease agreement for office building space on ground floor located at 47000 Warm Springs Boulevard, Fremont, California (incorporated herein by this reference to Exhibit 10.26 on the Company’s Form 10-K for the year ended December 31, 1994)	--

10.23	Employment Agreement among the Company, the Bank and Li-Pei Wu, dated February 19, 1998, (incorporated herein by this reference to Exhibit 10 on the Company’s Form 8-K dated February 19, 1998 previously filed with the Commission.)	--

10.24	Amendment to Employment Agreement among the Company, the

	Bank and Li-Pei Wu, dated March 19, 1998, (incorporated herein by this reference to Exhibit 10.1 on the Company’s Form 8-K (Amendment) dated March 23, 1998 previously filed with the Commission.)	--

10.25	GBC Bancorp 1999 Employee Stock Incentive Plan (incorporated herein by this reference to Exhibit 99.1 to Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 26, 2000, file number: 333-95381)	--

10.26	Employment Agreement among the Company, the Bank and Peter Wu, dated February 27, 2001 (Incorporated herein by this reference to Exhibit 10.26 on the Company’s Form 10-K for the year for the year ended December 31, 2000)	--

11	Computation of Per Share Earnings	p.

12	Computation of Ratio of Earnings to Fixed Charges	p.

21	Subsidiaries of GBC Bancorp	p.

23.1	Consent of KPMG LLP	p.

23.2	Consent of Deloitte & Touche LLP	p.