Form 10-Q
period 2003-03-31
GBC BANCORP
filed 2003-05-15
CIK 351710

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003 Commission file number 0-16213

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

Yes X No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act.)

Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common stock, no par value, 11,557,562 shares issued and outstanding as of March 31, 2003.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION .............................................................	3

Item 1.	Financial Statements ..............................................................................	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .........................................................................................	16

Item 3.	Qualitative and Quantitative Disclosure about Market Risk ......................	37

Item 4.	Controls and Procedures .......................................................................	39

PART II -	OTHER INFORMATION ......................................................................	41

Item 1.	Legal Proceedings ..................................................................................	42

Item 2.	Changes In Securities .............................................................................	42

Item 3.	Default Upon Senior Securities ..............................................................	42

Item 4.	Submission Of Matters To A Vote Of Securities Holders .....................	42

Item 5.	Other Information ...................................................................................	42

Item 6.	Exhibits And Reports On Form 8-K ......................................................	42

	SIGNATURES .......................................................................................	43

	Certifications ..........................................................................................	44

PART I - FINANCIAL INFORMATION




GBC Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(Dollars In Thousands)	2003	2002
ASSETS
<s>	<c>	<c>
Cash and Due From Banks	$ 39,326	$ 46,889
Federal Funds Sold and Securities Purchased Under Agreements to Resell	146,500	181,000
Cash and Cash Equivalents	185,826	227,889

Securities Available-for-Sale at Fair Value (Amortized Cost of $1,028,045 at
March 31, 2003 and $1,050,600 at December 31, 2002 , respectively)	1,051,092	1,075,697
Trading Securities	1	1
Loans and Leases	1,260,672	1,198,628
Less: Allowance for Credit Losses	(27,635)	(25,534)
Deferred Loan Fees	(6,106)	(6,595)

Loans and Leases, net	1,226,931	1,166,499
Bank Premises and Equipment, net	5,967	6,286
Due From Customers on Acceptances	9,020	6,525
Real Estate Held for Investment	1,463	1,484
Other Investments	6,821	7,509
Accrued Interest Receivable and Other Assets	20,060	18,854

Total Assets	$ 2,507,181	$ 2,510,744

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand	$ 250,056	$ 251,197
Interest Bearing Demand	534,262	543,969
Savings	94,795	87,540
Time Deposits of $100,000 or More	883,377	879,494
Other Time Deposits	151,072	141,943

Total Deposits	1,913,562	1,904,143

Federal Funds Purchased and Securities Sold Under Repurchase
Agreements	4,500	-
Borrowings from the Federal Home Loan Bank	297,400	322,400
Subordinated Debt	39,432	39,400
Acceptances Outstanding	9,020	6,525
Liability on Securities Awaiting Settlement	-	5,157
Accrued Expenses and Other Liabilities	37,431	29,018

Total Liabilities	2,301,345	2,306,643

Stockholders' Equity
Common Stock, No Par or Stated Value;
40,000,000 Shares Authorized; 11,557,562 shares (net of 79,001 shares held in trust) at March 31, 2003 and 11,540,762 shares (net of 79,001
shares held in trust) at December 31, 2002	73,265	72,932
Retained Earnings	115,498	112,774
Accumulated Other Comprehensive Income	14,970	16,292
Deferred Compensation	2,103	2,103

Total Stockholders' Equity	205,836	204,101

Total Liabilities and Stockholders' Equity	$ 2,507,181	$ 2,510,744
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC Bancorp and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
(In Thousands, Except Per Share and Share Data)	2003	2002
<s>	<c>	<c>
INTEREST INCOME
Loans and Leases, Including Fees	$ 19,729	$ 19,825
Securities Available-for-Sale	11,084	16,917
Federal Funds Sold and Securities
Purchased under Agreements to Resell	489	392
Other	3	3

Total Interest Income	31,305	37,137

INTEREST EXPENSE
Interest Bearing Demand	1,240	1,843
Savings	159	291
Time Deposits of $100,000 or More	5,676	6,497
Other Time Deposits	756	941
Federal Funds Purchased and Securities
Sold under Repurchase Agreements	2	3
Borrowings from the Federal Home Loan Bank	3,080	2,649
Subordinated Debt	871	871

Total Interest Expense	11,784	13,095

Net Interest Income	19,521	24,042
Provision for Credit Losses	4,618	18,514

Net Interest Income after Provision
for Credit Losses	14,903	5,528

NON-INTEREST INCOME
Service Charges and Commissions	1,730	1,774
Trading Account Revenue	-	19
Expense from Other Investments	(783)	(3,363)
Other	30	67

Total Non-Interest Income	977	(1,503)

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,244	5,032
Occupancy Expense	1,010	960
Furniture and Equipment Expense	639	900
Net Other Real Estate Owned Income	-	(25)
Other	2,500	1,645
Change of Fair Value of Derivatives	257	96
Total Non-interest Expense	9,650	8,608

Income/(Loss) before Income Taxes	6,230	(4,583)
Provision/(Benefit) for Income Taxes	2,110	(1,677)
Net Income/(Loss)	4,120	(2,906)

Net Income/(Loss)
Basic	$ 0.35	$ (0.25)
Diluted	0.35	(0.25)
Weighted Average Basic Shares Outstanding	11,627,801	11,589,833
Weighted Average Diluted Shares Outstanding	11,641,486	11,589,833
See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC Bancorp and Subidiaries
Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income
(Unaudited)
(In Thousands, Except per Share Amounts)						Accumulated
						Other		Total
		Common Stock		Retained	Deferred	Comprehensive	Comprehensive	Stockholders'
	Shares		Amount	Earnings	Compensation	Income (Loss)	Income (Loss)	Equity
<s>	<c>	<c>	<c>	<c>	<c>	<c>	<c>	<c>
Balance at December 31, 2000	11,558		$ 62,054	$ 114,266	$ 1,571	$ 9,891		$ 187,782

Comprehensive Income
Net Income for the year				32,602			$ 32,602	32,602
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance						630	630	630
Net Changes in Investment Valuation Allowance						(2,188)	(2,188)	(2,188)
Net Changes in Foreign Currency Translation Adjustments						(1)	(1)	(1)
Comprehensive Income							$ 31,043
Stock Held by Executive Obligation Trust	(26)		(903)		903			-
Stock Issuance	563		5,264					5,264
Tax Benefit-Stock Options Exercised			4,901					4,901
Stock Repurchase	(618)			(17,077)				(17,077)
Cash Dividend- $0.48 per Share				(5,595)				(5,595)

Balance at December 31, 2001	11,477		$ 71,316	$ 124,196	$ 2,474	$ 8,332		$ 206,318
Comprehensive Income
Net Loss for the year				(5,790)			$ (5,790)	(5,790)
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance						5,782	5,782	5,782
Net Changes in Investment Valuation Allowance						2,188	2,188	2,188
Net Changes in Foreign Currency Translation Adjustments						(10)	(10)	(10)
Comprehensive Income							$ 2,170
Stock Held by Executive Obligation Trust	18		371		(371)			-
Stock Issuance	48		1,105					1,105
Tax Benefit-Stock Options Exercised			140					140
Stock Repurchase	(2)			(57)				(57)
Cash Dividend- $0.48 per Share				(5,575)				(5,575)

Balance at December 31, 2002	11,541		$ 72,932	$ 112,774	$ 2,103	$ 16,292		$ 204,101
Comprehensive Income
Net income for the period				4,120			$ 4,120	4,120
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance						(1,332)	(1,332)	(1,332)
Net Changes in Investment Valuation Allowance						-	-	-
Net Changes in Foreign Currency Translation Adjustments						10	10	10
Comprehensive Income							$ 2,798
Stock Issuance	17		312					312
Tax Benefit-Stock Options Exercised			21					21
Stock Repurchase				-				-
Cash Dividend- $0.12 per Share				(1,396)				(1,396)

Balance at March 31, 2003	11,558		$ 73,265	$ 115,498	$ 2,103	$ 14,970		$ 205,836

							For the Three Months	For the Year
Disclosure of Reclassification Amount:							Ended 03/31/2003	Ended 12/31/2002

Net Change of Unrealized Gains (Losses) Arising During Period, Net of Tax
Expense (Benefit) of (966) and $8,971 in 2003 and 2002, respectively.							$ (1,332)	$ 12,365
Less: Reclassification Adjustment for Gains Included in Net Loss, Net of Tax of $4,776 in 2002.							-	(6,583)
Net Change of Unrealized (Losses) Gains on Securities, Net of Tax (Benefit)
Expense of ($966) and $4,195 in 2003 and 2002, respectively.							$ (1,332)	$ 5,782

See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC Bancorp and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
	For the Three Months Ended March 31,
(In Thousands)	2003	2002
<s>	<c>	<c>
OPERATING ACTIVITIES
Net Income/(Loss)	$ 4,120	$ (2,906)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation	373	359
Net Amortization of Premiums on Securities	3,061	509
Accretion of Discount on Subordinated Notes	32	32
Writedown on Real Estate Held for Investment	21	161
Provision for Credit Losses	4,618	18,514
Amortization of Deferred Loan Fees	(1,473)	(1,368)
Equity in Losses from Other Investments, Net	771	3,359
Gain on Sale of Other Real Estate Owned	-	(7)
Change of Fair Value of Derivative Instruments	257	96
Net Increase in Trading Securities	-	28
Net (Increase)/Decrease in Accrued Interest Receivable and Other Assets	(1,463)	511
Net Increase/(Decrease) in Accrued Expenses and Other Liabilities	4,005	(7,591)

Net Cash Provided by Operating Activities	14,322	11,697

INVESTING ACTIVITIES
Purchases of Securities Available-for-Sale	(140,686)	(263,209)
Proceeds from Maturities of Securities Available-for-Sale	160,180	125,962
Net Increase in Loans and Leases	(63,577)	(36,399)
Purchase of Equity Interest in Limited Partnerships	(83)	(190)
Proceeds from Sales of Other Real Estate Owned	-	52
Purchases of Premises and Equipment	(54)	(626)
Proceeds from Sale/Disposal of Premises and Equipment	-	150
Purchase of Liberty Bank & Trust Net of Cash Acquired	-	(1,962)

Net Cash Used by Investing Activities	(44,220)	(176,222)

FINANCING ACTIVITIES
Net (Decrease)/Increase in Demand, Interest Bearing Demand and Savings Deposits	(3,593)	104,101
Net Increase/(Decrease) in Time Deposits	13,012	(9,591)
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements
to Repurchase	4,500	15,500
Borrowings from the Federal Home Loan Bank	-	21,000
Repayment of Federal Home Loan Bank	(25,000)	-
Repurchase of Company Stock	-	(57)
Cash Dividends Paid	(1,396)	(1,166)
Proceeds from Exercise of Stock Options/Sale of Stock	312	662
Issuance of Stock Held by Executive Obligation Trust	-	100
		`
Net Cash (Used)/Provided by Financing Activities	(12,165)	130,549

Net Change in Cash and Cash Equivalents	(42,063)	(33,976)
Cash and Cash Equivalents at Beginning of Period	227,889	123,034

Cash and Cash Equivalents at End of Period	$ 185,826	$ 89,058

Supplemental Disclosures of Cash Flow Information
Cash Paid During This Period for
Interest	$ 11,286	$ 13,660
Income Taxes	412	9

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned at Fair Value	$ -	$ 45

See Accompanying Notes to Unaudited Consolidated Financial Statements






Supplemental Disclosure for Acquisition of Liberty Bank & Trust

For the Three Months ended
March 31, 2002
Assets Acquired:
<s>	<c>
Securities Available-for-Sale	$ 6,476
Loans and Leases	21,667
Premises and Equipment	171
Accrued Interest Receivable and Other Assets	495
Goodwill	4,515
Core Deposit Premium Intangible	964
34,288
Liabilities Assumed:
Deposits	32,240
Accrued Interest and Other Liabilities	86
32,326

Cash Paid for Common Stock, net of Cash Acquired	$ 1,962

See Accompanying Notes to Unaudited Consolidated Financial Statements



GBC Bancorp and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant balance sheet items which could be materially affected by such estimates include loans and leases, which are presented net of the allowance for credit losses, the valuation for other real estate owned, the estimated residual value of leveraged leases and the tax benefits from the real estate investment trust subsidiary.

  The financial statements include the accounts of GBC Bancorp ("Bancorp"), its wholly owned subsidiaries, GBC Venture Capital, Inc. ("VC") and General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., GBC Trade Services, Asia Limited and GB Capital Trust II. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

  Commitments and Contingencies

  In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements.

  The following is a summary of the Company's commitments and contingencies as of March 31, 2003 and December 31, 2002:




	March 31,	December 31,
(In Thousands)	2003	2002
<s>	<c>	<c>
Undisbursed Commitments	$581,750	$581,939
Standby Letters of Credit	34,473	32,707
Bill of Lading Guarantees	995	528
Commercial Letters of Credit	65,733	65,709



  Pending Litigation

  In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

  Earnings (Loss) Per Share

  Basic earnings / (loss) per share is determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. In the event of a loss from operations, no common stock equivalents are included in the computation of the diluted loss per share. The following table sets forth basic and diluted earnings/(loss) per share calculations:




	Three Months Ended March 31,
	2003	2002

(In Thousands Except per Share Data)
<s>	<c>	<c>
Net Income (Loss)	$ 4,120	($2,906)
Weighted-average Shares:
Basic Shares Outstanding	11,628	11,590
Dilutive Effect of Equivalent Shares	13	-
Dilutive Shares Outstanding	11,641	11,590
Earnings/(Loss) per Share- Basic	$0.35	($0.25)
Earnings/(Loss) per Share- Diluted	$0.35	($0.25)



  The average anti-dilutive equivalent shares outstanding for the three months ended March 31, 2003 and 2002 were 1,367,496 and 1,573,050, respectively. Equivalent shares represent options to purchase Company stock.

  Quarterly Dividends

  On February 25, 2003, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share payable on or about April 15, 2003 to shareholders of record on March 31, 2003. Please see also Note 7, Regulatory Matters, below.

  Recent Accounting Developments

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial statements.

  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

  In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of the Interpretation did not have a material effect on the Company's financial statements.

  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for periods ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. As of March 31, 2003, the Company owned interests in two limited partnerships, for which it is reasonably possible that the limited partnerships may be construed to be variable interest entities subject to consolidation under Interpretation No. 46. Both of these investments were formed for the purpose of investing in low-income housing projects, which qualify for federal low-income housing tax credits and/or California tax credits. At March 31, 2003, the carrying amount of those investments in real estate was $1.5 million. As of March 31, 2003, the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. The Company is not liable for the debts, liabilities, contracts, or any other obligation of these limited partnerships under the terms of the respective limited partnership agreements. The Company has not completed its analysis to determine the impact to the Company of adopting Interpretation No. 46, which for the Company will be in the third quarter of 2003. However, the Company expects that the adoption will not have a material impact on the Company's results of operations or financial position.

  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

  Regulatory Matters

  As a result of the findings of the regulatory examination of General Bank dated June 10, 2002, General Bank has entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation and the California Department of Financial Institutions ("DFI"). The MOU provides that the Bank shall retain management acceptable to the regulatory authorities and shall maintain a Tier 1 leverage capital ratio of at least 7.5%. As of March 31, 2003, the Bank's Tier 1 leverage capital ratio was 8.09%. The MOU further provides that the Bank shall not, without prior written consent of the regulatory authorities, pay cash dividends in the event that payment of such dividends would result in noncompliance with this capital ratio. Although the Bank has historically paid such dividends to GBC Bancorp ("GBC") at the time of payment of GBC's dividend, as of March 31, 2003, GBC had $14.2 million of cash and a short-term promissory note from General Bank, which is sufficient to pay dividends at the current annual level of $5.6 million per year and $3.4 million of interest on its subordinated debt per year for over a year without receiving a dividend from the Bank. Management does not believe that the MOU will affect the payment of dividends and interest by GBC Bancorp.

  The MOU further provides for reductions in the level of classified assets to specified percentages of Tier 1 Capital plus the Allowance for Credit Losses by March 31, 2003 and June 30, 2003. As of March 31, 2003, the Bank had reduced such classified assets to the level required to be achieved by June 30, 2003. The MOU further calls for the timely identification and classification of problem loans, improvement of credit-related analysis and reports, a second review of real estate appraisals, and improvements in the loan underwriting and monitoring processes. Although the examination report found the Bank's allowance for credit losses to be adequate, management was required to modify the methodology for the size and complexity of the loan portfolio. Bank Secrecy Act policies and procedures were to be improved to eliminate identified deficiencies and a program to reasonably ensure compliance with the requirements for establishing accounts with a W-8 tax-exempt status was to be developed and implemented. Improvements in the documentation and testing of the interest rate risk model were also called for. The Bank has revised its policies, methodologies and procedures as they relate to both the credit and Bank Secrecy Act issues identified in the MOU. Among other things, the Bank has initiated employee training and a program to test for the effectiveness of the new policies, methodologies and procedures. Neither the FDIC nor the DFI has yet examined the Bank to test for compliance with the MOU.

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

  Accounting for Stock-Based Compensation

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

  The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for the fair value of the options granted in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income / (loss) and earnings / (loss) per share ("EPS") for the indicated periods would have been changed to the pro forma amounts indicated below:




For The Three Month Ended March 31,
(In Thousands, Except Per Share Data)	2003	2002

Net Income/(Loss) as Reported	$ 4,120	$ (2,906)
<s>	<c>	<c>
Stock-based Employee Compensation Expense
determined under fair value based method,
net of related tax effects	244	243
Pro Forma Net Income/(Loss)	$ 3,876	$ (3,149)

Earnings/(Loss) per share as Reported - Basic	$ 0.35	$ (0.25)
Earnings/(Loss) per shareas Reported - Diluted	$ 0.35	$ (0.25)

Pro Forma Earnings/(Loss) per share - Basic	$ 0.33	$ (0.27)
Pro Forma Earnings/(Loss) per share - Diluted	$ 0.33	$ (0.27)



  The Black-Scholes model was utilized for purposes of the option pricing. The volatility of 40.1% and 39.3%, for the options granted in 2003 and 2002, respectively, was based on historical weekly closing prices and historical annual dividend rates. The expected life of the options ranged from 1 month to 10 years. The annualized dividend yield was 1.99% and 2.48% for 2003 and 2002, respectively. The risk-free interest rate, which is based on the treasury bill/note rate, was 1.19% and 1.70% for options granted during 2003 and 2002, respectively. The weighted average fair value at date of grant for options granted during 2003 and 2002, was $3.39 and $5.89, respectively.

  Subsequent Events

On May 7, 2003, the Company announced the signing of a merger agreement with Cathay Bancorp, Inc. ("Cathay"). The transaction is valued at approximately $450 million, or $37.95 per share of Company stock, based on information available on May 6, 2003. The per share value is based on the Company's 11,636,563 shares outstanding as of March 31, 2003, adjusted for assumptions the Company has made concerning the expected exercise of stock options (including the shares cancelled for cashless exercise or shares withheld for taxes) and taking into account the agreement by Peter Wu, Chairman, President and Chief Executive Officer, to forfeit some of his contingency stock options, which is discussed below. While the Company believes that these assumptions are reasonable, there can be no assurance that the ultimate number of shares will not exceed that used in making the per share value calculation. If the transaction is completed, the Company's shareholders will receive, in the aggregate, 6,750,000 shares of Cathay stock and $162.4 million in cash. Based on the value of Cathay stock on May 6, 2003, the aggregate consideration would consist of approximately 64% in Cathay stock and approximately 36% in cash. Under the merger agreement, GBC Bancorp will merge into Cathay, the name of which will be changed to Cathay General Bancorp, and General Bank will merge into Cathay's wholly-owned subsidiary, Cathay Bank.

In addition to the triggering of the contingency options, upon signing of the agreement and plan of merger with Cathay Bancorp, the Company's option grants were modified under certain conditions to accelerate vesting, allow for cashless exercise, and effect other changes, some of which lapse at the merger date.  The impact to the Company's financial statements of these modifications is that additional non-cash compensation charges will be required to be expensed with an offsetting amount recorded directly to increase stockholder's equity in the pre-merger period.  While these charges are non-cash, they will materially impact the Company's results of operations and will be recorded beginning in the second quarter.  These charges continue to be adjusted based on the Company's stock price until the earlier of option exercises or the merger date.

Completion of the merger is subject to shareholder and regulatory approvals and customary closing conditions. Accordingly, there can be no assurance that the merger will be completed or that it will be completed in the expected time period.

On May 7, 2003, the Company filed a press release announcing the transaction and the merger agreement as exhibits to its current report on Form 8-K. Those documents contain more detailed information about the terms and conditions of the transaction.

On May 5, 2003, Peter Wu agreed to forfeit certain contingency stock options with a value, determined immediately prior to the closing of the merger, of $1,000,000. This forfeiture is effective only if the merger with Cathay is consummated. In addition, in exchange for the right to exercise their options on a cashless basis, certain holders of contingency stock options have agreed to forfeit the right to exercise their options during a 45-day period following the closing. This forfeiture is also effective only if the merger with Cathay is consummated. For more information relating to the contingency stock options, please see our proxy statement for the 2003 shareholders meeting filed with the SEC and the exhibits to this Form 10-Q.

In April, 2003, a settlement of litigation was entered into whereby the Bank will receive approximately $1.1 million in the second quarter of 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for credit losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based upon the evaluation of the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrower's ability to repay, as described in "Allowance for Credit Losses", below.

Accounting for derivatives is in compliance with SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The judgments and assumptions used by management to value derivatives are based on the most recent information available and other factors which are believed to be reasonable under the circumstances.

OVERVIEW

For the quarter ended March 31, 2003, the net income totaled $4,120,000, or $0.35 diluted earnings per share, compared to a net loss of $2,906,000, or $0.25 diluted loss per share for the first quarter of 2002.

The $7,026,000 increase of net income was primarily the result of a $13,896,000 reduction of the provision for credit losses. Non-interest income also reflected an increase of $2,480,000 due mainly to a $3 million write-down of the Bank's investment in the carrying value of the Aircraft Finance Trust ("AFT") during the quarter ended March 31, 2002. Partially offsetting the above was a $4,521,000 reduction of net interest income, due mainly to declining margins, and a $1,042,000 increase of non-interest expense.

The annualized return (loss) on average assets ("ROA") for the Company was 0.67% and (0.48)% for the quarters ended March 31, 2003 and 2002, respectively. The annualized return (loss) on average stockholders' equity ("ROE") for the quarters ended March 31, 2003 and 2002 was 8.01% and (5.59)%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

For the quarters ended March 31, 2003 and 2002, net interest income before the provision for credit losses was $19,521,000 and $24,042,000, respectively, representing a decrease of $4,521,000, or 18.8%. The reduction was due to the decline of the net interest margin to 3.24% from 4.08% the corresponding period of a year ago.

Interest Income

Total interest income for the quarter ended March 31, 2003 was $31,305,000 compared to $37,137,000 for the corresponding period of a year ago. The decrease of $5,832,000, or 15.7%, was related to the decline of the yield on earning assets. For the quarters ended March 31, 2003 and 2002, the yield was 5.19% and 6.30%, respectively. All categories of interest earning assets declined, resulting from the decline of the daily average prime rate and of money market rates. For the quarters ended March 31, 2003 and 2002, the daily average prime rate of interest was 4.25% and 4.75%, respectively, representing a 50 basis point decrease. The following table displays the yield decline for the various categories of interest earning assets comparing the quarters ended March 31, 2003 and 2002:




Category of Interest Earning Assets	Decline for the Quarter Ended
3/31/03 vs 3/31/02
<s>	<c>
Loans and Leases	0.41%
Securities	1.78%
Federal Funds Sold & Securities Purchased under Agreements to resell	0.52%



The 41 basis point decline of the yield on loans and leases is mainly a function of the decline of the prime rate. The 178 basis point decline of the yield on securities is the result of high prepayments received on mortgage-backed securities, the proceeds of which are invested at lower reinvestment rates. Also, during the second quarter of 2002, there were sales of securities from the available-for-sale portfolio with a book value of $206.2 million with related gains on sale totaling $10,127,000. The yield on federal funds sold and securities purchased under agreements to resell declined to 1.34% from 1.86% for the quarter ended March 31, 2003 and 2002, respectively, mirroring the decline of the above-referenced average prime rate.

The downward pressure on the yield on earning assets exerted by the above was partially mitigated by the change in the composition of average earning assets. For the quarters ended March 31, 2003 and March 31, 2002, average loans and leases, the highest yielding interest earning asset, represented 50.0% and 48.3%, respectively, of total average earning assets. For the quarters ended March 31, 2003 and 2002, the average balance of federal funds sold and securities purchased under agreements to resell, the lowest yielding interest earning asset, was 6.1% and 3.6% respectively, of total average earning assets.

The impact of the declining yields on interest income was partially offset by a $54.6 million growth of average interest earning assets to $2,447.0 million from $2,392.4 million for the quarter ended March 31, 2003 and 2002, respectively. The growth of average interest earning assets was comprised of increases of $68.1 million and $62.7 million of loans and leases and federal funds sold and securities purchased under agreements to resell, respectively, offset by a decrease of $76.2 million in securities.

Interest Expense

Total interest expense for the quarter ended March 31, 2003 was $11,784,000 compared to $13,095,000 for the corresponding period of a year ago. The decrease of $1,311,000, or 10.0%, was due to the decrease of the cost of funds from 2.69% for the quarter ended March 31, 2002 to 2.39% for the quarter ended March 31, 2003. The 30 basis point decrease of the cost of funds was primarily the result of the decline of deposit rates caused by the decrease of the prime rate of interest, as discussed above. For the quarters ended March 31, 2003 and 2002, average rates paid on interest-bearing deposits were 1.92% and 2.31%, respectively, representing a 39 basis point decline. The 9 basis point difference between the decline of the cost of funds and the deposit rates paid was mainly due to the $54.3 million, or 21.3%, increase of average borrowings from the Federal Home Loan Bank, a more expensive source of funds than the Bank's deposit products. The interest paid on average borrowings from the FHLB was 4.04% and 4.22% for the quarters ended March 31, 2003 and 2002, respectively. The average balance of interest-bearing deposits was $1,651.7 million and $1,682.1 million for the quarters ended March 31, 2003 and 2002, respectively.

Partially offsetting the impact of the decrease of the cost of funds was the growth of average interest-bearing liabilities. For the quarters ended March 31, 2003 and 2002, average interest bearing liabilities were $2,000.6 million and $1,976.8 million, respectively, representing a $23.8 million, or 1.2% growth. A $54.3 million increase in average borrowings from the Federal Home Loan Bank was partially offset by a $30.4 million net decrease of average interest-bearing deposits. This decrease was the result of the non-renewal of deposits from the state of California. These deposits, included in time deposits of $100,000 or more, had an average balance of $140 million during the quarter ended March 31, 2002. There were no such deposits with the Bank during the quarter ended March 31, 2003. Excluding the state of California deposits, the average balance of time deposits of $100,000 or more increased $105.6 million from the quarter ended March 31, 2002 to the quarter ended March 31, 2003.

For the quarters ended as indicated, the average balance and rates paid for the interest-bearing deposit categories were as follows (dollars in thousands):




	For the Quarter Ended March 31
	2003	2002
<s>	<c>	<c>
Interest-bearing demand - Average balance	$ 528,368	$ 508,516
Rate	0.95%	1.47%

Savings - Average balance	90,693	100,605
Rate	0.72%	1.17%

Time deposits of $100,000 or more - Average balance	887,500	921,875
Rate	2.59%	2.86%

Other time deposits - Average balance	145,121	151,121
Rate	2.12%	2.53%



The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, decreased to 2.80% for the quarter ended March 31, 2003 from 3.61% for the corresponding period of a year ago and is due to the difference in the reduction of the cost of funds compared to the reduction of the yield on earning assets.

The net interest margin, defined as the annualized difference between interest income and interest expense divided by average interest-earning assets, decreased 84 basis points to 3.24% for the quarter ended March 31, 2003, from 4.08% for the corresponding period of a year ago. The decline of the net interest margin was primarily due to the decline of the net interest spread for the reasons discussed in the above paragraphs.

Provision for Credit Losses

For the quarter ended March 31, 2003, a provision for credit losses of $4,618,000 was recorded compared to a $18,514,000 provision for credit losses for the corresponding quarter of a year ago, representing a $13,896,000 decrease. As of March 31, 2003, the review of problem loans and leases resulted in $2.5 million of net charge-offs which compares with $6.2 million of net charge-offs for the corresponding period of a year ago. A portion of the first quarter provision for 2003 was taken in recognition of the uncertain status of the lease of an aircraft to Continental Airlines. (See also Loans and Leases in section following.) Non-accrual loans at March 31, 2003 were $23.9 million, a decrease of $31.5 million from March 31, 2002.

The amount of the provision for credit losses is determined by management and is based upon the quality of the loan portfolio, management's assessment of the economic environment, evaluations made by regulatory authorities, historical loan loss experience, collateral values, assessment of borrowers' ability to repay, and estimates of probable known and interest future losses. Please refer to the discussion in "Allowance for Credit Losses".

Non-Interest Income

Non-interest income/(loss) for the quarter ended March 31, 2003 totaled $977,000 compared to ($1,503,000) for the same period ended March 31, 2002, representing a $2,480,000 increase. The increase is primarily due to the $2,580,000 reduction in expense from other investments. During the quarter ended March 31, 2002, the Bank's investment in AFT was written down $3,011,000. As of December 31, 2002, the balance of this investment was written off.

Other investments also includes the Company's share of the operating results of various venture capital funds in which the Company is a limited partner. The Company recorded $783,000 of net losses for these partnerships in the first quarter of 2003 compared to $352,000 of net losses for the corresponding quarter of a year ago.

Non-Interest Expense

Total non-interest expense for the quarters ended March 31, 2003 and 2002 was $9,650,000 and $8,608,000, respectively, representing a $1,042,000 or 12.1% increase. The increase was primarily due to the following:

  An increase in other professional service fees totaling $469,000, included as other non-interest expense
  An increase in salaries and employee benefits totaling $212,000
  An increase in the decline of the fair value of derivatives of $161,000

The above were partially offset by a decrease of furniture and equipment expense totaling $261,000. This decrease was primarily due to the expensing of training and data conversion costs associated with the implementation of a new accounting system in the first quarter of 2002.

Provision /(Benefit) for Income Taxes

For the quarter ended March 31, 2003 and 2002, the provision/(benefit) for income taxes was $2,110,000 and ($1,677,000), respectively. The provision for the quarter ended March 31, 2003 represented 33.9% of pre-tax income and assumes a 35% federal income tax rate. For the quarter ended March 31, 2003, there was no state tax provision due to GB Capital Trust II, a real estate investment trust. For the quarter ended March 31, 2002, the tax benefit represented 36.6% of the pre-tax loss.

FINANCIAL CONDITION

As of March 31, 2003, total assets were $2,507.2 million, representing a $3.5 million, or 0.1%, decrease from total assets of $2,510.7 million as of December 31, 2002. The asset decline was primarily due to the reduction of cash and cash equivalents and securities available-for-sale of $42.1 million and $24.6 million, respectively. Offsetting the above was a $62.0 million increase in total loans and leases. Total deposits and total loans and leases were at record levels as of March 31, 2003. Stockholders' equity increased to $205.8 million as of March 31, 2003 from $204.1 million as of December 31, 2002, a growth of $1.7 million, or 0.8%.

Loans and Leases

As of March 31, 2003, total loans and leases were $1,260.7 million compared to $1,198.6 million as of December 31, 2002, representing a 5.2% increase. The increase was primarily due to growth in conventional real estate loans amounting to $59.5 million. In addition, real estate construction loans increased $15.1 million or 5.01%. Offsetting the above increases were decreases of $7.0 million and $5.6 million in commercial loans and other loans, respectively.

The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:




	March 31, 2003		December 31, 2002
(In Thousands)	Amount	Percentage	Amount	Percentage
<s>	<c>	<c>	<c>	<c>
Commercial	$ 379,123	30.07%	$ 386,083	32.21%
Real Estate - Construction	316,483	25.11%	301,376	25.15%
Real Estate - Conventional	530,922	42.11%	471,454	39.33%
Installment	121	0.01%	174	0.01%
Other Loans	24,836	1.97%	30,399	2.54%
Leveraged Leases	9,187	0.73%	9,142	0.76%
Total	$ 1,260,672	100.00%	$1,198,628	100.00%



The two largest concentrations in commercial loans continue to be the apparel/textile industry and the computer/electronic goods industry (excluding early-stage technology companies). The approximate amounts of commercial loans for these two segments as of March 31, 2003 are $62.7 million and $42.8 million, respectively. In addition, there are $28.5 million of loans to early-stage high technology companies. As of March 31, 2003, $30.8 million of loans originated by the closed New York loan production office remained outstanding.

Also included in commercial loans are five credits that are participations in facilities to Indian casinos that are construction loans to be repaid under a mini-perm facility from cash flow from the casinos. The total commitments were $40.8 million as of March 31, 2003 and the total loans outstanding were $29.9 million.

The Company is also maintaining close contact with customers involved in international trade to determine if their businesses are being impacted by the outbreak of severe acute respiratory syndrome (SARS). At this point, they are reporting that this has not made a significant impact on their businesses. Overall transactions in the international trade financing business have declined somewhat, but management believes this is related to the sluggish economy rather than SARS.

Construction loans are real estate loans secured by first trust deeds. Conventional real estate loans are loans, other than construction loans, secured by first trust deeds or junior real estate liens. The following table sets forth the break down by type of collateral for construction and conventional real-estate loans as of March 31, 2003 and December 31, 2002:




	03/31/03				12/31/02
(In Thousands)			Conventional				Conventional
	Construction		Real Estate		Construction		Real Estate
Project Type	Loans	Percentage	Loans	Percentage	Loans	Percentage	Loans	Percentage
<s>	<c>	<c>	<c>	<c>	<c>	<c>	<c>	<c>
Residential:
Single-Family	$ 107,373	34%	$ 11,882	2%	$ 108,761	36%	$ 12,288	3%
Townhouse	3,518	1	542	0	765	1	449	0
Condominums	123,341	39	2,155	0	117,369	38	2,805	1
Multi-Family	14,026	4	63,365	12	12,811	4	58,711	12
Land Development	40,075	13	-	-	37,830	13	735	-
Land	-	-	40,506	8	-	-	37,222	8

Total Residential	$ 288,333	91%	$ 118,450	22%	$ 277,536	92%	$ 112,210	24%

Non-Residential:
Warehouse	$ 3,033	1%	$ 91,852	17%	$ -	0%	$ 60,308	13%
Retail Facilities	4,099	1	88,276	17	3,754	1	84,315	18
Industrial Use	4,190	1	59,343	11	5,044	2	58,088	12
Office	8,239	3	74,462	14	8,443	3	64,808	14
Hotel and Motel	5,761	2	60,037	11	4,956	2	60,600	13
Land	-	-	7,988	2	-	-	7,543	1
Other	2,828	1	30,514	6	1,643	-	23,582	5

Total Non-Residential	$ 28,150	9%	$ 412,472	78%	$ 23,840	8%	$ 359,244	76%

Total	$ 316,483	100%	$ 530,922	100%	$ 301,376	100%	$ 471,454	100%



As of March 31, 2003, the Company had an ownership interest in one leveraged lease of a Boeing 737 aircraft leased by Continental Airlines. As of March 31, 2003, the total investment in the Continental Airlines lease, included as part of loans and leases, was $9.2 million. Such amount includes an estimated residual value of $7.6 million. The debt that is senior to the Company's investment was $12.0 million. Although the current market value of such aircraft is difficult to ascertain at this time, should the lessee default, the lease would be substantially at risk due to the debt outstanding and the depressed market value of such aircraft.

Non-performing Assets

A certain degree of risk is inherent in the extension of credit. The Company performs a quarterly assessment of the credit portfolio to determine the appropriate level of the allowance. Included in the assessment is the identification of loan impairment. A loan is identified as impaired when it is probable that interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral in the case of collateral-dependent loans.

The Company has a policy of classifying loans (including impaired loans) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or circumstances justify treating the loan as fully collectible. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. The amortization of any deferred loan fees is stopped. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied as principal reduction or reported as recoveries on amounts previously charged-off, in accordance with management's judgment as to the collectibility of principal.

The following table provides information on the Company's past due loans, non-accrual loans, restructured loans and other real estate owned, net, as of the dates indicated:




(IN THOUSANDS)	March 31, 2003	December 31, 2002
<s>	<c>	<c>
Loans 90 Days or More Past Due and Still Accruing	$ 4,199	$ 900
Non-accrual Loans	23,920	24,770
Total Past Due Loans	28,119	25,670
Restructured Loans (on Accrual Status)	602	666
Total Non-performing and Restructured Loans	28,721	26,336
Total Non-performing Assets	$ 28,721	$ 26,336



Total non-performing assets increased from $26.3 million as of December 31, 2002 to $28.7 million as of March 31, 2003. The $2.4 million, or 9.1%, increase was the result of the increase of loans 90 days or more past due still accruing.

Loans 90 Days or More Past Due

As of March 31, 2003, there were 4 credits (3 borrowers) totaling $4.2 million that were 90 days or more past due and still accruing. Management does not anticipate any loss exposure on these credits.

Non-accrual Loans

The non-accrual loans decreased $0.9 million, or 3.4%, to $23.9 million as of March 31, 2003 from $24.8 million as of December 31, 2002. The decline was primarily due to a $4.6 million decrease in non-accrual commercial loans offset by a $3.5 million increase in non-accrual construction loans. The increase in non-accrual construction loans was primarily due to a $3.5 million credit originated in the state of Washington. There were charge-offs of $2,785,000 during the quarter. Approximately $2.4 million of the charge-offs in the first quarter of 2003 were related to two loans originated out of the Company's former loan production office in New York.

The following table identifies the components of the increase in non-accrual loans during the quarter ended March 31, 2003:




Non-Accrual Loans (In Thousands)

<s>	<c>
Balance, December 31, 2002	$24,770
Add: Loans placed on non-accrual	9,171
Less: Charge-offs	(2,785)
Returned to accrual status	(1,563)
Repayments	(5,673)
Balance, March 31, 2003	$23,920



The following table breaks out the Company's non-accrual loans by category as of March 31, 2003 and December 31, 2002:




(IN THOUSANDS)	March 31, 2003	December 31, 2002
<s>	<c>	<c>
Commercial	$ 18,324	$ 22,916
Real Estate-Construction	5,091	1,584
Real Estate-Conventional	498	260
Other	7	10
Total	$23,920	$24,770



Of the $18.3 million of non-accrual commercial loans as of March 31, 2003, $1.7 million, $1.4 million and $3 thousand were from the apparel textile, computer/electronic goods industries and early-stage high technology companies, respectively. $6.3 million of the non-accrual commercial loans were originated by the closed New York loan production office.

Restructured Loans

As of March 31, 2003, the balance of restructured loans was $0.6 million compared to $0.7 million as of December 31, 2002. The $0.1 million decline is the result of monthly pay-downs on the one restructured loan outstanding as of March 31, 2003. It is the same loan that was outstanding as of December 31, 2002. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of March 31, 2003, there was one restructured loan with a balance of $46,000 on non-accrual status. The yield of the restructured loan as of March 31, 2003 was 11.25%.

There are no commitments to lend additional funds on any of the restructured loans.

Other Real Estate Owned

During the first quarter of 2003 and as of March 31, 2003, there was no other real estate owned ("OREO").

During the first quarter of 2002, there was a foreclosure on a property which was subsequently sold for a $7,000 gain. This amount is included as a reduction of OREO expense, net.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral for collateral-dependent loans. The following table discloses pertinent information as it relates to the Company's impaired loans, as of the dates indicated:




(IN THOUSANDS)	March 31, 2003	Dec. 31, 2002
<s>	<c>	<c>
Recorded Investment with Related Allowance	$6,191	$16,922
Recorded Investment with no Related Allowance	11,152	-
Total Recorded Investment	17,343	16,922
Allowance for Impaired Loans	(2,308)	(3,702)
Net Recorded Investment in Impaired Loans	$15,035	$13,220



The average balance of total recorded investment in impaired loans was $17.0 million for the three months ended March 31, 2003 and $13.2 million for the year ended December 31, 2002.

For the quarters ended March 31, 2003 and 2002, interest income recognized on impaired loans was $21,000 and $355,000, respectively. Of the amount of interest income recognized during the quarters ended March 31, 2003 and 2002, no interest was recognized under the cash basis method.

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

Allowance for Credit Losses

As of March 31, 2003, the balance of the allowance for credit losses was $27.6 million, representing 2.19% of outstanding loans and leases. This compares to an allowance for credit losses of $25.5 million as of December 31, 2002, representing 2.13% of outstanding loans and leases.

The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans), for the quarter ended as indicated:




(IN THOUSANDS)	March 31, 2003	March 31, 2002
<s>	<c>	<c>
Balance, Beginning of Period	$25,534	$23,656
Provision for Credit Losses	4,618	18,514
Charge-offs	(2,785)	(6,300)
Recoveries	268	122
Balance, End of Period	$27,635	$35,992



As of March 31, 2003, the allowance represented 115.5% of non-accrual loans and 96.2% of non-performing and restructured loans combined. As of December 31, 2002, the allowance represented 103.1% of non-accrual loans and 97.0% of non-performing and restructured loans combined.

The provision for credit losses is an amount required to maintain an allowance for credit losses that management believes is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimable credit loss inherent in the portfolio, including unfunded commitments. Additions to the allowance result from recording provision for loan losses or loan recoveries, while charge-offs are deducted from the allowance. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of March 31, 2003 and December 31, 2002. Such an amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk rating of such loans, pools of loans, leases or commitments. Changes in risk ratings of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility as of the evaluation date. Loss factors are described as follows:

    Problem graded loan loss factors represent percentages generated by a migration analysis which tracks loss experience over the previous twelve quarters, except for those loans identified as impaired. For loans that are identified as impaired that are collateral-dependent, impairment is measured based on the estimated fair value of the collateral. For impaired loans that are not collateral-dependent, impairment is measured by estimating the expected future cash flows and discounting them at the loan's estimated future cash flows and discounting them at the loan's effective interest rate. If the measurement of the impaired loan is less than the recorded amount of the loan, impairment is recognized by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses.
    Pass graded loan loss factors are based on a similar migration analysis.
    The Bank has identified six portfolio segments where a specific loss factor will be developed and applied. The segments are: Real Estate Term Loans, Real Estate Construction Loans, Land Loans, High Technology Credits, Loans to borrowers in the apparel and textile industries, and borrowers in the computer and electronics industries. Each portfolio segment shares risk characteristics that are common to the group of loans. Each segment is subject to a migration analysis to establish a loss factor for the particular segment.

Adjustments to the final allowance reflect management's analysis of current conditions which are expected to affect loss experience. Additionally, management may, at the end of each quarter, establish further discretionary allowances for the period which reflect temporary influences on expected loan loss experience. Factors include:

  Changes in economic and business conditions.
  Changes in the nature of and concentrations in the portfolio.
  Changes in the trend of amounts and/or severity of past due and classified loans, trends in the level of non-accrual loans, troubled debt restructurings, or other indicators.
  Changes in external factors such as competition or legal and regulatory requirements.

Securities

The Company classifies its securities as held-to-maturity, trading or available-for- sale. Securities classified as held-to-maturity are those debt securities that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. As of March 31, 2003 and December 31, 2002, there were no securities held-to-maturity.

Securities that are obtained and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Equity securities received upon the exercise of warrants and distributions from venture capital funds are classified as trading.

Securities that could be sold in response to changes in interest rates, increased loan demand, liquidity needs, capital requirements or other similar factors are classified as securities available-for-sale. These securities are carried at fair value, with unrealized gains or losses reflected net of tax in other comprehensive income.

As of March 31, 2003, the Company recorded net unrealized gains of $23,047,000 on its available-for-sale portfolio. Accumulated other comprehensive income includes $14,981,000, representing the net unrealized gains of the available-for-sale securities, net of tax.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities as of March 31, 2003 and December 31, 2002 were as follows:




		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2003	Cost	Gains	Losses	Value
<s>	<c>	<c>	<c>	<c>
Securities Available-for-Sale
State and Municipal Securities	$ 2,218	$ 77	$ -	$ 2,295
U. S. Treasuries	1,059	54	-	1,113
U.S. Government Agencies	76,890	3,690	-	80,580
Mortgage Backed Securities	455,954	10,753	99	466,608
Commercial Mortgage Backed Securities	100,236	4,697	-	104,933
Corporate Notes	25,411	547	-	25,958
Collateralized Mortgage Obligations	335,436	3,074	105	338,405
Asset Backed Securities	12,582	359	-	12,941
FHLB Stock	18,259	-	-	18,259

Total	$1,028,045	$23,251	$ 204	$1,051,092

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 1

Total	$ -	$ -	$ -	$ 1

		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Securities Available-for-Sale
State and Municipal Securities	$ 2,221	$ 52	$ -	$ 2,273
U. S. Treasuries	1,066	52	-	1,118
U.S. Government Agencies	61,964	3,606	-	65,570
Mortgage Backed Securities	493,815	11,826	57	505,584
Commercial Mortgage Backed Securities	103,837	4,928	-	108,765
Corporate Notes	40,468	653	-	41,121
Collateralized Mortgage Obligations	309,835	3,525	64	313,296
Asset Backed Securities	19,374	576	-	19,950
Auction Preferred Stock	-	-	-	-
Commercial Papaer	-	-	-	-
FHLB Stock	18,020	-	-	18,020

Total	$1,050,600	$25,218	$ 121	$1,075,697

Trading Account Securities
Equity Issues	$ -	$ -	$ -	$ 1

Total	$ -	$ -	$ -	$ 1



As of March 31, 2003, the fair value of securities available-for-sale was $1,051.1 million, of which $26.0 million was unsecured corporate debt, as shown below (dollars in millions):




<s>	<c>
Countrywide Credit Corp	$ 2.1
Daimler Chrysler NA	6.1
Gannett	5.3
General Motors	1.1
Gillette	5.1
Lehman Brothers	1.1
National Rural Utilities	5.2
Total	$ 26.0



As of March 31, 2003, trading securities totaled $1,000 and was comprised of one equity security. Equity securities are non-interest bearing instruments.

There were no sales of securities available-for-sale during the quarters ended March 31, 2003 and 2002.

Other Investments

As of March 31, 2003, other investments totaled $6.8 million. The balance includes $6.3 million of investments in various venture capital funds that invest in technology companies. As of March 31, 2003, undisbursed commitments to invest in these various funds totaled $4.8 million.

Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate.

Deposits

The Company's deposits totaled $1,913.6 million as of March 31, 2003, an increase of $9.4 million from $1,904.1 million as of December 31, 2002. All deposit categories contributed to this growth with the exception of demand deposits (both interest-bearing and non interest-bearing) which decreased $10.9 million from $795.2 million as of December 31, 2002 to $784.3 million as of March 31, 2003. Saving deposits increased $7.3 million. Time deposits of $100,000 or more and other time deposits increased $3.9 million and $9.1 million, respectively, from their levels as of year-end 2002.

There were brokered deposits outstanding of $3.3 million and $3.9 million as of March 31, 2003 and December 31, 2002, respectively. It is not the intent of the Bank to accept additional brokered deposits. They are not being renewed upon their maturity.

The growth of deposits from the Company's customers reflects the continuing tradition of personalized service. The Company believes that the majority of its deposit customers have strong ties to the Bank. Although the Company has a significant amount of time certificates of deposit of $100,000 or more having maturities of one year or less, and has experienced growth in this area, the depositors have generally renewed their deposits in the past upon maturity.

The maturity schedule of time certificates of deposit of $100,000 or more as of March 31, 2003 is as follows:




(IN THOUSANDS)
<s>	<c>
3 Months or Less	$274,413
Over 3 Months Through 6 Months	239,686
Over 6 Months through 12 Months	263,771
Over 12 Months	105,507
Total	$883,377



Other Borrowings

The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $297.4 million as of March 31, 2003. The advances are under an existing line of credit. The FHLB informed the Bank in April 2003 that this line has been reduced to 20% of its assets from the prior level of 25%. As of March 31, 2003, total advances represented 11.9% of the Bank's total assets. The Bank has been repaying the debt as it matures and expects to continue this strategy in the future. Therefore, the decline in the line of credit from the FHLB is not expected to have an impact on the Bank's liquidity.

The maturity schedule of outstanding advances as of March 31, 2003 is as follows:




(In Thousands)	Amount	Fixed Rate of Interest
<s>	<c>	<c>
3 Months or Less	$ 30,000	4.70% - 5.25%
Over 3 Months Through 12 Months	174,400	2.89% - 5.25%
Over 1 Year Through 3 Years	93,000	3.82% - 5.06%
Total	$ 297,400	2.89% - 5.25%



The total outstanding advances of $297.4 million as of March 31, 2003 have a composite fixed rate of interest of 3.95%.

Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

Capital Resources

Stockholders' equity totaled $205.8 million as of March 31, 2003, an increase of $1.7 million, or 0.9%, from $204.1 million as of December 31, 2002.

In February 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of March 31, 2003, 405,000 shares had been repurchased at an average cost of $26.83 per share for a total of $10.9 million under this program. There is an additional 300,000 share repurchase program authorized by the Board of Directors after the current program is completed. No shares were repurchased in the first quarter of 2003.

Capital ratios for the Company and for the Bank were as follows as of the dates indicated:




	Well-Capitalized	March 31,	December 31,
	Requirements	2003	2002
GBC Bancorp
<s>	<c>	<c>	<c>
Tier 1 Leverage Ratio	5%	7.46%	7.33%
Tier 1 Risk-Based Capital Ratio	6%	10.52%	10.51%
Total Risk-Based Capital Ratio	10%	13.61%	13.62%
General Bank
Tier 1 Leverage Ratio	5%	8.09%	7.91%
Tier 1 Risk-Based Capital Ratio	6%	11.44%	11.37%
Total Risk-Based Capital Ratio	10%	12.70%	12.62%



Please see also note 7, Regulatory Matters, above.

For the quarter ended March 31, 2003, the ratio of the Company's average stockholders' equity to average assets was 8.36%. For the year ended December 31, 2002, this ratio was 8.23%.

GBC Bancorp Executive Obligation Trust (The "Trust")

In the first quarter, 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee.

In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of retained earnings captioned "deferred compensation". As of March 31, 2003, this amount was $2,103,000, representing the cost of the 79,001 shares held in the Trust.

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments, which include federal funds sold and securities purchased under agreements to resell, unpledged securities available-for-sale and loans guaranteed by the Small Business Administration. These sources of liquidity amounted to $919.4 million, or 36.7%, of total assets, as of March 31, 2003, compared to $957.7 million, or 38.1%, of total assets as of December 31, 2002.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. The FHLB has granted the Bank a line of credit equal to 20 percent of assets with terms up to 360 months. (See "Other Borrowings" above.) As of March 31, 2003, the Company had $297.4 million outstanding under this financing facility. Management believes its liquidity sources to be stable and adequate.

As of March 31, 2003, total loans and leases represented 65.9% of total deposits. This compares to 62.9% as of December 31, 2002.

The liquidity of the parent company, GBC Bancorp, and also indirectly its non-bank subsidiary, is primarily dependent on the payment of cash dividends by its subsidiary, the Bank, which is subject to the limitations imposed by the Financial Code of the State of California and the MOU. See Note 7 in Notes to Unaudited Consolidated Financial Statements, above. For the quarter ended March 31, 2003, General Bank declared cash dividends of $1.4 million to GBC Bancorp.

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

As of March 31, 2003 there is a cumulative one year negative "gap" of $548.4 million. As of December 31, 2002, there was a cumulative one year negative "gap" of $546.8 million.

The following table indicates the Company's interest rate sensitivity position as of March 31, 2003, and is based on contractual maturities and repricing dates. It may not be representative of positions in subsequent periods.




	March 31, 2003
			INTEREST SENSITIVITY PERIOD
	0 to 90	91 to 365	Over 1 Year	Over	Non-Interest
(In Thousands)	Days	Days	to 5 Years	5 Years	Earning/Bearing	Total
<s>	<c>	<c>	<c>	<c>	<c>	<c>
Earning Assets
Securities Available-for-Sale	$ 93,384	$ 1,033	$ 99,878	$ 856,797	$ -	$ 1,051,092
Trading Account Securities	-	-	-		1	1
Federal Funds Sold & Securities
Purchased Under Agreement to Resell	146,500	-	-	-	-	146,500
Loans and Leases (1) (2)	926,945	39,788	106,283	163,736	-	1,236,752
Non-Earning Assets (2)	-	-	-	-	72,836	72,836

Total Earning Assets	$ 1,166,829	$ 40,821	$ 206,161	$ 1,020,533	$ 72,837	$ 2,507,181

Source of Funds for Assets

Deposits:
Demand - Non-interest Bearing	$ -	$ -	$ -	$ -	$ 250,056	$ 250,056
Interest Bearing Demand	534,262	-	-	-	-	534,262
Savings	94,795	-	-	-	-	94,795
TCD'S Under $100,000	46,398	93,814	10,860	-	-	151,072
TCD'S $100,000 and Over	274,413	503,457	105,507	-	-	883,377

Total Deposits	$ 949,868	$ 597,271	$ 116,367	$ -	$ 250,056	$ 1,913,562

Federal Funds Purchased and Securities Sold
Under Repurchase Agreements	4,500	-	-	-	-	4,500
Borrowings from the FHLB	30,000	174,400	93,000	-	-	297,400
Subordinated Debt	-	-	39,432	-	-	39,432
Other Liabilities	-	-	-	-	46,451	46,451
Stockholders' Equity	-	-	-	-	205,836	205,836

Total Liabilities and
Stockholders' Equity	$ 984,368	$ 771,671	$ 248,799	$ -	$ 502,343	$ 2,507,181

Interest Sensitivity Gap	$ 182,461	$ (730,850)	$ (42,638)	$ 1,020,533	$ (429,506)

Cumulative Interest Sensitivity
Gap	$182,461	($548,389)	($591,027)	$429,506	-

Gap Ratio (% of Total Assets)	7.3%	-29.2%	-1.7%	40.7%	-17.1%

Cumulative Gap Ratio	7.3%	-21.9%	-23.6%	17.1%	0.0%

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

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

Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table indicates the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity as of March 31, 2003:




	Expected Maturity Date
	March 31, 2003
	0 to 90	91 to 365	Over 1 Year	Over
(In Thousands)	Days	Days	to 5 Years	5 Years	Total
<s>	<c>	<c>	<c>	<c>	<c>
Interest-sensitive Assets:
Securities Available-for-Sale	$ 138,069	$ 225,403	$ 587,605	$ 100,015	$ 1,051,092
Federal Funds Sold & Securities
Purchased Under Agreements to Resell	146,500	-	-	-	146,500
Loans and Leases (1)	926,945	39,788	106,283	163,736	1,236,752

Total Interest-earning Assets	$ 1,211,514	$ 265,191	$ 693,888	$ 263,751	$ 2,434,344

Interest-sensitive Liabilities:
Deposits:
Interest Bearing Demand	$ 33,372	$ 100,116	$ 215,163	$ 185,611	$ 534,262
Savings	5,877	17,632	39,056	32,230	94,795
Time Deposits	313,629	600,329	120,491	-	1,034,449

Total Deposits	$ 352,878	$ 718,077	$ 374,710	$ 217,841	$ 1,663,506

Federal Funds Purchased	4,500	-	-	-	4,500

Borrowings from FHLB	30,000	174,400	93,000	-	297,400

Subordinated Debt	-	-	39,432	-	39,432

Total Interest-sensitive Liabilities	$ 387,378	$ 892,477	$ 507,142	$ 217,841	$ 2,004,838

(1) Loans and leases are net of non-accrual loans and before unamortized deferred loan fees and allowance for credit losses.



Expected maturities of assets are contractual maturities adjusted for projected payments based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. Expected maturities for deposits are based on contractual maturities adjusted for projected rollover rates and changes in pricing for non-maturity deposits. The Company utilizes assumptions supported by documented analysis for the expected maturities of its loans and repricing of its deposits and relies on third party data providers for prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing differ from the Company's expectations based on historical experience.

The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of from 100 to 200 basis points. Market value of equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2003:




	Net Interest	Market Value of
Change in Interest	Income Volatility	Portfolio Equity Volatility
Rates (Basis Points)	March 31, 2003 (1)	March 31, 2003 (2)
<c>	<c>	<c>
+200	13.36%	-5.08%
+100	7.50%	-0.65%
-100	-5.99%	-1.94%
-200	-12.84%	-5.23%

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

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.

  Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures have been designed and, subject to the qualifications identified below, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As noted in note 7, "Regulatory Matters", the Company's subsidiary, General Bank, has entered into a Memorandum of Understanding with its bank regulators, resulting in the adoption of important new policies, methodologies and procedures relating to certain aspects of its business. Their new policies, methodologies and procedures have been and are being implemented, along with a program to test their effectiveness. In addition, the Company believes that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues, including errors and instances of fraud, if any, within a company have been detected.

  Changes in Internal Controls

Subsequent to the date of the most recent evaluation of the Company's internal controls, except as described in (a) above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. CHANGES IN SECURITIES

There have been no changes in the securities of the Registrant during the quarter ended March 31, 2003.

Item 3. DEFAULT UPON SENIOR SECURITIES

This item is not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 2003.

Item 5. OTHER INFORMATION

There are no events to be reported under this item.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: The following are attached as exhibits to this Form 10-Q:
Exhibit
Number
Description	Page Number
10.27	Form of Letter dated April 21, 2003 to Holders of Contingency Stock
Options, including Election Notice
50
10.28	Form of Letter dated April 28, 2003 to Holders of Contingency Stock
Options, including Alternate Form of Election
58
10.29	Form of Letter dated May 5, 2003 to Holders of Contingency Stock
Options
62
  Reports on Form 8-K:

During the first quarter, 2003, no reports on Form 8-K were filed, with the exception of the certifications for the report on Form 10-K filing in compliance with Section 906 of the Sarbanes-Oxley Act.

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

                                                                                                            GBC Bancorp

                                                                                                            (Registrant)

Dated: May 14, 2003                                                                         By:  /s/ Peter Wu

                                                                                                            Peter Wu, Chairman, President and

                                                                                                            Chief Executive Officer

Dated: May 14, 2003                                                                         By:   /s/ Peter Lowe

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
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:  /s/ Peter Wu_____________

Peter Wu, Chairman, President & Chief Executive Officer

CERTIFICATIONS

I, Peter Lowe, certify that:

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
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:   /s/ Peter Lowe____________

Peter Lowe, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Page Number
10.27	Form of Letter dated April 21, 2003 to Holders of Contingency Stock Options, including Election Notice	50
10.28	Form of Letter dated April 28, 2003 to Holders of Contingency Stock Options, including Alternate Form of Election	58
10.29	Form of Letter dated May 5, 2003 to Holders of Contingency Stock Options	62

Exhibits 10.27

[GBC LETTERHEAD]

April 21, 2003

[Insert name and address

of individual holder]

Re: Contingency Stock Options

Dear ____________:

Our records indicate that you are the holder of options to purchase on an adjusted basis _______ shares of GBC common stock at an exercise price of $____ per share pursuant to that certain Contingency Stock Option and Employment Agreement between GBC Bancorp and you dated ____________ (the "Agreement"). I attach a copy of the Agreement for your convenient reference. I refer to the options granted under the Agreement as contingency stock options.

Sale to Captain. As you may know, we currently are negotiating a sale of GBC Bancorp and General Bank to another institution, code-named "Captain." We refer to this transaction as the "Sale." (Of course, you are required to keep the knowledge of negotiations for the Sale completely confidential. If you need to share this information with your counsel, or any tax or financial advisor, in order to evaluate the proposal contained in this letter, you need to obtain a confidentiality agreement from them. We discuss this below.) If the negotiations are successful, GBC Bancorp and Captain will enter into a definitive agreement for the Sale. We will then make application to the appropriate bank regulatory authorities and seek shareholder approval. It will probably take between three and six months for us to obtain the necessary approvals. The Sale can be consummated only after these approvals have been obtained.

Proposal with respect to timing of exercise of contingency stock options in connection with the proposed Sale. Your contingency stock options are exercisable only upon certain triggering events, which, in principle, would include the signing of a definitive agreement for the proposed Sale. Under the Agreement, your contingency stock options may be exercised any time after the signing of the definitive agreement until 45 days after the Sale. However, Captain has advised us that it would not be practical (and Captain does not wish) to allow exercise after consummation of the Sale. Instead, Captain wants each holder of contingency stock options to exercise his or her contingency stock options prior to the completion of the Sale. Captain would find it acceptable for you to exercise only at the very last minute before the Sale is consummated - so that you don't run the risk of exercising your contingency stock options without assurance that the Sale will occur.

Proposal for exercise of your contingency stock options in connection with the proposed Sale. Captain proposes the arrangements described below with respect to your contingency stock options. We believe that these arrangements are in the best interests of our company, will facilitate the negotiation of the definitive agreement for the Sale and will not adversely affect you. However, each contingency stock option holder will need to make his or her own decision regarding these proposed arrangements.

1. You agree to narrow the time at which you exercise your contingency stock options as follows:

    You agree to exercise your contingency stock options only immediately prior to the consummation of the Sale (and only on the condition that the Sale is in fact consummated).
    You give up the right to exercise your contingency stock options at any other time in connection with the proposed Sale after the signing of the definitive agreement for the Sale, including the 45-day period following the consummation of the Sale. You would not give up any rights for future exercise in connection with a future "Triggering Event" in the event the Sale is not consummated.

2. In exchange, you will receive the following benefits:

    We will arrange for you to exercise your contingency stock options in connection with the Sale on a cashless basis. This right to cashless exercise would not extend to any potential exercise in connection with a possible future "Triggering Event" in the event the Sale is not consummated.
    GBC Bancorp is required to withhold applicable income and employment taxes upon exercise of your contingency stock options. The amount of income and employment taxes payable are based upon the difference, at the time of exercise, between the aggregate exercise price of your contingency stock options and the fair market value of the GBC common stock you receive upon exercise of such contingency stock options. We have the right to require you to pay cash to satisfy your withholding tax liability. However, if you agree to a cashless exercise, we will make arrangements to satisfy your withholding tax liability and, to the extent applicable, the excise tax liability (as described below) by withholding shares of GBC common stock that you would otherwise be entitled to upon exercise of your contingency stock options. Accordingly, you will not have to pay any cash out-of-pocket to satisfy your withholding tax liabilities.

If you agree with this proposal, what have you gained? Opportunity for cashless exercise. As part of the proposal described above, you would have the right to make a cashless exercise of your contingency stock options. As you will see below, this is likely to be particularly attractive for you. Under the Agreement, your contingency stock option does not provide for cashless exercise but provides that you must pay in cash the full amount of the exercise price when you exercise. Cashless exercise of your contingency stock options will permit you to exercise them without paying the cash amount of the exercise price. Instead, a portion of the shares that you would otherwise be entitled to upon exercise (equal in value to the difference between the exercise price of the contingency stock options and the fair market value of the shares issuable upon exercise) will be withheld to satisfy the payment of the aggregate exercise price. The economic effect for you should be the same as if you paid cash for the aggregate exercise price and then immediately resold some of the shares you acquired, but with cashless exercise, you will not have to pay any cash out-of-pocket to exercise.

If you agree with the proposal, you would also be entitled to have your tax withholding obligation satisfied by the withholding of shares of GBC common stock, rather than through cash withholding.

If you agree with this proposal, what have you lost? In effect, you will give up your right to exercise your contingency stock options in connection with the proposed Sale at any time other than immediately prior to the Sale. Although you need to make your own decision about this proposal, we do not believe that you will be making any material concession in so agreeing to limit the time at which you exercise.

    Period prior to the Sale. If you do not agree to the proposal and exercise at some time after the signing of the definitive agreement for the Sale and before the Sale is consummated (but not immediately prior to the Sale), you would pay an amount of cash equal to the aggregate exercise price for shares of GBC common stock (as well as for all tax withholding obligations), and the shares you would receive upon exercise of your contingency stock options would be "restricted securities" under federal securities laws. This means that you generally would not be able to resell them for one year - unless the Sale was consummated, in which case they would automatically be converted into the combination of cash and/or shares of Captain common stock paid to our shareholders as consideration for the Sale. (The Captain shares would be registered and generally freely tradable.) Accordingly, as a practical matter, the GBC common stock you would receive upon exercise of your contingency stock options during this period would be illiquid. You could not sell them during the period that the parties are waiting for regulatory approval and, if the Sale is not consummated, you would not be able to sell them for one year after the day you exercised your contingency stock options. By contrast, if you exercise immediately prior to the Sale (and on the condition it is consummated), your GBC common stock would automatically convert into a combination of cash and/or shares of Captain common stock, which will be registered under federal securities laws and generally will be freely tradable and liquid.
    Forty-five days following the Sale. If you do not agree with the proposal, then you would retain the right to exercise your contingency stock options for 45 days following the Sale. In this case, the Agreements provide that you would be required to receive the same consideration that other GBC Bancorp shareholders receive. The potential benefit in this is that you might wait to see whether the Captain stock increased or decreased in price during the 45-day period before exercising. However, in this scenario, you would need to pay the aggregate exercise price in cash (as well as for all tax withholding obligations).

Procedure for agreeing to the proposal and obtaining cashless exercise rights. A form of letter notifying us of your agreement to exercise your contingency stock options on a "cashless" basis immediately prior to the consummation of the Sale and containing certain other conditions is attached hereto as Exhibit A (the "Election Notice").

    By signing the Election Notice, you will agree to exercise your contingency stock options on a "cashless" basis immediately prior to the consummation of the Sale.
    If the Sale is not consummated, then your Election Notice will be cancelled and your contingency stock options will not be exercised.

Please carefully review the attached Election Notice and, if you agree to its terms, please return an executed copy of it to us as soon as possible. We want to obtain your executed Election Notice before we execute the definitive agreement with Captain. I have already executed an Election Notice with respect to my contingency stock options.

Although we have given our views regarding the proposed arrangements, you need to make your own independent decision on whether to agree to them or not. We strongly advise you to consult with your tax, legal, financial and other advisors regarding the attached Election Notice and its consequences. However, we will require such tax, legal, financial and other advisors to execute a confidentiality agreement (a form of which we can provide you upon request) given the confidential nature of the proposed Sale.

Tax considerations. By exercising your contingency stock option (whether by cashless exercise or under the terms of the Agreement), you may incur tax liability under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). Some contingency stock option holders will be better off financially if they exercise all of their contingency stock options and incur excise tax liability. Others will be better off financially if they forfeit some of their contingency stock options so that they do not incur the excise tax liability. The attached Election Notice provides that you will forfeit a portion of the shares of GBC common stock issuable to you upon exercise of your contingency stock option to the extent that you will be better off financially (on an after-tax basis). This mechanism is designed to allow you to achieve the best possible after-tax benefit.

* * * * * * * *

Please feel free to contact me, Maan Huei Hung at 213-482-8711 or our outside counsel (Morrison & Foerster LLP, Henry M Fields or Charles C. Kim at 213-892-5200) if you have any questions. Remember, however, that Morrison & Foerster LLP is GBC Bancorp's counsel and not your individual counsel or tax advisor.

Thank you in advance for your prompt cooperation.

Sincerely,

Peter Wu, Ph.D.
Chairman, President and CEO

EXHIBIT A

ELECTION NOTICE

GBC Bancorp

800 West Sixth Street

Los Angeles, CA 90017

Ladies and Gentlemen:

I am in receipt of the letter dated April 21, 2003 from Peter Wu, Ph.D. regarding my contingency stock options and the potential sale (the "Sale") of GBC Bancorp and General Bank to another institution, code-named "Captain." By executing and returning this Election Notice, I hereby acknowledge and agree to the following:

    I agree to maintain as strictly confidential the existence of the negotiations for the proposed Sale and the terms and conditions of this Election Notice. In the event I need to share this information with my tax, legal or financial advisors, I agree to obtain from them a confidentiality agreement (in form and substance satisfactory to GBC Bancorp) prior to my sharing such information with them.
    I have carefully reviewed this Election Notice. I have consulted with my tax, legal, financial and other advisors regarding this Election Notice and its consequences, or have elected not to obtain such advice.
    Subject to the terms and conditions set forth below, I hereby agree to exercise my contingency stock options on a cashless basis immediately prior to the consummation of the Sale. If the Sale is not consummated, then my Election Notice will be cancelled and my contingency stock options will not be exercised. I acknowledge and agree that the right and obligation to exercise my contingency stock options on the basis set forth in this Election Notice does not extend to any potential exercise in connection with a possible future "Triggering Event" in the event the Sale is not consummated.
    I am forfeiting my right to exercise my contingency stock options at any time after the signing of the definitive agreement for the Sale, including the 45-day period after consummation of the Sale, other than immediately prior to the consummation of the Sale.
    Subject to withholding or forfeiture of shares to satisfy tax obligations or to reduce certain taxes as set forth below, upon the "cashless exercise" of my contingency stock option, I will receive a number of shares of GBC common stock (rounded down to the nearest whole number) equal to the product of (i) the number of shares of GBC common stock subject to my contingency stock option multiplied by (ii) a fraction, the numerator of which is the difference between the fair market value of a share of GBC common stock on the day of exercise and the per share exercise price for my contingency stock option, and the denominator of which is the fair market value of a share of GBC common stock on the day of exercise. In connection with the exercise of my contingency stock options immediately prior to the consummation of the Sale, the fair market value of a share of GBC common stock will be based upon the closing price of a share of GBC common stock on the Nasdaq National Market on the trading day immediately preceding the date of closing of the Sale.
    The shares of GBC common stock I receive upon exercise of my contingency stock options immediately prior to the consummation of the Sale (including any stock certificates therefor) will be submitted to Captain's transfer agent in accordance with the procedures applicable to all other GBC Bancorp shareholders as will be set forth in the definitive agreement for the Sale.
    To the extent that (i) the vesting and/or exercise of my contingency stock option and (ii) any other payment or benefit (within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code") to me or for my benefit, paid or payable or distributed or distributable in connection with, or arising out of, my employment with GBC Bancorp or the Sale (collectively, including the exercise of my contingency stock option, the "Payment") would be subject to the excise tax imposed under Section 4999 of the Code, or any interest or penalties are incurred by me with respect to such excise tax (such excise tax, together with any such interest and penalties, the "Excise Tax"), some of the shares subject to my contingency stock option will be forfeited if and to the extent that a reduction in the number of shares subject to my contingency stock option would result in me retaining a larger Payment, on an after-tax basis (taking into account federal, state and local taxes and the Excise Tax), than if I my contingency stock option became vested and/or exercised with respect to all of the shares subject to my contingency stock option. I acknowledge and agree that any forfeited shares will not be deemed vested or exercisable under my contingency stock option. I further acknowledge and agree upon closing of the Sale my rights to such forfeited shares under my contingency stock option shall terminate irrevocably and shall be of no further force and effect as if such option shares had never been granted to me.
    I understand that I (i) will be subject to applicable income tax and employment tax withholding obligations with respect to the exercise of my contingency stock option and (ii) may be subject to withholding obligations in connection with my Excise Tax liability. I hereby authorize GBC Bancorp to withhold a sufficient number of shares of GBC common stock otherwise issuable to me upon the "cashless exercise" of my contingency stock option to satisfy (i) all applicable income tax and employment tax withholding obligations and (ii) to the extent applicable, any withholding obligations in connection with my Excise Tax liability. I understand that I may be subject to income tax and/or Excise Tax liability in excess of the amount GBC Bancorp is required to withhold in connection with the vesting and/or exercise of my contingency stock options and, in such event, I agree to pay such income tax and/or Excise Tax liability.

Sincerely,

By:

Print Name:

Date:

Exhibits 10.28

[GBC LETTERHEAD]

April 28, 2003

To: Holders of Contingency Stock Options

Re: Contingency Stock Options

Ladies and Gentlemen:

A number of you have raised concerns regarding the proposed treatment of your contingency stock options in connection with the potential sale of GBC Bancorp and General Bank to another institution (the "Sale"), as explained in our letter dated April 22, 2003. Your concerns are valid. Here is how we propose to address them.

If you sign the Exercise Notice accompanying our April 22, 2003 letter, then you will receive the additional benefits set forth below with respect to your contingency stock options in connection with the Sale.

    Death. If you die between the signing of the definitive agreement for the Sale and the consummation of the Sale (such period, the "Pre-closing Period"), then you will not automatically lose your right to exercise your contingency stock options in connection with the Sale. In this instance, your contingency stock options will (i) pass to your heirs as designated in your will or, if you die without a will, as provided under applicable law and (ii) automatically be exercised immediately prior to the consummation of the Sale and in accordance with your executed Exercise Notice for the benefit of your heirs.
    Termination Without Cause. If your employment is terminated without cause during the Pre-closing Period, then you will not lose your right to exercise your contingency stock options in connection with the Sale. In this instance, your contingency stock options will automatically be exercised immediately prior to the consummation of the Sale and in accordance with your executed Exercise Notice.

Please note, however, that if you leave voluntarily or you are terminated "With Cause" during the Pre-closing Period, then you will not be entitled to exercise your contingency stock options in connection with the Sale. In this instance, your contingency stock options will automatically terminate as of the date of such termination.

Our goal is to provide a strong incentive for you to remain employed with us during the Pre-closing Period. I hope this letter alleviates your concerns as well as clarifies our intentions.

Please feel free to contact me, Maan Huei Hung at 213-482-8711 or our outside counsel (Morrison & Foerster LLP, Henry M Fields or Charles C. Kim at 213-892-5200) if you have any questions concerning our original April 22, 2003 letter or this letter.

Sincerely,

Peter Wu, Ph.D.
Chairman, President and CEO

GBC Bancorp

800 West Sixth Street

Los Angeles, CA 90017

Ladies and Gentlemen:

I am in receipt of your letters dated April 22, 2003 and April 28, 2003 regarding the proposed treatment of my contingency stock options ("Options") in connection with the potential sale (the "Sale") of GBC Bancorp and General Bank to another institution, code-named "Captain." I have reviewed the proposal, but I am not prepared to accept it and wish to proceed under the original terms of the Options, as modified by this letter.

Agreement not to exercise Options during 45-day period following closing. I understand that Captain desires me to confirm that I will not exercise my Options during the 45 days following consummation of the Sale (which I have the right to do under my option agreement). Since my intention is to exercise after the signing of the definitive agreement and before the closing of the Sale, I am willing to agree to Captain's request. Therefore, I agree to forfeit and waive my right to exercise my Options during the 45-day period after consummation of the Sale. In other words, I will exercise my contingency stock options prior to the consummation of the Sale or not at all. (If the Sale is not consummated and I have not exercised my Options before the Sale is terminated, I understand that my Options will become available in the event of a subsequent "Triggering Event" such as a definitive agreement for sale of GBC Bancorp to a third party).

Exercise for Cash. I acknowledge and agree that, if I exercise my contingency stock options, then I must pay the aggregate exercise price in cash. In addition, I must pay cash to satisfy all applicable withholding taxes, including any applicable excise tax, for which I may be liable in connection with the exercise of my Options.

Cutback. To the extent that (i) the vesting and/or exercise of my Options and (ii) any other payment or benefit (within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")) to me or for my benefit, paid or payable or distributed or distributable in connection with, or arising out of, my employment with GBC Bancorp or the Sale (collectively, including the exercise of my Options, the "Payment") would be subject to the excise tax imposed under Section 4999 of the Code (the "Excise Tax"), some of the shares subject to my Options will be cancelled if and to the extent that a reduction in the number of shares subject to my Options would result in me retaining a larger Payment, on an after-tax basis (taking into account federal, state and local taxes and the Excise Tax), than if my Options became vested and/or exercised with respect to all of the shares subject to my Options. I acknowledge and agree that any cancelled shares will not be deemed vested or exercisable under my Options. I further acknowledge and agree upon exercise of my Options my rights to such cancelled shares under my Options shall terminate irrevocably and shall be of no further force and effect as if such option shares had never been granted to me.

Due Deliberation. I have carefully considered the proposal your have submitted to me, as well as this letter, and the respective advantages and disadvantages of agreeing to the proposal versus having the opportunity to make a cash exercise during the period after signing and prior to the consummation of the Sale. I have also carefully considered the concession of the right to exercise during the 45 days following the closing of the Sale. I have consulted with my tax, legal, financial and other advisors regarding these matters, or have elected not to obtain such advice.

Confidentiality. I agree to maintain as strictly confidential the existence of the negotiations for the proposed Sale and the cashless exercise proposal for my Options, as well as this letter. In the event I need to share this information with my tax, legal or financial advisors, I agree to obtain from them a confidentiality agreement (in form and substance satisfactory to GBC Bancorp) prior to my sharing such information with them.

Sincerely,

By:

Print Name:

Date:

Exhibits 10.29

[GBC LETTERHEAD]

May 5, 2003

To: Holders of Contingency Stock Options

Re: Contingency Stock Options

Ladies and Gentlemen:

On April 28, 2003, we sent you a letter providing you with additional protection and benefits with respect to your contingency stock options ("Options") in the event you die or are terminated without cause between the signing of the definitive agreement for the potential sale (the "Sale") of GBC Bancorp and General Bank to another institution and the consummation of the Sale (the "Pre-closing Period").

This letter confirms that in consideration of your agreement not to exercise your Options during the 45-day period after consummation of the Sale, you will not automatically lose your right to exercise your Options if you do not accept the proposal set forth in our April 22, 2003 letter and if you die or are terminated without cause during the Pre-closing Period. In this instance, you (or your heirs) may exercise your Options as long as they are exercised prior to the consummation of the Sale and the aggregate exercise price and all applicable withholding taxes are paid in cash.

Remember, however, that if you leave voluntarily or you are terminated "With Cause" during the Pre-closing Period, then you will not be entitled to exercise your Options in connection with the Sale. In this instance, Options will automatically terminate as of the date of such termination.

Please feel free to contact me or Maan Huei Hung at 213-482-8711 if you have any questions.

Sincerely,

Peter Wu, Ph.D.
Chairman, President and CEO