Form 10-Q
period 2003-06-30
GBC BANCORP
filed 2003-08-14
CIK 351710

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of The Securities Exchange Act of 1934

For Quarter Ended June 30, 2003 Commission file number 0-16213

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

Yes X No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rate 12b - 2 of the Exchange Act.) Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common stock, no par value, 11,601,962 shares issued and outstanding as of June 30, 2003.

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION ............................................................	3

Item 1.	Financial Statements ................................................................................	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations .........................................................................................	15

Item 3.	Qualitative and Quantative Disclosures about Market Risk ......................	38

Item 4.	Controls and Procedures .........................................................................	40

PART II -	OTHER INFORMATION .....................................................................	43

Item 1.	Legal Proceedings ..................................................................................	44

Item 2.	Changes In Securities .............................................................................	44

Item 3.	Default Upon Senior Securities ..............................................................	44

Item 4.	Submission Of Matters To A Vote Of Securities Holders .........................	44

Item 5.	Other Information ...................................................................................	45

Item 6.	Exhibits And Reports On Form 8-K ........................................................	45

	SIGNATURES .......................................................................................	46

	Certifications. ..........................................................................................	47

PART I - FINANCIAL INFORMATION




GBC Bancorp and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(Dollars In Thousands)	2003	2002
ASSETS

Cash and Due From Banks	$ 37,837	$ 46,889
Federal Funds Sold and Securities Purchased Under Agreements to Resell	9,550	181,000
Cash and Cash Equivalents	47,387	227,889

Securities Available-for-Sale at Fair Value (Amortized Cost of $1,113,944 at
June 30, 2003 and $1,050,600 at December 31, 2002, respectively)	1,134,619	1,075,697
Trading Securities	12	1
Loans and Leases	1,219,784	1,198,628
Less: Allowance for Credit Losses	(28,889)	(25,534)
Deferred Loan Fees	(6,273)	(6,595)

Loans and Leases, net	1,184,622	1,166,499
Bank Premises and Equipment, net	5,735	6,286
Due From Customers on Acceptances	9,341	6,525
Real Estate Held for Investment	1,442	1,484
Other Investments	6,093	7,509
Accrued Interest Receivable and Other Assets	17,434	18,854

Total Assets	$ 2,406,685	$ 2,510,744

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand	$ 259,093	$ 251,197
Interest Bearing Demand	489,666	543,969
Savings	95,688	87,540
Time Deposits of $100,000 or More	855,946	879,494
Other Time Deposits	151,645	141,943

Total Deposits	1,852,038	1,904,143

Borrowings from the Federal Home Loan Bank	267,400	322,400
Subordinated Debt	39,465	39,400
Acceptances Outstanding	9,341	6,525
Liability on Securities Awaiting Settlement	-	5,157
Accrued Expenses and Other Liabilities	26,075	29,018

Total Liabilities	2,194,319	2,306,643

Stockholders' Equity
Common Stock, No Par or Stated Value;
40,000,000 Shares Authorized; 11,601,962 and 11,540,762 shares outstanding at
June 30, 2003 and December 31, 2002, respectively (net of 79,001 shares held in trust)	$ 95,811	$ 72,932
Retained Earnings	101,023	112,774
Accumulated Other Comprehensive Income	13,429	16,292
Deferred Compensation	2,103	2,103

Total Stockholders' Equity	212,366	204,101

Total Liabilities and Stockholders' Equity	$ 2,406,685	$ 2,510,744
See Accompanying Notes to Unaudited Consolidated Financial Statements





GBC Bancorp and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share and Share Data)	2003	2002	2003	2002
INTEREST INCOME
Loans and Leases, Including Fees	$ 19,862	$ 20,434	$ 39,591	$ 40,259
Securities Available-for-Sale	8,439	17,984	19,523	34,901
Federal Funds Sold and Securities
Purchased under Agreements to Resell	477	244	966	636
Other	2	5	5	8

Total Interest Income	28,780	38,667	60,085	75,804

INTEREST EXPENSE
Interest Bearing Demand	1,234	2,045	2,474	3,888
Savings	159	308	318	599
Time Deposits of $100,000 or More	5,300	6,006	10,976	12,503
Other Time Deposits	767	795	1,523	1,736
Federal Funds Purchased and Securities
Sold under Repurchase Agreements	1	4	3	7
Borrowings from the Federal Home Loan Bank	2,771	3,433	5,851	6,082
Subordinated Debt	870	870	1,741	1,741

Total Interest Expense	11,102	13,461	22,886	26,556

Net Interest Income	17,678	25,206	37,199	49,248
Provision for Credit Losses	3,568	39,150	8,186	57,664

Net Interest Income/(Loss) after Provision
for Credit Losses	14,110	(13,944)	29,013	(8,416)

NON-INTEREST INCOME
Service Charges and Commissions	1,825	1,837	3,555	3,611
Gain on Sale of Securities Available-for-Sale	-	10,127	-	10,127
Gain on Sale of Fixed Assets	25	-	25	-
Trading Account Revenue	127	(3)	127	16
Expense from Other Investments	(668)	(1,261)	(1,451)	(4,624)
Other	43	51	73	118

Total Non-Interest Income	1,352	10,751	2,329	9,248

NON-INTEREST EXPENSE
Salaries and Employee Benefits	26,913	5,304	32,157	10,336
Occupancy Expense	1,182	1,014	2,192	1,974
Furniture and Equipment Expense	603	782	1,242	1,682
Net Other Real Estate Owned (Income)/Expense	13	(4)	13	(29)
Other	2,126	2,979	4,626	4,624
Change of Fair Value of Derivatives	94	(467)	351	(371)
Total Non-Interest Expense	30,931	9,608	40,581	18,216

Loss before Income Taxes	(15,469)	(12,801)	(9,239)	(17,384)
Income Tax Benefit	(2,397)	(4,791)	(287)	(6,468)
Net Loss	(13,072)	(8,010)	(8,952)	(10,916)

Loss Per Share-Basic & Diluted	$ (1.12)	$ (0.69)	$ (0.77)	$ (0.94)
See Accompanying Notes to Unaudited Consolidated Financial Statements





GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands, Except per Share Amounts)					Accumulated
					Other		Total
	Common Stock		Retained	Deferred	Comprehensive	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Compensation	Income	Income (Loss)	Equity

Balance at December 31, 2000	11,558	$ 62,054	$ 114,266	$ 1,571	$ 9,891		$ 187,782
<s>
Comprehensive Income
Net Income for the year			32,602			$ 32,602	32,602
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					630	630	630
Net Changes in Investment Valuation Allowance					(2,188)	(2,188)	(2,188)
Net Changes in Foreign Currency Translation Adjustments					(1)	(1)	(1)
Comprehensive Income						$ 31,043
Stock Issued for Executive Compensation	-	-					-
Stock Held by Executive Obligation Trust	(26)	(903)		903			-
Stock Issuance	563	5,264					5,264
Tax Benefit-Stock Options Exercised		4,901					4,901
Stock Repurchase	(618)		(17,077)				(17,077)
Cash Dividend - $0.48 per Share			(5,595)				(5,595)

Balance at December 31, 2001	11,477	$ 71,316	$ 124,196	$ 2,474	$ 8,332		$ 206,318
Comprehensive Income
Net Loss for the year			(5,790)			$ (5,790)	(5,790)
Other Comprehensive Income, Net of Tax
Net Changes in Securities Valuation Allowance					5,782	5,782	5,782
Net Changes in Investment Valuation Allowance					2,188	2,188	2,188
Net Changes in Foreign Currency Translation Adjustments					(10)	(10)	(10)
Comprehensive Income						$ 2,170
Stock Issued for Executive Compensation	-	-					-
Stock Held by Executive Obligation Trust	18	371		(371)			-
Stock Issuance	48	1,105					1,105
Tax Benefit-Stock Options Exercised		140					140
Stock Repurchase	(2)		(57)				(57)
Cash Dividend - $0.48 per Share			(5,575)				(5,575)

Balance at December 31, 2002	11,541	$ 72,932	$ 112,774	$ 2,103	$ 16,292		$ 204,101
Comprehensive Loss
Net Loss for the period			(8,952)			$ (8,952)	(8,952)
Other Comprehensive Income/(Loss), Net of Tax:
Net Changes in Securities Valuation Allowance					(2,873)	(2,873)	(2,873)
Net Changes in Foreign Currency Translation Adjustments					10	10	10
Comprehensive loss						$ (11,815)
Stock option exercises	61	1,128					1,128
Tax Benefit-Stock Options Exercised		32					32
Stock Option Compensation Cost		21,719					21,719
Cash Dividend - $0.24 per Share			(2,799)				(2,799)

Balance at June 30, 2003	11,602	$ 95,811	$ 101,023	$ 2,103	$ 13,429		$ 212,366

						For the Three Months	For the Year
Disclosure of Reclassification Amount:						Ended 06/30/2003	Ended 12/31/2002

Net Change of Unrealized (Losses) Gains Arising During Period, Net of Tax
(Benefit)/Expense of ($2,084) and $8,971 in 2003 and 2002, respectively						$ (2,873)	$ 12,365
Less: Reclassification Adjustment for Gains Included in Net Income, Net of Tax
Expense of $4,776 in 2002						-	(6,583)
Net Change of Unrealized (Losses) Gains on Securities, Net of Tax (Benefit)
Expense of ($2,084) and $4,195 in 2003 and 2002, respectively						$ (2,873)	$ 5,782

See Accompanying Notes to Unaudited Consolidated Financial Statements






GBC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	For the Six Months Ended June 30,
(In Thousands)	2003	2002
OPERATING ACTIVITIES
Net Loss	$ (8,952)	$ (10,916)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	739	746
Net Amortization of Premiums on Securities	7,939	1,238
Accretion of Discount on Subordinated Notes	65	65
Write down on Real Estate Held for Investment	42	322
Provision for Credit Losses	8,186	57,664
Amortization of Deferred Loan Fees	(3,021)	(2,799)
Gain on Sale of Securities Available-for-Sale	-	(10,127)
Equity in Losses from Other Investments, Net	1,423	4,617
Gain on Sale of Other Real Estate Owned	-	(7)
Gain on Sale of Fixed Assets	(25)	-
Change of Fair Value of Derivative Instruments	351	(371)
Net (Decrease)/Increase in Trading Securities	(11)	30
Non-Cash Stock Compensation Expense	21,719	-
Net Decrease/(Increase) in Accrued Interest Receivable and Other Assets	1,069	(4,491)
Net Decrease in Accrued Expenses and Other Liabilities	(6,518)	(13,856)

Net Cash Provided by Operating Activities	23,006	22,115

INVESTING ACTIVITIES
Purchases of Securities Available-for-Sale	(449,746)	(462,170)
Proceeds from Maturities of Securities Available-for-Sale	378,463	220,337
Proceeds from Sales of Securities Available-for-Sale	-	216,350
Net Increase in Loans and Leases	(23,288)	(78,687)
Purchase of Equity Interest in Limited Partnerships	(272)	(1,257)
Net Decrease in Other Investments	265	75
Proceeds from Sales of Other Real Estate Owned	-	52
Purchases of Premises and Equipment	(188)	(1,106)
Proceeds from Disposal of Premises and Equipment	25	33
Purchase of Liberty Bank & Trust, Net of Cash Acquired	-	(1,962)

Net Cash Used by Investing Activities	(94,741)	(108,335)

FINANCING ACTIVITIES
Net (Decrease)/Increase in Demand, Interest Bearing Demand and Savings Deposits	(38,259)	99,929
Net Decrease in Time Deposits	(13,846)	(23,516)
Borrowings from the Federal Home Loan Bank	-	95,000
Repayment of Federal Home Loan Bank Borrowings	(55,000)	(10,000)
Repurchase of Company Stock	-	(57)
Cash Dividends Paid	(2,790)	(2,781)
Proceeds from Exercise of Stock Options/Sale of Stock	1,128	942
Issuance of Stock Held by Executive Obligation Trust	-	100
		`
Net Cash (Used)/Provided by Financing Activities	(108,767)	159,617

Net Change in Cash and Cash Equivalents	(180,502)	73,397
Cash and Cash Equivalents at Beginning of Period	227,889	123,034

Cash and Cash Equivalents at End of Period	$ 47,387	$ 196,431

Supplemental Disclosures of Cash Flow Information
Cash Paid During The Period for:
Interest	$ 23,788	$ 26,485
Income Taxes	5,448	1,010

Non-cash Investing Activities
Loans Transferred to Other Real Estate Owned at Fair Value	$ -	$ 45

See Accompanying Notes to Unaudited Consolidated Financial Statements






Supplemental Disclosure for Acquisition of Liberty Bank & Trust

For the Six Months Ended
June 30, 2002
Assets Acquired:
Securities Available-for-Sale	$ 6,476
Loans and Leases	21,667
Premises and Equipment	171
Accrued Interest Receivable and Other Assets	495
Goodwill	4,515
Core Deposit Premium Intangible	964
34,288
Liabilities Assumed:
Deposits	32,240
Accrued Interest and Other Liabilities	86
32,326

Cash Paid for Common Stock, net of Cash Acquired	$ 1,962

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

  The unaudited consolidated financial statements include the accounts of GBC Bancorp ("Bancorp"), its wholly owned subsidiaries, GBC Venture Capital, Inc. ("VC") and General Bank, (the "Bank"), a California state chartered bank, and the Bank's wholly owned subsidiaries, GBC Insurance Services, Inc., GBC Investment & Consulting Company, Inc., GBC Real Estate Investments, Inc., GBC Trade Services, Asia Limited and GB Capital Trust II. The Bank also holds 90% of the voting stock of GBC Leasing Company, Inc., which amount is not material.

  Commitments and Contingencies

  In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying interim consolidated financial statements.

  The following is a summary of the Company's commitments and contingencies as of June 30, 2003 and December 31, 2002:




	June 30,	December 31,
(In Thousands)	2003	2002
Undisbursed Commitments	$524,287	$581,939
Standby Letters of Credit	32,771	32,707
Bill of Lading Guarantees	374	528
Commercial Letters of Credit	56,959	65,709



  Pending Litigation

  In the normal course of business, the Company is subject to pending and threatened legal actions. After reviewing pending actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the financial condition or the results of operations of the Company.

  Loss Per Share

  Loss per share is determined by dividing net loss by the weighted average number of shares of common stock outstanding. No common stock equivalents are included in the computation of the diluted loss per share, as their impact would be anti-dilutive. The following table sets forth diluted loss per share calculations:



	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(In Thousands, Except Share and per Share Data)
Net Loss	$ (13,072)	$ (8,010)	$ (8,952)	$ (10,916)

Weighted Average Shares Outstanding	11,656,182	11,611,238	11,642,070	11,600,594

Loss per Share-Basic and Diluted	($1.12)	($0.69)	$ (0.77)	$ (0.94)

The weighted average shares outstanding includes the shares held in the GBC Bancorp Executive Obligation Trust.



  Quarterly Dividends

  On May 21, 2003, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share of common stock payable on or about July 15, 2003 to shareholders of record on June 30, 2003. On February 25, 2003, the Company's Board of Directors declared a quarterly common stock cash dividend of $0.12 per share of common stock payable on April 15, 2003 to shareholders of record on March 31, 2003. Please see also Note 7, Regulatory Matters, below.

  Recent Accounting Developments

  In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of the Interpretation did not have a material effect on the Company's financial statements.

  In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for periods ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

  In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. As of June 30, 2003, the Company owned interests in two limited partnerships, for which it is reasonably possible that the limited partnerships may be construed to be variable interest entities subject to consolidation under Interpretation No. 46. Both of these investments were formed for the purpose of investing in low-income housing projects, which qualify for federal low-income housing tax credits and/or California tax credits. At June 30, 2003, the carrying amount of those investments in real estate was $1.4 million. As of June 30, 2003, the Company had fully satisfied all capital commitments required under the respective limited partnership agreements. The Company is not liable for the debts, liabilities, contracts, or any other obligation of these limited partnerships under the terms of the respective limited partnership agreements. The Company has not completed its analysis to determine the impact to the Company of adopting Interpretation No. 46, which for the Company will be in the third quarter of 2003. However, the Company expects that the adoption will not have a material impact on the Company's results of operations or financial position.

  In April, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

  In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement is not expected to have a material impact on the Company's financial statements.

  Regulatory Matters

  As a result of the findings of the regulatory examination of General Bank dated June 10, 2002, General Bank has entered into a Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions ("DFI"). The MOU provides that the Bank shall retain management acceptable to the regulatory authorities and shall maintain a Tier 1 leverage capital ratio of at least 7.5%. As of June 30, 2003, the Bank's Tier 1 leverage capital ratio was 8.37%. The MOU further provides that the Bank shall not, without prior written consent of the regulatory authorities, pay cash dividends in the event that payment of such dividends would result in noncompliance with this capital ratio. The Bank has historically paid such dividends to GBC Bancorp ("GBC") at the time of payment of GBC's dividend. As of June 30, 2003, GBC had $13.5 million of cash and a short-term promissory note from General Bank, which is sufficient to pay dividends at the current annual level of $5.6 million per year and $3.4 million of interest on its subordinated debt per year for over a year without receiving a dividend from the Bank. Management does not believe that the MOU will affect the payment of dividends and interest by GBC Bancorp.

  The MOU further provides for reductions in the level of classified assets to a specified percentage of Tier 1 Capital plus the Allowance for Credit Losses by June 30, 2003. As of June 30, 2003, the Bank had reduced such classified assets to well below the level required to be achieved. The MOU further calls for the timely identification and classification of problem loans, improvement of credit-related analysis and reports, a second review of real estate appraisals, and improvements in the loan underwriting and monitoring processes. Although the examination report found the Bank's allowance for credit losses to be adequate, management was required to modify the methodology for the size and complexity of the loan portfolio. Bank Secrecy Act policies and procedures were to be improved to eliminate identified deficiencies and a program to reasonably ensure compliance with the requirements for establishing accounts with a W-8 tax-exempt status was to be developed and implemented. Improvements in the documentation and testing of the interest rate risk model were also called for. The Bank has revised its policies, methodologies and procedures as they relate to both the credit and Bank Secrecy Act issues identified in the MOU. Among other things, the Bank has initiated employee training and a program to test for the effectiveness of the new policies, methodologies and procedures. During the first quarter of 2003, the FDIC conducted a targeted visitation to assess the Board and Management's progress in complying with the MOU.

  During the second quarter of 2003, the FDIC issued a report on a visitation begun late in the first quarter.  The visitation was for the limited purpose of assessing, as of December 31, 2002, the Bank's compliance with the MOU.  In the report, the FDIC identified specific areas that required further attention.  The Bank continues to address these areas and has made further improvements to its policies and procedures.  In addition, the Bank continues to provide training and to test for compliance with its policies and procedures.  While there can be no assurance that the Bank is in full compliance with the MOU, management believes that the measures it has implemented have resulted in compliance with the MOU in all material respects.

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

  Merger Agreement

  On May 7, 2003, the Company announced the signing of a merger agreement with Cathay Bancorp, Inc. ("Cathay"). Under the merger agreement, GBC Bancorp will merge into Cathay, the name of which will be changed to Cathay General Bancorp, and General Bank will merge into Cathay's wholly-owned subsidiary, Cathay Bank. Both the Company and Cathay have scheduled special shareholders meetings for September 17, 2003, and have mailed a joint proxy statement/prospectus to their respective shareholders. The Company expects that the merger will be completed by the end of 2003. However, completion of the merger is subject to shareholder and regulatory approvals and customary closing conditions. Accordingly, there can be no assurance that the merger will be completed or that it will be completed in the expected time period.

  In connection with the signing of the merger agreement with Cathay, the terms of the Company's contingency stock option plan and its 1988 and 1999 stock option plans were modified under certain conditions to accelerate vesting, allow for cashless exercise, and effect other changes, some of which lapse at the merger date.  As a result of these modifications, the Company recorded a non-cash stock compensation expense in the amount of $21,719,000 in the quarter, with the offsetting tax benefit in the amount of $5,012,000 resulting in an increase to stockholders' equity.  See Note 9, "Accounting for Stock-Based Compensation", following.

  Accounting for Stock-Based Compensation

The Company applies the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock option plans. Under this method, compensation expense for fixed plans is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price, and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is generally recorded at the end of each reporting period until the date the number of shares that an individual employee is entitled to receive and the exercise price are known; compensation expense is measured based on the excess of the then current market price of the underlying stock over the exercise price and is recorded using the amortization method prescribed by FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

Prior to the second quarter of 2003, options granted under the Company's 1988 Stock Option Plan and 1999 Employee Stock Incentive Plan (1999 Plan) were accounted for as fixed plans; accordingly, no compensation expense was recorded. Additionally, no compensation expense was recorded under the Company's Contingent Stock Option Plan because they would become exercisable only in the event of certain triggering events, none of which had occurred. Upon the signing of the merger agreement with Cathay, all contingent stock options became exercisable. Also, in connection with the merger agreement, the terms of the 1999 Plan were modified to allow accelerated vesting under certain circumstances, and the terms of all option plans were modified to allow for cashless exercise and effect other changes, some of which lapse upon the close of the merger. These events resulted in variable plan accounting for all of the Company's stock option plans until the earlier of exercise or expiration of the options. During the three and six-month periods ended June 30, 2003, the Company recorded $21,719,000 of stock-based compensation expense and the related tax benefit of $5,012,000.

The following table compares net loss per share as reported by the Company to the pro forma amounts that would have been reported had compensation expense been recognized for the Company's stock-based compensation plans in accordance with SFAS No. 123:




		Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2003		2002	2003		2002
Net Loss as Reported	$ (13,072)		$ (8,010)	$ (8,952)		$ (10,916)

Add: Non-Cash Stock Compensation Expense
Included in Reported Net Loss, Net of Related
Tax Effects	16,707		-	16,707		-

Deduct: Non-Cash Stock Compensation
Expense Determined Under Fair Value Method,
Net of Related Tax Effects	(5,251)		(243)	(5,494)		(486)
Pro Forma Net (Loss)/Income	$ (1,616)		$ (8,253)	$ (2,261)		$ (11,402)

Loss per share as Reported - Basic	$ (1.12)		$ (0.69)	$ (0.77)		$ (0.94)

Pro Forma Earnings (Loss) per share - Basic	$ (0.14)		$ (0.71)	$ 0.19		$ (0.98)
Pro Forma Earnings (Loss) per share - Diluted	$ (0.14)		$ (0.71)	$ 0.19		$ (0.98)



The vesting of the contingent stock options resulted in the recognition of compensation expense under SFAS No. 123. SFAS No. 123 requires that a modification to the terms of an award that increases the award's fair value at the modification date be treated, in substance, as the repurchase of the original award in exchange for a new award of greater value, with additional compensation cost arising from the modification recognized over the related service period. Therefore, the modification to the 1999 Plan to provide for accelerated vesting resulted in the measurement of additional compensation cost at the date of modification for unvested options. Fair value under SFAS No. 123 was determined using the Black-Scholes option-pricing model with the following assumptions in the second quarter of 2003:




	Contingent Stock Option Plan	1999 Plan
Expected life (years)	0.5	1 - 3.3 yr
Risk-free interest rate	1.03%	1.09% - 2.25%
Volatility	23%	34% - 41%
Dividend yield	1.60%	1.60%
Exercise price	$2.17 - $14.25	$19.95 - $37.56
Fair value	$15.67 - $27.69	$2.10 - $11.07



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for credit losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based upon the evaluation of the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrower's ability to repay, as described below in "Allowance for Credit Losses".

The Company accounts for derivatives in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management to value derivatives are based on the most recent information available and other factors which are believed to be reasonable under the circumstances.

OVERVIEW

The net loss for the second quarter of 2003 was $13,072,000, or $1.12 per diluted share compared to $8,010,000, or $0.69 per diluted share for the corresponding period of 2002. The $5,062,000, or 63.2%, increase in loss is primarily the result of a $21,719,000 non-cash stock compensation expense included in salaries and employee benefits, the absence of a $10,127,000 gain on sale of securities available-for-sale and a $7,528,000 decline of net interest income. The above were partially offset by a $35,582,000 reduction of the provision for credit losses.

Excluding the $21,719,000 non-cash stock compensation expense and the associated tax benefit of $5,012,000, operating earnings for the second quarter of 2003 would have been $3,635,000 and would have represented an increase of $11,645,000 from the corresponding quarter of a year ago. There was no non-cash stock compensation expense incurred in 2002. Management believes that the operating results of the Company can best be assessed by excluding the unusual non-cash stock compensation expense which was incurred in connection with the merger agreement with Cathay Bancorp.

For the six months ended June 30, 2003, the net loss totaled $8,952,000, a decrease of $1,964,000 from the net loss of $10,916,000 during the corresponding period of 2002. Loss per diluted share for the six months ended June 30, 2003 was $0.77, compared to the loss per diluted share of $0.94 for the same period of 2002. The reduction of net loss was primarily the result of a decrease in the provision for credit losses. For the six months ended June 30, 2003 and 2002, the provision was $8,186,000 and $57,664,000, respectively, a decline of $49,478,000. In addition, there was a $3,173,000 reduction of expense from other investments. Partially offsetting the above were the absence in 2003 of gains on securities available-for-sale, the $21,719,000 non-cash stock compensation expense included in salaries and employee benefits and a $12,049,000 reduction of net interest income.

Excluding the $21,719,000 non-cash stock compensation expense and the associated tax benefit of $5,012,000, operating earnings for the six months ended June 30, 2003 would have been $7,755,000 and would have represented an increase of $18,671,000 from the corresponding six months of a year ago. There was no non-cash stock compensation expense incurred in 2002. Management believes that the operating results of the Company can best be assessed by excluding the unusual non-cash stock compensation expense which was incurred in connection with the merger agreement with Cathay Bancorp.

The table below provides a reconciliation of the reported loss to operating earnings (loss) which excludes the non-cash stock compensation expense and related tax benefit as discussed above:



Reconciliation to Non-GAAP Measurement
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2003	2002	2003	2002
Net Loss Determined in Accordance with GAAP	$ (13,072)	$ (8,010)	$ (8,952)	$ (10,916)
Add: Non-Cash Employee Compensation Expense	21,719	-	21,719	-
Deduct: Tax Benefit for
Non-Cash Employee Compensation Expense	(5,012)	-	(5,012)	-
Operating Earnings (Loss)	$ 3,635	$ (8,010)	$ 7,755	$ (10,916)



For the quarter ended June 30, 2003 and 2002, the annualized return on average assets ("ROA") was (2.13)% and (1.25)%, respectively, and the annualized return on average stockholders' equity ("ROE") was (24.97)% and (15.93)%, respectively.

For the six months ended June 30, 2003 and 2002, the ROA was (0.73)% and (0.88)%, respectively. For the six months ended June 30, 2003 and 2002, the ROE was (8.63)% and (10.67)%, respectively.

RESULTS OF OPERATIONS

Net Interest Income-Quarterly Results

For the quarters ended June 30, 2003 and 2002, net interest income before the provision for credit losses decreased $7,528,000 or 29.9%, from $25,206,000 to $17,678,000. The decline was due primarily to the decline of the net interest margin to 2.92% from 4.01%.

Total interest income for the quarter ended June 30, 2003 was $28,780,000, representing a $9,887,000, or 25.6%, decrease from the corresponding quarter of a year ago. The decline was related to the yield on earning assets which decreased to 4.76% for the three months ended June 30, 2003 from 6.16% for the three months ended June 30, 2002. The 140 basis point decline is primarily due to the reduction of the yield on the securities portfolio. For the quarters ended June 30, 2003 and 2002, the average yield on securities available-for-sale was 3.23% and 5.75%, respectively, or a reduction of 252 basis points. Prepayments on mortgage-backed securities combined with lower reinvestment rates negatively impacted the yield on the securities portfolio. As of June 30, 2003, the expected weighted average life of the securities portfolio was 2.1 years. Also, during the second quarter of 2002, there were sales of securities from the available-for-sale portfolio with a book value of $206.2 million and related gains on sale amounting to $10,127,000. The weighted average yield on the securities sold was 6.43%. The yields on the other interest earning assets also declined. The yield on loans and leases declined to 6.47% from 6.76%, for the quarters ended June 30, 2003 and 2002, respectively, representing a 29 basis point decline. The yield on federal funds sold and securities purchased under agreements to resell declined to 1.31% from 1.85% for the quarters ended June 30, 2003 and 2002, respectively, representing a 54 basis point decrease. The decline of the yield on loans and leases and the yield on federal funds sold and securities purchased under agreements to resell mirrored the decline of the average prime rate, which decreased 50 basis points to 4.25% from 4.75% for the quarters ended June 30, 2003 and 2002, respectively.

Also contributing to the reduced interest income for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was a reduction of average interest earning assets. For the three months ended June 30, 2003 and 2002, average interest earning assets were $2,426.5 million and $2,518.9 million, respectively, representing a decline of $92.4 million, or 3.7%. The decline was primarily in the securities available-for-sale portfolio, which decreased $204.2 million due to the increase of federal funds sold and securities purchased under agreement to resell. Average loans and leases increased $18.5 million, partially offsetting the decline of other average interest-earning assets.

Total interest expense for the quarter ended June 30, 2003 was $11,102,000, representing a $2,359,000, or 17.5%, decrease from the corresponding quarter of a year ago. The decrease was primarily due to a lower cost of funds. For the quarters ended June 30, 2003 and 2002, the cost of funds was 2.26% and 2.57%, respectively, representing a 31 basis point decline. The decrease in the cost of funds was primarily the result of the decrease in interest rates as explained above. In addition, there was a decline of average interest bearing liabilities of $131.9 million, or 6.3%.

For the quarter ended June 30, 2003, average interest-bearing deposits were $1,648.8 million compared to $1,728.8 million for the corresponding period of a year ago, representing a $80.0 million, or 4.6%, decrease. The decrease was attributable to decreases in all deposit categories except other time deposits which increased $9.7 million, or 6.8%. The rates paid on all categories of interest-bearing deposits decreased. For the three months ended June 30, 2003 and 2002, rates paid on interest-bearing deposits were 1.81% and 2.12%, respectively. The following table displays the average balances and rates paid for the deposit products comprising the interest-bearing deposits of the Bank for the quarters ended as indicated:




                                                                                    For the Three Months Ended June 30,

(Dollars In Thousands)                                                             2003                 2002

Interest-bearing demand - Average balance	$536,637	$545,904
Rate	0.92%	1.50%

Savings - Average balance	95,304	102,368
Rate	0.66%	1.21%

Time deposits of $100,000 or more - Average balance	865,117	938,456
Rate	2.46%	2.57%

Other time deposits - Average balance	151,716	142,045
Rate	2.03%	2.24%



For the three months ended June 30, 2003 and 2002, the total of federal funds purchased, borrowings from the Federal Home Loan Bank and subordinated debt averaged $321.4 million and $373.3 million, respectively. The $51.9 million reduction was primarily due to maturities of the Federal Home Loan Bank borrowings. For the three months ended June 30, 2003 and 2002, the average balance of borrowings from the Federal Home Loan Bank was $281.5 million and $333.2 million, respectively, a decrease of $51.7 million. The rates paid on non-deposit funds were 4.55% and 4.63% for the three months ended June 30, 2003 and 2002, respectively.

The net interest spread, defined as the yield on earning assets less the rates paid on interest-bearing liabilities, decreased 109 basis points to 2.50% for the quarter ended June 30, 2003, from 3.59% for the corresponding period of a year ago. The decline is due to the differential of the reduction of the cost of funds compared to the reduction of the yield on earning assets.

The net interest margin, defined as annualized net interest income divided by average interest-earning assets, decreased 109 basis points to 2.92% for the quarter ended June 30, 2003, from 4.01% for the corresponding period of a year ago. The decline of the net interest margin was primarily the result of the decline of the net interest spread due to the reasons as discussed in the above paragraphs.

Net Interest Income-Six-Month Results

For the six months ended June 30, 2003, net interest income before the provision for credit losses was $37,199,000, representing a $12,049,000, or 24.5%, decline from the corresponding period of a year ago for the reasons discussed in the above paragraphs.

Total interest income for the six months ended June 30, 2003 was $60,085,000 compared to $75,804,000, a $15,719,000, or 20.7%, decline from the corresponding period of a year ago. The decrease is primarily the result of the decline of the yield on average interest-earning assets. For the six months ended June 30, 2003 and 2002, the yield was 4.97% and 6.22%, respectively. As was the case for the three months ended June 30, 2003 and 2002, the 125 basis point decline is primarily due to the reduction of the yield on securities available-for-sale. For the six months ended June 30, 2003 and 2002, this yield was 3.71% and 5.85%, respectively, or a reduction of 214 basis points. The decline of the yield on securities available-for-sale was due to the reasons explained above. For the six months ended June 30, 2003 and 2002, the daily average prime rate was 4.25% and 4.75%, respectively, a 50 basis point decline. The 36 basis-point decline of the yield on loans and leases from 6.86% to 6.50%, and the 54 basis-point decline of federal funds sold and securities purchased under agreements to resell to 1.32% from 1.86% for the six months ended June 30, 2003 and 2002, respectively, reflecting the 50 basis point decline of the above-referenced average prime rate of interest.

Average earning assets declined $19.3 million to $2,436.7 million for the six months ended June 30, 2003, from $2,456.0 million for the six months ended June 30, 2002. This decline was mainly due to a $140.5 million decrease in securities investment partially offset by a $78.0 million increase in federal funds sold and securities purchased under agreements and by a $43.1 million increase in loans and leases. The decline of average earning assets also contributed to the reduction of interest income.

Total interest expense for the six months ended June 30, 2003 and 2002, was $22,886,000 and $26,556,000, respectively, representing a $3,670,000, or 13.8%, decrease. This decrease is due to both the decrease of the cost of funds and the decline of interest-bearing liabilities. The cost of funds decreased 30 basis points from 2.63% to 2.33% for the six months ended June 30, 2002 and 2003. The decrease of the cost of funds was primarily the result of the decline of deposit rates caused by the movement of the prime rate of interest as discussed above. The rate paid on average interest-bearing deposits was 1.87% and 2.21% for the six months ended June 30, 2003 and 2002, respectively, or a decline of 34 basis points.

The average balance and the rates paid for the deposit products comprising the interest bearing deposits of the Bank were as follows for the six month periods as indicated:




                                                                                            For the Six Months Ended June 30,

(Dollars In Thousands)                                                                     2003                     2002

Interest-bearing demand - Average balance	$ 532,525	$ 527,314
Rate	0.94%	1.49%

Savings - Average balance	$93,011	$101,491
Rate	0.69%	1.19%

Time deposits of $100,000 or more - Average balance	$ 876,247	$ 930,211
Rate	2.53%	2.71%

Other time deposits - Average balance	$ 148,436	$ 146,559
Rate	2.07%	2.39%



For the six months ended June 30, 2003 and 2002, the total of federal funds purchased, borrowings from the Federal Home Loan Bank and subordinated debt averaged $335.1 million and $334.2 million, respectively. The rates paid on non-deposit funds were 4.57% and 4.72% for the six months ended June 30, 2003 and 2002, respectively.

For the six months ended June 30, 2003, the net interest spread decreased to 2.64% from 3.59% for the six months ended June 30, 2002, a 95 basis point decline.

For the six months ended June 30, 2003 and 2002, the net interest margin was 3.08% and 4.04%, respectively, a 96 basis point decline. The decline of the margin was primarily the result of the reduced spread.

Provision for Credit Losses

For the quarter ended June 30, 2003, the provision for credit losses totaled $3,568,000, compared to a $39,150,000 provision for credit losses for the corresponding period of a year ago. The decrease is mainly due to the reduced problem commercial credits. For the quarter ended June 30, 2003, the review of problem loans and leases resulted in $2.3 million of net charge-offs which compares with $47.2 million of net charge-offs for the corresponding quarter of a year ago.

For the six months ended June 30, 2003 and 2002, the provision for credit losses was $8,186,000 and $57,664,000, respectively. The net charge-offs decreased $48.6 million to $4.8 million for the six months ended June 30, 2003 from $53.4 million for the six months ended June 30, 2002.

Among the charge-offs for the six months ended June 2002, $45.3 million were associated with loans originated by the New York loan production office. This office was closed on August 9, 2002.

Non-accrual loans as of June 30, 2003 and 2002 were $21.9 million and $23.7 million, respectively, representing a decline of $1.8 million.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2003 totaled $1,352,000, representing a $9,399,000, or 87.4%, decrease from the $10,751,000 for the three months ended June 30, 2002. This decrease was primarily due to the absence of gain from the sale of available-for-sale securities. During the three months ended June 30, 2002, the Company recognized $10,127,000 of gains from the sale of $206.2 million of securities available-for-sale. Partially offsetting the decrease was a reduction of $593,000 in expense from other investments. Expense from other investments was $668,000 and $1,261,000 for the three months ended June 30, 2003 and 2002, respectively, of which $650,000 and $1,117,000, respectively, were expenses associated with venture capital investments owned by GBC Venture Capital. Expense from other investments is recorded using the equity method of accounting.

For the six months ended June 30, 2003, non-interest income totaled $2,329,000, representing a $6,919,000, or 74.8%, decrease compared to $9,248,000 for the six months ended June 30, 2002. As was the case for the quarterly comparison, the decreases of non-interest income was primarily due to the absence of gain from the sale of securities available-for-sale. There were no sales of securities during the six months ended June 30, 2003. Offsetting the above decrease was the decline in expense from other investments. For the six months ended June 30, 2003 and 2002, expense from other investments was $1,451,000 and $4,624,000, respectively. The $3,173,000 reduction of expense from other investments was primarily the result of an impairment loss of $3,155,000 recorded in the six months ended June 30, 2002 relating to the Company's 10% beneficial ownership in Aircraft Finance Trust ("AFT"). The investment in AFT was entirely written off in the fourth quarter of 2002.

Non-Interest Expense

For the three months ended June 30, 2003, non-interest expense was $30,931,000, representing a $21,323,000, or 221.9%, increase over $9,608,000 for the corresponding period of a year ago. This increase was primarily due to the $21,719,000 non-cash stock compensation expense classified as salaries and employee benefits. This expense is associated with the vesting and modification of the terms of the Company's contingency stock option plan, which options became vested upon signing the merger agreement with Cathay Bancorp, and modifications of its 1988 and 1999 stock option plans in connection with the merger agreement with Cathay Bancorp. The non-cash stock compensation expense does not reduce the Company's stockholders' equity. Rather, a $5,012,000 tax benefit relating to the non-cash stock compensation expense was recorded, which increased stockholders' equity by such amount. This tax benefit is based on the compensation expense, net of an amount estimated as the non-deductible portion of the expense.

Non-interest expense also includes the change in fair value of the Company's derivatives which are accounted for under SFAS No. 133. For the three months ended June 30, 2003 and 2002, the fair value of the Company's warrant portfolio declined (increased) $94,000 and $(467,000), respectively. For the three months ended June 30, 2003, non-interest expense classified as "other" was $2,126,000, compared to $2,979,000 for the three months ended June 30, 2002. The decline was primarily due to a $1,179,000 litigation settlement recovery received in the second quarter of 2003, which was recorded as an offset against "other" expense. Also recorded in "other" expense was $0.7 million of merger-related expenses.

For the six months ended June 30, 2003, non-interest expense was $40,581,000, representing a $22,365,000, or 122.7%, increase from $18,216,000 reported for the corresponding period of a year ago. This increase was primarily due to the $21,719,000 non-cash stock compensation expense classified in salaries and employee benefits, as described above. For the six months ended June 30, 2003 the fair value of the Company's warrant portfolio declined $351,000 compared to a $371,000 increase during the corresponding period of the year ago period.

Non-interest expense classified as "other" was consistent with the six month period ended June 30, 2002 to the comparable period ended June 30, 2003. Professional services expenses of $1.4 million related to the announced merger were offset by the receipt of a litigation settlement recovery in the amount of $1,179,000.

Provision for Income Taxes

For the quarters ended June 30, 2003 and 2002, the benefit for income taxes was $2,397,000 and $4,791,000, respectively. The benefit for the quarters ended June 30, 2003 and 2002 represented effective tax rates of 15.5% and 37.4% of pre-tax loss, respectively. The reduced tax benefit in 2003 is the result of the effect of the non-cash stock compensation expense and the merger-related expenses expected to be non-deductible for tax purposes.

For the six months ended June 30, 2003 and 2002, the benefit for income taxes was $287,000 and $6,468,000, respectively. The benefit for the six months ended June 30, 2003 and 2002 represented effective tax rates of 3.1% and 37.2% of pre-tax loss, respectively. The difference in the effective tax benefits is as explained above.

FINANCIAL CONDITION

As of June 30, 2003, total assets decreased $104.1 million, or 4.1%, to $2,406.7 million from $2,510.7 million as of December 31, 2003. Total deposits declined $52.1 million to $1,852.0 million as of June 30, 2003, from $1,904.1 million as of December 31, 2002. Approximately $35 million of this decline occurred due to the acquisition of a corporate depositor of the Bank, whose cash was subsequently withdrawn by the acquirer. The majority of the remaining decline was associated with deposits of high tech companies.

In addition to the decline of deposits, borrowings from the Federal Home Loan Bank declined $55.0 million to $267.4 million as of June 30, 2003 from $322.4 million as of December 31, 2002 due to non-renewal of maturing advances that were repaid.

Stockholders' equity increased to $212.4 million as of June 30, 2003 from $204.1 million, as of December 31, 2002, an increase of $8.3 million, or 4.05%. The $21,719,000 non-cash stock compensation expense, as discussed in previous sections, did not reduce the Company's stockholders' equity. Rather the $5,012,000 tax benefit relating to the non-cash stock compensation expense was recorded and increased stockholders' equity by $5,012,000. (See also sections entitled "Non-Interest Expense" above, and "Capital Resources" below.)

Loans and Leases

Gross loans and leases were $1,219.8 million at June 30, 2003, compared to $1,198.6 million at December 31, 2002. As shown in the table below, the increase from year-end was entirely attributable to the conventional real estate portfolio. In the second quarter of 2003, the Bank experienced approximately $100 million of pay-offs in its construction real estate loan portfolio due to increased sales of the underlying collateral, reflecting the real estate market and the low level of interest rates. These payoffs resulted in a decline of real estate construction loans from $317 million at March 31, 2003 to $291.9 million at June 30, 2003. New loan originations and disbursements from existing loan commitments reduced the impact of the loan pay-offs. Undisbursed real estate construction loans were $226 million at June 30, 2003, up $7 million from the level of March 31, 2003.

The following table sets forth the amount of loans and leases outstanding by category and the percentage of each category to the total loans and leases outstanding:



	June 30, 2003		December 31, 2002

(In Thousands)	Amount	Percentage	Amount	Percentage
Commercial	$ 371,172	30.43%	$ 386,083	32.21%
Real Estate - Construction	291,854	23.92%	301,376	25.14%
Real Estate - Conventional	527,777	43.27%	471,454	39.33%
Installment	86	0.01%	174	0.01%
Other Loans	19,735	1.62%	30,399	2.54%
Leveraged Leases	9,160	0.75%	9,142	0.76%
Total	$ 1,219,784	100.00%	$ 1,198,628	100.00%



The two largest concentrations in commercial loans continue to be the apparel/textile industry and the computer/electronic goods industry (excluding early-stage technology companies). The approximate amounts of commercial loans for these two industry segments as of June 30, 2003 are $61.1 million and $39.4 million, respectively. There are also $19.1 million of loans to early stage high technology companies.

Also included in commercial loans are five credits that are participations in facilities to Indian casinos that are construction loans to be repaid under mini-perm facilities from the cash flow of the casinos. The total commitments were $40.3 million as of June 30, 2003 and the total loans outstanding were $28.1 million. All were performing in accordance with the borrowing agreements. The Bank does not intend to participate in additional Indian casino loans.

The following table sets forth the break-down by type of collateral for construction and conventional real-estate loans as of June 30, 2003 and December 31, 2002:



	June 30, 2003				December 31, 2002
(Dollars In Thousands)			Conventional				Conventional
	Construction		Real Estate		Construction		Real Estate
Project Type	Loans	Percentage	Loans	Percentage	Loans	Percentage	Loans	Percentage
Residential:
Single-Family	$ 94,566	32%	$ 8,253	2%	$ 108,761	36%	$ 12,288	3%
Townhouse	5,478	2	533	-	765	1	449	-
Condominiums	124,424	43	1,373	-	117,369	38	2,805	1
Multi-Family	15,844	5	69,298	13	12,811	4	58,711	12
Land Development	29,154	10	-	-	37,830	13	735	-
Land	-	-	35,383	7	-	-	37,222	8

Total Residential	$ 269,466	92%	$ 114,840	22%	$ 277,536	92%	$ 112,210	24%

Non-Residential:
Warehouse	$ 3,673	1%	$ 95,714	18%	$ -	-%	$ 60,308	13%
Retail Facilities	1,069	-	87,959	17	3,754	1	84,315	18
Industrial Use	5,296	2	56,172	11	5,044	2	58,088	12
Office	7,627	3	75,555	14	8,443	3	64,808	14
Hotel and Motel	676	-	59,502	11	4,956	2	60,600	13
Land	-	-	7,623	1	-	-	7,543	1
Other	4,047	2	30,412	6	1,643	-	23,582	5

Total Non-Residential	$ 22,388	8%	$ 412,937	78%	$ 23,840	8%	$ 359,244	76%

Total	$ 291,854	100%	$ 527,777	100%	$ 301,376	100%	$ 471,454	100%



As of June 30, 2003, the Company had an ownership interest in one leveraged lease of a Boeing 737 aircraft leased by Continental Airlines. As of June 30, 2003, this total investment included as part of loans and leases was $9.2 million. Such amount includes an estimated residual value of $7.6 million. The debt that is senior to the Company's investment is $12.0 million. Although the current market value of such aircraft is difficult to ascertain at this time, should the lessee default, the lease would be substantially at risk due to the debt outstanding and the depressed market value of such aircraft.

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

The Company has a policy of classifying loans (including an impaired loan) which are 90 days past due as to principal and/or interest as non-accrual loans unless management determines that the fair value of underlying collateral is substantially in excess of the loan amount or other circumstances justify treating the loan as fully collectible. When a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. A loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. Interest received on non-accrual loans generally is either applied as principal reduction or reported as recoveries on amounts previously charged off, according to management's judgment as to the collectability of principal.

The following table provides information with respect to the Company's past due loans, non-accrual loans and restructured loans, as of the dates indicated:




(IN THOUSANDS)	June 30, 2003	December 31, 2002
Loans 90 Days or More Past Due and Still Accruing	$ -	$ 900
Non-accrual Loans	21,896	24,770
Total Past Due Loans	21,896	25,670
Restructured Loans (on Accrual Status)	587	666
Total Non-performing Assets	$ 22,483	$ 26,336



Total non-performing assets decreased to $22.5 million, as of June 30, 2003, from $26.3 million, as of December 31, 2002, representing a $3.8 million, or 14.6%, decrease.

Loans 90 Days or More Past Due

As of June 30, 2003, there were no loans 90 days or more past due and still accruing. As of December 31, 2002, one borrower with two outstanding notes constituted the $900,000 amount. The notes were paid off in January, 2003.

Non-Accrual Loans

Non-accrual loans declined $2.9 million, or 11.6%, to $21.9 million as of June 30, 2003 from $24.8 million as of December 31, 2002. The reduction was primarily due to charge-offs and repayments.

The following table identifies the components of the decrease in non-accrual loans during the six months ended June 30, 2003:




Non-Accrual Loans (In Thousands)

Balance, December 31, 2002	$24,770
Add: Loans placed on non-accrual	14,757
Less: Charge-offs	(6,022)
Returned to accrual status	(1,563)
Repayments	(10,046)
Balance, June 30, 2003	$21,896



The following table breaks out the Company's non-accrual loans by category as of June 30, 2003 and December 31, 2002:




(IN THOUSANDS)	June 30, 2003	December 31, 2002
Commercial	$ 18,183	$ 22,916
Real Estate-Construction	2,950	1,584
Real Estate-Conventional	759	260
Other	4	10
Total	$21,896	$24,770



Of the $18.2 million of non-accrual commercial loans as of June 30, 2003, $0.5 million, $1.1 million and $0 were from the apparel textile, computer/electronic goods industries and early-stage high technology companies, respectively.

Restructured Loans

As of June 30, 2003, the balance of restructured loans was $0.6 million compared to $0.7 million as of December 31, 2002. A loan is categorized as restructured if the original interest rate on such loan, the repayment terms, or both, are modified due to a deterioration in the financial condition of the borrower. Restructured loans may also be put on a non-accrual status in keeping with the Bank's policy of classifying loans which are 90 days past due as to principal and/or interest. Restructured loans which are non-accrual loans are not included in the balance of restructured loans. As of June 30, 2003, there was one restructured loan with a balance of $42,000 on non-accrual status. The weighted average yield of the restructured loans as of June 30, 2003 was 11.25%.

There are no commitments to lend additional funds on any of the restructured loans.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The following table discloses pertinent information as it relates to the Company's impaired loans as of the dates indicated:



(IN THOUSANDS)	June 30, 2003	Dec. 31, 2002
Recorded Investment with Related Allowance	$10,744	$16,922
Recorded Investment with no Related Allowance	9,047	-
Total Recorded Investment	19,791	16,922
Allowance for Impaired Loans	(2,790)	(3,702)
Net Recorded Investment in Impaired Loans	$17,001	$13,220



The average balance of impaired loans before the allowance was $17.8 million for the six months ended June 30, 2003 and $24.6 million for the year ended December 31, 2002.

For the six months ended June 30, 2003 and 2002, interest income recognized on impaired loans was $88,000 and $0, respectively. Of the amount of interest income recognized during the six months ended June 30, 2003 and 2002, no interest was recognized under the cash basis method.

Management cannot predict the extent to which the current economic environment, including the real estate market, may continue to improve or worsen, or the full impact such environment may have on the Bank's loan portfolio. Furthermore, as the Bank's primary regulators review the loan portfolio as part of their routine, periodic examinations of the Bank, their assessment of specific credits may affect the level of the Bank's non-performing loans. Accordingly, there can be no assurance that other loans will not be placed on non-accrual, become 90 days or more past due, have terms modified in the future, or become other real estate owned.

Allowance for Credit Losses

As of June 30, 2003, the balance of the allowance for credit losses was $28.9 million, representing 2.37% of outstanding loans and leases. This compares to an allowance for credit losses of $25.5 million as of December 31, 2002, representing 2.13% of outstanding loans and leases.

The table below summarizes the activity in the allowance for credit losses (which amount includes the allowance on impaired loans) for the six months ended as indicated:




(In Thousands)	June 30, 2003	June 30, 2002
Balance, Beginning of Period	$25,534	$23,656
Provision for Credit Losses	8,186	57,664
Charge-offs	(5,185)	(53,637)
Recoveries	354	247
Balance, End of Period	$28,889	$27,930



As of June 30, 2003, the allowance represents 128.5% of non-performing loans. Non-performing loans includes loans 90 days or more past due and still accruing, non-accrual loans and restructured loans. As of June 30, 2003, the allowance represents 131.9% of non-accrual loans. As of December 31, 2002, the allowance represented 97.0% and 103.1% of non-performing loans and of non-accrual loans, respectively.

The provision for credit losses is an amount required to maintain an allowance for credit losses that management believes is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the loan and lease portfolio. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimable credit loss inherent in the portfolio, including unfunded commitments. Additions to the allowance result from recording provision for loan losses or loan recoveries, while charge-offs are deducted from the allowance. Management evaluates the loan portfolio, the economic environment, historical loan loss experience, collateral values and assessments of borrowers' ability to repay in determining the amount of the allowance for credit losses. The balance of the allowance for credit losses is an accounting estimate of probable but unconfirmed losses in the Bank's loan portfolio as of June 30, 2003 and December 31, 2002. The amount is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The Company's methodology for assessing the appropriateness of the allowance consists primarily of the use of a formula allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and leases and certain unused commitments, in each case based on the internal risk ratings of such loans, pools of loans, leases or commitments. Changes in risk ratings of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affect the collectibility as of the evaluation date. Loss factors are described as follows:

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

    Pass graded loan loss factors are based on a migration analysis, similar to that used for problem graded loan loss factors.

    The Bank has identified six portfolio segments where a specific loss factor has been developed and applied. The segments are: real estate term loans, real estate construction loans, land loans, high technology credits, loans to borrowers in the apparel and textile industries, and loans to borrowers in the computer and electronics industries. Each portfolio segment shares risk characteristics that are common to the group of loans. Each segment is subject to a migration analysis in order to establish a loss factor for that particular segment.

Adjustments to the final allowance reflect management's analysis of current conditions which are expected to affect loss experience. Additionally, at the end of each quarter, management may establish further discretionary allowances for the period which reflect temporary influences on expected loan loss experience. These factors include:

  Changes in economic and business conditions;
  Changes in the nature of and concentrations in the portfolio;
  Changes in the trend of amounts and/or severity of past due and classified loans, trends in the level of non-accrual loans, troubled debt restructurings, or other indicators; and
  Changes in external factors such as competition or legal and regulatory requirements.

Securities

The Company classifies its securities as held-to-maturity, trading or available-for-sale. Securities classified as held-to-maturity are those debt securities that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost. As of June 30, 2003 and December 31, 2002, there were no securities held-to-maturity.

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

As of June 30, 2003, the Company recorded net unrealized gains of $20,675,000 on its available-for-sale portfolio. Accumulated other comprehensive income includes $13,439,000, representing the net unrealized gains, net of tax.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities at June 30, 2003 and December 31, 2002 were as follows:



		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2003	Cost	Gains	Losses	Value
Securities Available-for-Sale
State and Municipal Securities	$ 2,216	$ 112	$ -	$ 2,328
U. S. Treasuries	1,053	55	-	1,108
U.S. Government Agencies	91,850	4,489	-	96,339
Mortgage Backed Securities	527,747	9,258	287	536,718
Commercial Mortgage Backed Securities	91,188	5,194	-	96,382
Corporate Notes	19,348	595	-	19,943
Collateralized Mortgage Obligations	354,584	1,475	487	355,572
Asset Backed Securities	8,644	271	-	8,915
FHLB Stock	17,314	-	-	17,314

Total	$1,113,944	$21,449	$ 774	$1,134,619

		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Securities Available-for-Sale
State and Municipal Securities	$ 2,221	$ 52	$ -	$ 2,273
U. S. Treasuries	1,066	52	-	1,118
U.S. Government Agencies	61,964	3,606	-	65,570
Mortgage Backed Securities	493,815	11,826	57	505,584
Commercial Mortgage Backed Securities	103,837	4,928	-	108,765
Corporate Notes	40,468	653	-	41,121
Collateralized Mortgage Obligations	309,835	3,525	64	313,296
Asset Backed Securities	19,374	576	-	19,950
FHLB Stock	18,020	-	-	18,020

Total	$ 1,050,600	$ 25,218	$ 121	$ 1,075,697



As of June 30, 2003, the fair value of total securities available-for-sale was $1,134.6 million, of which $19.9 million is unsecured corporate debt, as shown below (Dollars in millions):



Countrywide Credit	$ 2.1
Gannett	5.3
General Motors	1.1
Gillette	5.1
Lehman Brothers	1.1
National Rural Utilities	5.2
Total	$ 19.9



As of June 30, 2003, trading securities totaled $12,000 and were comprised of two equity issues. The instruments are non-interest bearing.

There were no sales of securities available-for-sale for the six months ended June 30, 2003.

During the three and six-month periods ended June 30, 2002 there were sales of securities from the available-for-sale portfolio with a book value of $206.2 million for which proceeds of $216.4 million were received. The related gains on sale were $10,127,000. The weighted average yield on the securities sold was 6.43%.

Other Investments

As of June 30, 2003, other investments totaled $6.1 million. The balance includes $5.6 million of investments in various venture capital funds that invest in technology companies. As of June 30, 2003, undisbursed commitments to invest in these various funds totaled $4.6 million.

Also included in other investments are investments made by the Bank in corporations responsible for lending activities qualifying under, among other things, the Community Reinvestment Act. These investments are accounted for by the cost method or equity method, as appropriate. As of June 30, 2003, the balance of these investments was $0.5 million.

Deposits

The Company's deposits totaled $1,852.0 million as of June 30, 2003, representing a $52.1 million, or 2.7%, decrease from total deposits of $1,904.1 million as of December 31, 2002. The decline was primarily due to a $54.3 million decrease in interest-bearing demand deposits and a $23.5 million decrease in time deposits of $100,000 and more. This decrease was partially offset by increases in the following:

    $9.7 million increase in other time deposits,
    $8.1 million increase in saving deposits, and
    $7.9 million increase in non-interest-bearing demand deposits.

As indicated previously, the net decline of deposits was primarily attributable to the loss of a large corporate depositor due to its acquisition and the outflow of high tech company deposits. There were brokered deposits outstanding of $3.0 million and $3.9 million as of June 30, 2003 and December 31, 2002, respectively. It is not the intent of the Bank to accept additional brokered deposits. The outstanding deposits are not being renewed upon their maturity.

The maturity schedule of time deposits of $100,000 or more, as of June 30, 2003, is as follows:




(In Thousands)	Amount
3 Months or Less	$351,726
Over 3 Months Through 6 Months	200,818
Over 6 Months Through 12 Months	177,027
Over 12 Months	126,375
Total	855,946



Other Borrowings

The Bank has obtained advances from the Federal Home Loan Bank of San Francisco (the "FHLB") totaling $267.4 million as of June 30, 2003. The advances are under an existing line of credit. The FHLB informed the Bank in April 2003 that this line has been reduced to 20% of its assets from the prior level of 25%. As of June 30, 2003, total advances represented 11.1% of the Bank's total assets. The Bank has been repaying the advances as they matures and expects to continue this strategy in the future. Therefore, the decline in the line of credit from the FHLB is not expected to have an impact on the Bank's liquidity.

The maturity schedule of outstanding advances as of June 30, 2003 is as follows:



(In Thousands)	Amount	Fixed Rate of Interest
3 Months or Less	$ 40,000	3.18% - 4.67%
Over 3 Months Through 12 Months	208,400	2.89% - 5.25%
Over 1 Year Through 3 Years	19,000	4.84% - 5.06%
Total	$ 267,400	2.89% - 5.25%



The total outstanding advances of $267.4 million as of June 30, 2003 have a weighted average fixed rate of interest of 3.84%.

Subordinated debt is comprised of a $40 million public offering issuance of 8.375% subordinated notes due August 1, 2007. Proceeds of $38.7 million, net of underwriting discount of $1.3 million, were received by the Company at date of issuance. The discount is amortized as a yield adjustment over the 10-year life of the notes.

Capital Resources

Stockholders' equity totaled $212.4 million as of June 30, 2003, an increase of $8.3 million, or 4.1%, from $204.1 million, as of December 31, 2002. The growth is the net result of the following:




(In millions)
Balance at December 31, 2002	$204.1
Less: Net loss	(9.0)
Add: Non-cash stock compensation expense	21.7
Less: Reduction of accumulated other comprehensive income	(2.8)
Less: Cash dividends	(2.8)
Add: Stock options exercises and related tax benefits	1.2
Balance at June 30, 2003	$212.4



In February, 2001, the Board of Directors authorized a stock repurchase program approving the buy-back of up to 500,000 shares of the Company's stock. As of June 30, 2003, 405,000 shares had been repurchased at an average cost of $26.83 per share for a total of $10.9 million. There is an additional 300,000 share program authorized by the Board after the above program is completed. Under the terms of the merger agreement, no shares can be repurchased without the prior consent of Cathay Bancorp. No shares were repurchased during the six months ended June 30, 2003.

Capital ratios for the Company and for the Bank were as follows as of the dates indicated:




	Well-Capitalized	June 30,	December 31,
	Requirements	2003	2002
GBC Bancorp
Tier 1 Leverage Ratio	5%	7.87%	7.33%
Tier 1 Risk-Based Capital Ratio	6%	12.12%	10.51%
Total Risk-Based Capital Ratio	10%	14.89%	13.62%
General Bank
Tier 1 Leverage Ratio	5%	8.37%	7.91%
Tier 1 Risk-Based Capital Ratio	6%	12.92%	11.37%
Total Risk-Based Capital Ratio	10%	14.17%	12.62%



Please see also note 7, Regulatory Matters, of Notes to Unaudited Consolidated Financial Statements.

For the quarter ended June 30, 2003, the ratio of the Company's average stockholders' equity to average assets was 8.52%. For the year ended December 31, 2002, this ratio was 8.23%.

GBC Bancorp Executive Obligation Trust (The "Trust")

In the first quarter of 2000, the Company entered into a trust agreement providing for the Trust with Union Bank of California as trustee. There were no transactions involving the Trust for the six months ended June 30, 2003, other than the receipt of cash dividends on the shares held.

In the consolidated financial statements, the shares held in the Trust are reduced from common stock and included as a separate component of stockholders' equity captioned "deferred compensation". As of June 30, 2003, this amount was $2,103,000, representing the cost of the 79,001 shares held in the Trust.

Liquidity

Liquidity measures the ability of the Company to meet fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by management on an on-going basis. Asset liquidity is provided by cash and short-term financial instruments which include federal funds sold and securities purchased under agreements to resell, unpledged securities held to maturity maturing within one year and unpledged securities available-for-sale. These sources of liquidity amounted to $877.2 million, or 36.5% of total assets, as of June 30, 2003, compared to $957.7 million, or 38.1%, of total assets, as of December 31, 2002.

To further supplement its liquidity, the Company has established federal funds lines with correspondent banks and three master repurchase agreements with major brokerage companies. The FHLB has granted the Bank a line of credit equal to 20 percent of assets with terms up to 360 months. (See "Other Borrowings" above.) As of June 30, 2003, the Company had $267.4 million outstanding under this financing facility. Management believes its liquidity sources to be stable and adequate.

As of June 30, 2003, total loans and leases represented 65.9% of total deposits. This compares to 63.0% as of December 31, 2002.

The liquidity of the parent company, GBC Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, General Bank, subject to the limitations imposed by the Financial Code of the State of California and the MOU. See note 7 in notes to unaudited consolidated financial statements, above. For the six months ended June 30, 2003, the Bank declared cash dividends of $2.8 million to GBC Bancorp.

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

A positive gap exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising rate environment and may inhibit earnings when rates decline. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets, referred to as a negative gap, it indicates that a greater volume of liabilities than assets will reprice during the period. In this case, a rising interest rate environment may inhibit earnings and declining rates may enhance earnings.

Gap reports originated as a means to provide management with a tool to monitor repricing differences, or gaps, between assets and liabilities repricing in a specified period, based upon their underlying contractual rights. The use of gap reports is thus limited to a quantification of the "mismatch" between assets and liabilities repricing within a unique specified timeframe. Contractual gap reports cannot be used to quantify exposure to interest rate changes because they do not take into account timing differences between repricing assets and liabilities, and changes in the amount of prepayments.

As of June 30, 2003, there was a cumulative one-year negative gap of $637.0 million compared to the one-year negative gap of $546.8 million as of December 31, 2002.

The following table indicates the Company's interest rate sensitivity position as of June 30, 2003, and is based on contractual maturities. It may not be reflective of positions in subsequent periods:



	June 30, 2003
			Interest Sensitivity Period
	0 to 90	91 to 365	Over 1 Year	Over	Non-Interest
(In Thousands)	Days	Days	to 5 Years	5 Years	Earning/Bearing	Total
Earning Assets
Securities Available-for-Sale	$ 132,133	$ 3,124	$ 117,169	$ 882,193	$ -	$ 1,134,619
Trading Account Securities	-	-	-		12	12
Federal Funds Sold & Securities
Purchased Under Agreement to Resell	9,550	-	-	-	-	9,550
Loans and Leases (1) (2)	904,801	13,420	115,144	164,523	-	1,197,888
Non-Earning Assets (2)	-	-	-	-	64,616	64,616

Total Earning Assets	$ 1,046,484	$ 16,544	$ 232,313	$ 1,046,716	$ 64,628	$ 2,406,685

Deposits
Non-interest Bearing Demand	$ -	$ -	$ -	$ -	$ 259,092	$ 259,093
Interest Bearing Demand	489,666	-	-	-	-	489,666
Savings	95,688	-	-	-	-	95,688
Time Deposits Under $100,000	58,497	78,223	14,926	-	-	151,645
Time Deposits $100,000 and Over	351,626	377,945	126,375	-	-	855,946

Total Deposits	$ 995,477	$ 456,168	$ 141,301	$ -	$ 259,092	$ 1,852,038

	-	-	-	-	-	-
Borrowings from the Federal Home Loan Bank	$ 40,000	$ 208,400	$ 19,000	$ -		$ 267,400
Subordinated Debt	-	-	39,465	-	-	39,465
Other Liabilities	-	-	-	-	35,416	35,416
Stockholders' Equity	-	-	-	-	212,366	212,366

Total Liabilities and
Stockholders' Equity	$ 1,035,477	$ 664,568	$ 199,766	$ -	$ 506,874	$ 2,406,685

Interest Sensitivity Gap	$ 11,007	$ (648,024)	$ 32,547	$ 1,046,716	$ (442,246)

Cumulative Interest Sensitivity
Gap	$11,007	($637,017)	($604,470)	$442,246	-

Gap Ratio (% of Total Assets)	0.4%	-26.9%	1.4%	43.5%	-18.4%

Cumulative Gap Ratio	0.4%	-26.5%	-25.1%	18.4%	0.0%

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

Since the Company's profitability is affected by changes in interest rates, management actively monitors how changes in interest rates may affect earnings and ultimately the underlying market value of equity. Management monitors interest rate exposure through the use of three basic measurement tools in conjunction with established risk limits. These tools are the expected maturity gap report, net interest income volatility and market value of equity volatility reports. The gap report details the expected maturity mismatch or gap between interest earning assets and interest bearing liabilities over a specified timeframe. The expected gap differs from the contractual gap report shown earlier in this section by adjusting contractual maturities for expected prepayments of principal on loans and amortizing securities as well as the projected timing of repricing non-maturity deposits. The following table shows the Company's financial instruments that are sensitive to changes in interest rates categorized by their expected maturity, as of June 30, 2003:



	Expected Maturity Date
	June 30, 2003
	(Dollars in Thousands)
	0 to 90	91 to 365	Over 1 Year	Over
(In Thousands)	Days	Days	to 5 Years	5 Years	Total
Interest-sensitive Assets:
Securities Available-for-Sale	$ 142,916	$ 275,934	$ 622,183	$ 93,586	$ 1,134,619
Federal Funds Sold & Securities
Purchased Under Agreements to Resell	9,550	-	-	-	9,550
Loans and Leases (1)	904,541	13,420	115,144	164,783	1,197,888

Total Interest-earning Assets	$ 1,057,007	$ 289,354	$ 737,327	$ 258,369	$ 2,342,057

Interest-sensitive Liabilities:
Deposits:
Interest-Bearing Demand	$ 30,583	$ 91,753	$ 197,244	$ 170,086	$ 489,666
Savings	5,933	17,798	39,423	32,534	95,688
Time Deposits	408,077	458,057	141,458	-	1,007,591

Total Deposits	$ 444,593	$ 567,608	$ 378,125	$ 202,620	$ 1,592,945

Borrowings from FHLB	$ 40,000	$ 208,400	$ 19,000	$ -	$ 267,400

Subordinated Debt	-	-	39,465	-	39,465

Total Interest-sensitive Liabilities	$ 484,593	$ 776,008	$ 436,590	$ 202,620	$ 1,899,810

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

The Company uses a computer simulation analysis to attempt to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. The net interest income volatility and market value of equity volatility reports measure the exposure of earnings and capital, respectively, to immediate incremental changes in market interest rates as represented by the prime rate change of 100 to 200 basis points. Market value of portfolio equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2003:




	Net Interest	Market Value of
Change in Interest	Income Volatility	Equity Volatility
Rates (Basis Points)	June 30, 2003 (1)	June 30, 2003 (2)
+200	11.3%	(3.7)%
+100	6.6%	0.3%
-100	(3.2)%	(2.9)%
-200	(7.7)%	(7.2)%

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

Item 4. Controls and Procedures

  Disclosure Controls and Procedures.

  As of the end of the quarter covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures have been designed and, subject to the qualifications identified below, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As noted in note 7, "Regulatory Matters" of Notes to Unaudited Consolidated Financial Statements, the Company's subsidiary, General Bank, has entered into a Memorandum of Understanding with its bank regulators, resulting in the adoption or modification of important policies, methodologies and procedures relating to certain aspects of its business. The policies, methodologies and procedures have been and are being implemented, along with programs to test their effectiveness. In addition, the Company believes that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues, including errors and instances of fraud, if any, within a company have been detected.

  Changes in Internal Controls over Financial Reporting

Except as described in (a) above, there were no changes in the Company's internal controls over financial reporting that occurred during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. CHANGES IN SECURITIES

There have been no changes in the securities of the Registrant during the quarter ended June 30, 2003.

Item 3. DEFAULT UPON SENIOR SECURITIES

This item is not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 15, 2003, a proposal to elect thirteen directors to the Board of Directors of the Registrant to hold office until the next meeting and until their successors are elected and qualified was approved by shareholders. This proposal received the following votes:




	For	Withheld
Benard Chen	9,445,563	964,431
Thomas C.T. Chiu	9,445,563	964,431
Chuang-I Lin	9,445,563	964,431
Ko-Yen Lin	9,445,563	964,431
Ting-Yung Liu	9,445,563	964,431
John Wang	9,445,563	964,431
Kenneth Wang	9,445,563	964,431
Chien-Te Wu	9,445,263	964,731
Julian Wu	9,325,643	1,084,351
Li-Pei Wu	9,439,868	970,126
Peter Wu	9,439,868	970,126
Ping C. Wu	9,445,463	964,531
Chin-Liang Yen	10,056,619	353,375



In addition, a proposal to approve the amendment to the GBC Bancorp 1999 Employee Stock Incentive Plan to increase the number of share available thereunder by 300,000 shares, was approved by shareholders. This proposal received the following votes:





For: 9,699,138	Against: 698,210	Abstain: 12,646



Item 5. OTHER INFORMATION

There are no events to be reported under this item.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits:




Number	Description
<C
31.1	Certifications by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certifications by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.



  Reports on Form 8-K: A Form 8-K, reporting under item 12, was filed on April 22, 2003, announcing the Company's first quarter 2003 financial results. A Form 8-K, reporting under item 5, was filed on May 7, 2003, announcing the definitive agreement providing for the merger of the Company into Cathay Bancorp, Inc. In addition, a Form 8-K reporting under item 9, was filed on May 15, 2003 for the certifications for the report on Form 10-Q for the quarter ended March 31, 2003, in compliance with Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GBC Bancorp

(Registrant)

Dated: __Aug. 13, 2003_                                                         By: /s/ Peter Wu

                                                                                                    Peter Wu, Chairman, President and

                                                                                                    Chief Executive Officer

Dated: __Aug. 13, 2003 __                                                     By: /s/ Peter Lowe

                                                                                                    Peter Lowe, Executive

                                                                                                    Vice President and

Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Peter Wu, certify that:

    I have reviewed this quarterly report on Form 10-Q of GBC Bancorp;
    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    [Omitted pursuant to SEC Release No. 33-8238];
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

    Date: ___Aug. 13, 2003_______________

    By: /s/ Peter Wu

    Peter Wu, Chairman, President & Chief Executive Officer

    Exhibit 31.2

    CERTIFICATIONS

    I, Peter Lowe, certify that:

          I have reviewed this quarterly report on Form 10-Q of GBC Bancorp;
          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
          The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    [Omitted pursuant to SEC Release No. 33-8238];
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: _Aug. 13, 2003________

By: /s/ Peter Lowe

Peter Lowe, Executive Vice President and Chief Financial Officer

Exhibit 32.1

Certification

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of GBC Bancorp (the "Company"), hereby certifies to his knowledge that the Company's Quarterly Report on Form 10Q for the three and six months ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2003                                                                 By: /s/ Peter Wu__________

                                                                                                Name: Peter Wu

                                                                                                Title: Chairman, President & Chief Executive

                                                                                                        Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 32.2

Certification

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of GBC Bancorp (the "Company"), hereby certifies to his knowledge that the Company's Quarterly Report on Form 10Q for the three and six months ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2003                                                                         By: /s/ Peter E. Lowe_________

                                                                                                            Name: Peter E. Lowe

                                                                                                            Title: Executive Vice President &

                                                                                                            Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.